Form 10-Q
period 2017-09-30
Cannae Holdings, Inc.
filed 2017-11-28
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38300
CANNAE HOLDINGS, INC.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	82-1273460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1701 Village Center Circle, Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)
(702) 323-7330
___________________________________________________________________
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of November 17, 2017 there were 70,571,084 shares of the Registrant's common stock outstanding.

EXPLANATORY NOTE

Cannae Holdings, Inc. (“Cannae”) filed a Registration Statement on Form S-1 on Form S-4 (our “Registration Statement”), as amended, with the U.S. Securities and Exchange Commission on May 11, 2017, which the SEC declared effective on October 19, 2017. The Registration Statement includes financial statements for the interim period ended June 30, 2017. Therefore, Cannae is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the quarter subsequent to the quarter reported in the Registration Statement.
The financial statements of Cannae have been omitted from this presentation because through September 30, 2017, Cannae had not commenced operations, and had no activities except in connection with its formation. Cannae was incorporated in the State of Delaware on April 21, 2017, for the initial purpose of effecting the Split-off of the businesses comprising Fidelity National Financial Ventures ("FNFV") Operations from Fidelity National Financial, Inc., as described in Note A to the Financial Statements of FNFV Operations included herein, and has engaged only in activities in contemplation of such Split-off through September 30, 2017.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2017

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Combined Financial Statements

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
CONDENSED COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$335.5	$141.7
Trade receivables	15.2	24.7
Inventory	37.7	23.9
Equity securities available for sale, at fair value	16.9	51.8
Prepaid expenses and other current assets	18.9	9.3
Current assets of discontinued operations	—	21.8
Total current assets	424.2	273.2
Investments in unconsolidated affiliates	410.0	407.3
Property and equipment, net	232.1	236.1
Other intangible assets, net	92.2	99.5
Goodwill	101.5	101.4
Fixed maturity securities available for sale, at fair value	22.5	25.0
Deferred tax asset	30.1	30.7
Other long term investments and non-current assets	48.4	49.7
Noncurrent assets of discontinued operations	—	241.9
Total assets	$1,361.0	$1,464.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$94.0	$91.5
Income taxes payable	0.7	—
Deferred revenue	10.5	24.7
Notes payable, current	9.0	11.4
Current liabilities of discontinued operations	—	31.9
Total current liabilities	114.2	159.5
Notes payable, long term	119.5	93.3
Accounts payable and other accrued liabilities, long term	53.6	48.2
Noncurrent liabilities of discontinued operations	—	150.1
Total liabilities	287.3	451.1
Commitments and contingencies - see Note G
Equity:
Parent investment in FNFV	1,039.5	965.5
Accumulated other comprehensive loss	(65.4)	(68.1)
Total equity	974.1	897.4
Noncontrolling interests	99.6	116.3
Total FNFV equity	1,073.7	1,013.7
Total liabilities and equity	$1,361.0	$1,464.8
See Notes to Condensed Combined Financial Statements

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues:
Restaurant revenue	$270.0	$273.0	$830.4	$858.4
Other operating revenue	11.3	8.9	21.7	17.0
Total operating revenues	281.3	281.9	852.1	875.4
Operating expenses:
Cost of restaurant revenue	242.9	236.2	727.7	726.5
Personnel costs	18.7	18.0	79.2	51.8
Depreciation and amortization	11.9	11.0	34.9	32.2
Other operating expenses	28.6	20.4	72.8	63.7
Total operating expenses	302.1	285.6	914.6	874.2
Operating (loss) income	(20.8)	(3.7)	(62.5)	1.2
Other income (expense):
Interest and Investment Income	1.6	0.7	3.9	2.3
Interest expense	(1.8)	(1.3)	(5.2)	(3.9)
Realized gains and (losses), net	(0.2)	—	4.9	12.5
Total other (expense) income	(0.4)	(0.6)	3.6	10.9
(Loss) earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(21.2)	(4.3)	(58.9)	12.1
Income tax (benefit) expense	(2.6)	10.5	(27.8)	3.0
(Loss) earnings from continuing operations before equity in losses of unconsolidated affiliates	(18.6)	(14.8)	(31.1)	9.1
Equity in losses of unconsolidated affiliates	(4.6)	(12.9)	(13.9)	(17.9)
Loss from continuing operations	(23.2)	(27.7)	(45.0)	(8.8)
Net earnings from discontinued operations, net of tax - see Note J	—	—	147.7	2.0
Net (loss) earnings attributable to FNFV	(23.2)	(27.7)	102.7	(6.8)
Less: Net (loss) earnings attributable to non-controlling interests	(8.1)	(1.3)	(10.8)	1.0
Net (loss) earnings attributable to Parent	$(15.1)	$(26.4)	$113.5	$(7.8)
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net (loss) earnings	$(23.2)	$(27.7)	$102.7	$(6.8)
Other comprehensive earnings (loss), net of tax:
Unrealized loss on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(3.3)	(1.6)	(4.2)	(4.1)
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	4.7	(2.2)	10.0	10.2
Reclassification adjustments for change in unrealized gains and losses included in net earnings (3)	—	—	(3.1)	—
Other comprehensive earnings (loss)	1.4	(3.8)	2.7	6.1
Comprehensive (loss) earnings attributable to FNFV	(21.8)	(31.5)	105.4	(0.7)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(8.1)	(1.3)	(10.8)	1.0
Comprehensive (loss) earnings attributable to Parent	$(13.7)	$(30.2)	$116.2	$(1.7)
_________________________________

(1)
Net of income tax benefit of $2.0 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and net of income tax benefit of $2.6 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Net of income tax expense (benefit) of $2.7 million and $(1.4) million for the three months ended September 30, 2017 and 2016, respectively, and net of income tax expense of $6.2 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)	Net of income tax expense of $1.9 million for the nine months ended September 30, 2017.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
CONDENSED COMBINED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Parent Investment in FNFV	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity

Balance, December 31, 2015	$1,021.0	$(75.5)	$113.6	$1,059.1
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	(4.1)	—	(4.1)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates, net of tax	—	10.2	—	10.2
Subsidiary stock-based compensation	—	—	0.8	0.8
Acquisition of Brasada	—	—	2.0	2.0
Dissolution of consolidated subsidiary	—	—	(0.3)	(0.3)
Net change in Parent investment in FNFV	(38.9)	—	—	(38.9)
Subsidiary dividends paid to noncontrolling interests	—	—	(0.4)	(0.4)
Net (loss) earnings	(7.8)	—	1.0	(6.8)
Balance, September 30, 2016	$974.3	$(69.4)	$116.7	$1,021.6

Balance, December 31, 2016	$965.5	$(68.1)	$116.3	$1,013.7
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	(4.2)	—	(4.2)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates, net of tax	—	10.0	—	10.0
Reclassification adjustments for change in unrealized gains and losses included in net earnings, net of tax	—	(3.1)	—	(3.1)
Subsidiary stock-based compensation	—	—	0.4	0.4
Sale of OneDigital	—	—	(6.2)	(6.2)
Net change in Parent investment in FNFV	(39.5)	—	—	(39.5)
Subsidiary dividends paid to noncontrolling interests	—	—	(0.1)	(0.1)
Net earnings (loss)	113.5	—	(10.8)	102.7
Balance, September 30, 2017	$1,039.5	$(65.4)	$99.6	$1,073.7

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,

	2017	2016

Cash flows from operating activities:
Net earnings (loss)	$102.7	$(6.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.6	45.3
Equity in losses of unconsolidated affiliates	13.9	17.9
Realized (gain) loss and operating impairments, net	(1.1)	(10.6)
Gain on sale of OneDigital	(276.0)	—
Subsidiary stock-based compensation cost	0.4	0.8
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	8.1	1.7
Net (increase) decrease in inventory, prepaid expenses and other assets	(18.7)	1.4
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other	3.0	(23.0)
Net change in income taxes	12.7	(11.5)
Net cash (used in) provided by operating activities	(111.4)	15.2
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	31.6	—
Additions to property and equipment	(28.4)	(39.7)
Additions to other intangible assets	(1.1)	(4.7)
Purchases of investment securities available for sale	(1.3)	(37.4)
Contributions to investments in unconsolidated affiliates	(1.4)	(67.3)
Proceeds from the sale of cost method and other investments	—	36.0
Purchases of other long-term investments	(3.6)	—
Distributions from investments in unconsolidated affiliates	1.0	5.6
Net other investing activities	—	(0.5)
Acquisition of Brasada, net of cash acquired	—	(27.5)
Proceeds from sale of OneDigital	326.0	—
Other acquisitions of businesses, net of cash acquired	(21.1)	(27.3)
Net cash provided by (used in) investing activities	301.7	(162.8)
Cash flows from financing activities:
Borrowings	74.8	45.4
Debt service payments	(32.5)	(18.5)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.1)	(0.4)
Payment of contingent consideration for prior period acquisitions	(4.0)	—
Equity transactions with Parent, net	(39.4)	(41.0)
Net cash used in financing activities	(1.2)	(14.5)
Net increase (decrease) in cash and cash equivalents	189.1	(162.1)
Cash and cash equivalents at beginning of period, including cash of discontinued operations	146.4	275.1
Cash and cash equivalents at end of period	$335.5	$113.0

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
During December 2016, the board of directors of Fidelity National Financial, Inc. (“FNF” or “Parent”) authorized its management to pursue a plan to redeem each outstanding share of its Fidelity National Financial Ventures Group ("FNFV Group") common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae Holdings, Inc. (“Cannae”), with cash in lieu of fractional shares (the "Split-Off"). On November 17, 2017, FNF contributed to Cannae its majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian Holding, LLC ("Ceridian"), and various controlled portfolio companies and other minority equity investments, which we refer to collectively herein as Fidelity National Financial Ventures Operations (the “Company”, “we”, “our”, or “us”). The Split-Off is intended to be tax-free to stockholders of FNFV Group common stock.
See Note H Segment Information for further discussion of the businesses comprising our reportable segments.
Split-off of Cannae from FNF
Following the Split-Off, FNF and Cannae will operate as separate, publicly traded companies. In connection with the Split-Off, FNF and Cannae entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a corporate services agreement, registration rights agreements, a voting agreement, and a tax matters agreement, and a revolver note.
The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Cannae and FNF with respect to and resulting from the Split-Off. Pursuant to the corporate services agreement, FNF will provide Cannae with certain "back office" services including legal, tax, accounting and treasury support. FNF will generally provide these services at no-cost for up to three years. Cannae will reimburse FNF for direct, out-of-pocket expenses incurred by FNF in providing these services.The voting and registration rights agreements provide for certain appearance and voting restrictions and registration rights on shares of Cannae owned by FNF and certain of its subsidiaries, as applicable, after consummation of the Split-Off. The tax matters agreement provides for the allocation and indemnification of tax liabilities and benefits between FNF and Cannae and other agreements related to tax matters. The revolver note provides for the Company to borrow revolving loans, the proceeds of which may be used for investment purposes and working capital needs, from FNF from time to time in an aggregate amount not to exceed $100 million.
The Split-Off will be accounted for at historical cost due to the pro rata nature of the distribution to holders of FNFV Group common stock.
Principles of Combination and Basis of Presentation
The unaudited financial information in this report includes the accounts of the Company and is prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries contributed upon consummation of the Split-off. All adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with Amendment No. 7 to our Registration Statement on Form S-1 on Form S-4 (our "Registration Statement") filed with the SEC on October 18, 2017.
These financial statements represent a combination of the historical financial information of the operations attributed to FNFV, of which Cannae will be comprised. Historically, the Company was allocated certain corporate overhead and management services expenses from FNF based on our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Both FNF and the Company believe such allocations are reasonable; however, they may not be indicative of the actual results of operations or cash flows of the Company had the Company been operating as an independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future.
All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Combined Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Combined Balance Sheets in each period.

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
On November 17, 2017, a special meeting of the FNFV Group stockholders was held to approve the Split-Off. The Split-Off was approved by a majority of the stockholders and occurred on November 17, 2017. As a result, Cannae is now a separate public company listed under the ticker symbol CNNE on the New York Stock Exchange.
On November 16, 2017, certain subsidiaries of FNF contributed an aggregate of $100.0 million to us in exchange for 5,706,134 shares of Cannae common stock. In addition, on November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. The revolver note replaces the Revolver Note discussed in Note F Notes Payable.
On October 16, 2017, Fidelity National Financial Ventures LLC ("FNFV LLC"), a wholly owned subsidiary of the Company, completed a merger pursuant to an Agreement and Plan of Merger (the ‘‘T-System Merger Agreement’’) with Project F Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of FNFV LLC (‘‘T-System Merger Sub’’), T-System Holding LLC, a Delaware limited liability company (‘‘T-System’’), and Francisco Partners II, L.P., a Delaware limited partnership, providing for the acquisition of T-System by FNFV LLC pursuant to the proposed merger (the ‘‘T-System Merger’’) of T-System with and into T- System Merger Sub, which will result in T-System continuing as the surviving entity and wholly-owned subsidiary of FNFV LLC.
T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System organizes its business into two segments. The Clinical Documentation segment offers software solutions providing clinical staff full workflow operations that drive documentation completeness and revenue optimization to more than 435 customers. Additionally, the patented T-Sheet is the industry standard for emergency department documentation, with more than 800 customers. The Coding Software & Outsourced Solutions segment provides a full-service outsourced coding solution as well as a cloud-based SaaS solution for self-service coding. These offerings help more than 75 customers at over 300 sites optimize their revenue cycle workflow and customer revenue reimbursement through improved coding accuracy and compliance and coder productivity compared to in-house coding.
As a result of the T-System Merger, all of the outstanding securities of T-System were canceled, extinguished and converted into the right to receive a portion of the aggregate merger consideration in accordance with the terms of the T-System Merger Agreement. The aggregate merger consideration is an amount in cash equal to $204.4 million.
On August 3, 2017, FNFV LLC entered into a definitive agreement (the "99 Merger Agreement"), by and among J. Alexander’s Holdings, Inc. ("J. Alexander’s"), its subsidiary J. Alexander’s Holdings, LLC ("JAX Op"), Nitro Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of JAX Op, Fidelity Newport Holdings, LLC ("FNH", together with FNFV LLC, the "99 Sellers"), and 99 Restaurants, LLC ("99 Restaurants"), to merge Merger Sub with and into 99 Restaurants, whereupon the separate existence of Merger Sub shall cease and 99 Restaurants shall continue as the surviving company and a subsidiary of JAX Op (the "99 Merger"). 99 Restaurants is the owner of our Ninety Nine Restaurant & Pub restaurant concept. Pursuant to the 99 Merger Agreement, FNH will exchange 100% of its ownership interest in 99 Restaurants for common share equivalents of J. Alexander’s (as described below).
Under the terms of the 99 Merger Agreement, 99 Restaurants will be valued at an enterprise value of $199.0 million, with consideration to be paid to the 99 Sellers by J. Alexander’s and JAX Op consisting of newly issued equity valued at $179.0 million, issued in the form of 16,272,727 new Class B Units of JAX Op and 16,272,727 shares of new Class B Common Stock of J. Alexander’s, and the assumption of $20.0 million of net debt.  For purposes of the 99 Merger, each Class B Unit, together with one share of Class B Common Stock, will be issued at an agreed price of $11.00. Prior to the 99 Merger, 99 Restaurants will assume $60 million of currently outstanding debt of certain of its affiliates and FNFV LLC will contribute $40.0 million to 99 Restaurants in exchange for newly issued membership interest in 99 Restaurants. The proceeds of this cash contribution will be used by J. Alexander’s to repay a portion of the assumed debt immediately following the closing of the 99 Merger. William P. Foley, II, our Executive Chairman, will join the J. Alexander’s Board of Directors and it is expected that Lonnie J. Stout II will remain Chief Executive Officer of the combined company. Closing is contingent on customary closing conditions, including approval of the shareholders of J. Alexander’s and certain regulatory clearances, and is expected late in the fourth quarter of 2017 or early in the first quarter of 2018.
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital") for $560.0 million in an all-cash transaction. After repayment of debt, payout to option holders and a minority equity investor and other transaction related payments, the Company received $331.4 million from the sale, which includes $326.0 million of cash and $5.4 million of purchase price holdback receivable. We recognized a pre-tax gain of $276.0 million on the sale and $126.3 million in income tax expense which are included

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

in Net earnings from discontinued operations on the Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2017. Income tax expense resulting from the gain was recorded as a discrete tax expense for the three months ended June 30, 2017 and included a permanent tax adjustment for nondeductible goodwill. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.
As a result of the sale of OneDigital we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our condensed combined balance sheet as of December 31, 2016. Further, the financial results of OneDigital have been reclassified to discontinued operations for all periods presented in our condensed combined statements of operations. See Note J. Discontinued Operations for further details of the results of OneDigital.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We have completed our evaluation of the effect this new guidance will have on our consolidated financial statements and related disclosures and have concluded that the effect will not be material. We do not expect to early adopt this standard.
From May 2014 through December 2016 the FASB issued various ASUs on revenue recognition (the "Revenue Recognition ASUs") including ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Prior to the acquisition of T-System we concluded that we do not expect the Revenue Recognition ASUs to have a material impact on our combined financial statements as disclosed in Note S to our Combined Financial Statements included in our Registration Statement. We do not expect the acquisition of T-System to change the Company's initial conclusion of the impact of the Revenue Recognition ASUs on our financial statements.

Note B.         Acquisitions
The results of operations and financial position of the entities acquired during any period are included in the Condensed Combined Financial Statements from and after the date of acquisition.
T-System
On October 16, 2017, we completed the T-System Merger for aggregate merger consideration of $204.4 million. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities.
The Company paid total consideration, net of cash received, of $202.8 million in exchange for 100% of the ownership of T-System. The total consideration paid was as follows (in millions):

Cash paid	$204.4
Less: Cash acquired	1.6
Total cash consideration paid	$202.8
The Company will account for the acquisition by applying the acquisition method of accounting which requires, among other things, that the assets acquired and the liabilities assumed be measured at their fair values as of the closing date of the transaction.  The Company is in the process of ascertaining the respective fair values of the net identifiable assets; however, initial estimates are not yet available.  Accordingly, we have excluded disclosure of the major classes of assets and liabilities acquired and supplemental pro forma information.

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Corporate and other
Brasada
On January 18, 2016, we completed our purchase of certain assets of Brasada Ranch Development, LLC, Brasada Ranch Hospitality, LLC, Brasada Ranch Utilities, LLC, Brasada Rental Management, LLC, and Oregon Resorts, LLC (collectively, "Brasada") through our 87% owned subsidiary FNF NV Brasada, LLC. Brasada is a ranch-style resort in Oregon which offers luxury accommodations, championship golf, world-class dining and amenities, and vast recreational activities. The acquisition was made to supplement our resort, land and real estate holdings.
The Company paid total consideration, net of cash received, of $27.5 million in exchange for the assets of Brasada. The total consideration paid was as follows (in millions):

Cash paid	$12.0
Cash consideration financed through a mortgage loan	15.5
Total cash consideration paid	$27.5
The purchase price has been allocated to Brasada's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date.
The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired, excluding cash received, and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade receivables	$0.7
Prepaid and other current assets	0.6
Other long-term investments	8.6
Property and equipment	14.4
Other intangible assets	7.5
Total assets acquired	31.8

Accounts payable and accrued liabilities	1.1
Deferred revenue	1.0
Notes payable	0.2
Total liabilities assumed	2.3
Total noncontrolling assumed	2.0
Net assets acquired	$27.5
For comparative purposes, selected unaudited pro-forma combined results of operations of the Company for the three and nine months ended September 30, 2016 are presented below. Pro-forma results presented assume the consolidation of Brasada occurred as of the beginning of the 2016 period. Amounts are adjusted to exclude costs directly attributable to the acquisition of Brasada, including transaction costs.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Total revenues	$286.7	$886.0
Net loss	(25.5)	(5.9)

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Estimated Useful Lives of Property and Equipment and Other Intangible Assets
The gross carrying values and weighted average estimated useful lives of property and equipment and other intangible assets acquired in the Brasada acquisition consists of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$14.4	3 - 40
Other intangible assets:
Management services contract	5.2	12
Tradename	2.3	15
Total other intangible assets	7.5
Total	$21.9

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The fair value hierarchy established by the accounting standards on fair value measurements includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Combined Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1.  Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access.
Level 2.  Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 3.  Financial assets and liabilities whose values are based on model inputs that are unobservable.
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$22.5	$—	$22.5
Equity securities available for sale	16.9	—	—	16.9
Deferred compensation	4.2	—	—	4.2
Total assets	$21.1	$22.5	$—	$43.6
Liabilities:
Deferred compensation	$4.2	$—	$—	$4.2
Total liabilities	$4.2	$—	$—	$4.2

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$25.0	$—	$25.0
Equity securities available for sale	51.8	—	—	51.8
Deferred compensation	3.5	—	—	3.5
Total assets	$55.3	$25.0	$—	$80.3
Liabilities:
Deferred compensation	$3.5	$—	$—	$3.5
Total liabilities	$3.5	$—	$—	$3.5

Our recurring Level 2 fair value measure for our fixed-maturity securities available for sale are provided by a third-party provider. We rely on one price for the instruments to determine the carrying amount of the assets on our balance sheet. Quarterly, a blended comparable public company and discounted cash flow analysis are utilized to determine the fair value. The inputs utilized in the analysis include observable measures such as benchmark yields, benchmark securities, and reference data including public company operating results and market research publications. Other factors considered include the bond's yield, its terms and

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

conditions, or any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news. We review the pricing methodologies for our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value.
Additional information regarding the fair value of our investment portfolio is included in Note D Investments.
Deferred compensation plan assets are comprised of various investment funds which are valued based upon their quoted market prices.
As of September 30, 2017 and December 31, 2016 we held no material assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F Notes Payable.

Note D — Investments

Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	22.5	25.7	0.3	(3.5)	22.5
Equity securities available for sale	16.9	17.7	—	(0.8)	16.9
Total	$39.4	$43.4	$0.3	$(4.3)	$39.4

	December 31, 2016
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	25.0	24.7	0.3	—	25.0
Equity securities available for sale	51.8	44.2	7.6	—	51.8
Total	$76.8	$68.9	$7.9	$—	$76.8

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of September 30, 2017 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 were as follows (in millions):

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$22.5	$(3.5)
Equity securities available for sale	16.9	(0.8)
Total temporarily impaired securities	$39.4	$(4.3)

Equity securities are carried at fair value. The change in net unrealized gain/loss on equity securities for the three and nine months ended September 30, 2017 was a decrease of $1.8 million and $8.4 million, respectively. The decrease in the three-month period ended September 30, 2017 was primarily attributable to a decrease in market value of our holding. The decrease in the nine-month period ended September 30, 2017 was primarily attributable to sales of securities.
During the nine months ended September 30, 2017, we sold equity securities for gross proceeds of $31.6 million resulting in gross realized gains of $5.1 million. We sold no securities in the three months ended September 30, 2017 or the three or nine months ended September 30, 2016.
During the three and nine months ended September 30, 2017 and 2016, we incurred no other-than-temporary impairment charges relating to securities available for sale. We recorded realized gains of $5.1 million in the nine months ended September 30, 2017 related to the sales of equity securities available for sale. We recorded no realized gains or losses on securities available for sale in the three months ended September 30, 2017 or the three or nine months ended September 30, 2016.
As of September 30, 2017, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our combined financial statements.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2017 and December 31, 2016 consisted of the following (in millions):

	Ownership at September 30, 2017	September 30, 2017	December 31, 2016
Ceridian	33%	$321.7	$323.2
Ceridian II	33%	47.4	47.4
Total investment in Ceridian	33%	369.1	370.6
Other	various	40.9	36.7
Total		$410.0	$407.3

On March 30, 2016, Ceridian Holding II LLC ("Ceridian II"), an affiliate of Ceridian, completed an offering of common stock (the “Offering”) for aggregate proceeds of $150.2 million. The proceeds of the Offering were used by Ceridian Holding II LLC to purchase shares of senior convertible preferred stock of Ceridian HCM Holding, Inc. ("Ceridian HCM"), a wholly-owned subsidiary of Ceridian. As part of the Offering, FNF purchased a number of shares of common stock of Ceridian Holding II LLC equal to its pro-rata ownership in Ceridian.

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Combined Balance Sheets and Condensed Combined Statements of Earnings, respectively, is presented below.

	September 30, 2017	December 31, 2016
	(In millions)
Total current assets before customer funds	$308.9	$342.7
Customer funds	3,480.8	3,702.8
Goodwill and other intangible assets, net	2,308.9	2,290.9
Other assets	97.1	90.1
Total assets	$6,195.7	$6,426.5
Current liabilities before customer obligations	$144.8	$200.8
Customer obligations	3,480.3	3,692.3
Long-term obligations, less current portion	1,118.9	1,139.8
Other long-term liabilities	264.4	300.5
Total liabilities	5,008.4	5,333.4
Equity	1,187.3	1,093.1
Total liabilities and equity	$6,195.7	$6,426.5

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
	(In millions)		(In millions)
Total revenues	$184.5	$169.9	$548.3	$514.9
Loss before income taxes	(16.3)	(36.9)	(46.3)	(76.6)
Net loss	(20.0)	(40.2)	(54.0)	(63.7)

Note E.	Inventory
Inventory consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Bakery inventory:
Raw materials	$9.5	$5.1
Semi-finished and finished goods	16.3	5.9
Packaging	2.8	2.2
Obsolescence reserve	(0.5)	(0.3)
Total bakery inventory	28.1	12.9
Restaurant and other inventory	9.6	11.0
Total inventory	$37.7	$23.9

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F —Notes Payable
Notes payable consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
ABRH Term Loan, interest payable monthly at LIBOR + 3.0% (4.24% at September 30, 2017), due August 2019	$86.1	$91.6
ABRH Revolving Credit Facility, unused portion of $14, due August 2019 with interest payable monthly or quarterly at various rates	29.6	—
Brasada Cascades Credit Agreement, due January 2026 with interest payable monthly at varying rates	12.3	12.9
Corporate Revolver Note with FNF, Inc., unused portion of $100.0 million at September 30, 2017	—	—
Other	0.5	0.2
Notes payable, total	$128.5	$104.7
Less: Notes payable, current	9.0	11.4
Notes payable, long term	$119.5	$93.3
At September 30, 2017 the carrying value of our outstanding notes payable approximated fair value. The carrying value of the ABRH term loan and the variable rate notes pursuant to the Brasada Cascades Credit Agreement approximate fair value as they are variable rate instruments with short reset periods (either monthly or quarterly) which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate note pursuant to the Cascades Credit Agreement approximates fair value as of September 30, 2017.
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae (“NV Brasada”), entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Cascades Credit Agreement”) with Bank of the Cascades, an Oregon state-chartered commercial bank (“Bank of the Cascades”), as lender. The material terms of the Cascades Credit Agreement are set forth in our audited Combined Financial Statements for the year ended December 31, 2016 included in our Registration Statement. As of September 30, 2017, the variable rate notes incurred interest at 3.48%, and there is $0.8 million available to be drawn on the Line of Credit Loan.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility was amended on February 24, 2017. The material terms of the ABRH Credit Facility are set forth in our audited Combined Financial Statements for the year ended December 31, 2016 included in our Registration Statement. As of September 30, 2017, ABRH had $16.4 million of outstanding letters of credit, $18.6 million of borrowings under the ABRH Revolver incurred interest monthly at 4.24% and $11.0 million of borrowings incurred interest quarterly at 6.25%.
On June 30, 2014, FNF issued to FNFV, LLC a revolver note in an aggregate principal amount of up to $100.0 million (the “Revolver Note”), pursuant to FNF's revolving credit facility. The material terms of the Revolver Note are set forth in our audited Combined Financial Statements for the year ended December 31, 2016 included in our Registration Statement.

Gross principal maturities of notes payable at September 30, 2017 are as follows (in millions):
2017	$2.1
2018	9.6
2019	105.5
2020	—
2021	—
Thereafter	12.5
$129.7

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note G — Commitments and Contingencies
Legal Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation includes purported class action lawsuits, which make allegations related to various aspects of our business. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that no actions, other than those discussed below, depart from customary litigation or regulatory inquiries incidental to our business.
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. Our Restaurant Group companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol. We may also become subject to lawsuits and other proceedings, as well as card network fines and penalties, arising out of the actual or alleged theft of our customers' credit or debit card information.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of September 30, 2017 and December 31, 2016, we have no accruals for legal proceedings as none of our ongoing matters are both probable and reasonably estimable. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On April 8, 2016, a cyber-security investigation at O’Charley’s identified signs of unauthorized access to the payment card network of O’Charley’s restaurants. The Company retained a cyber security firm to prepare a report (called a “Payment Card Industry Forensic Investigator report” or “PFI report”) describing the incident. The PFI report was submitted to the card networks on June 10, 2016. Based on the PFI report, credit cards used at all O’Charley’s restaurants (other than three franchised locations) from March 18, 2016, to April 8, 2016 may have been affected. To date, the Company has reimbursed Fifth Third Bank for fines arising under the MasterCard Security Rules and Procedures (Merchant Edition) in the amount of $0.6 million. We received a letter from VISA dated September 6, 2017 indicating that 438,248 VISA accounts were affected by the incident. We expect to receive a liability assessment under VISA’s Global Compromised Account Recovery (GCAR) program in November 2017. Any amounts incurred by O’Charley’s pursuant to VISA’s GCAR program, as well as additional amounts imposed by other card issuers, will depend on a variety of factors, including the specific facts and circumstances of the incident (e.g., how many cards were used to make unauthorized purchases) and the exercise of discretion by each card network. O’Charley’s could also face lawsuits by individual cardholders for unauthorized charges if the individuals are not fully compensated by the card brands. However, individual cardholders generally have no liability for unauthorized charges under the card brand rules, and O’Charley’s has received no notice of any such lawsuits to date.
O’Charley’s is the defendant in a lawsuit, Otis v. O’Charley’s, LLC, filed on July 13, 2016, in U.S. District Court, Central District of Illinois. The lawsuit purports to bring a national class action on behalf of all O’Charley’s servers and bartenders under the Fair Labor Standards Act and similar state laws. The complaint alleges that O'Charley's failed to pay plaintiffs the applicable minimum wage and overtime by requiring tipped employees to: (a) spend more than twenty percent of their time performing non-tipped duties, including dishwashing, food preparation, cleaning, maintenance, and other "back of the house" duties; and (b) perform “off the clock” work. Plaintiffs seek damages and declaratory relief. The named plaintiffs and members of the putative class are parties to employment agreements with O’Charley’s that provide, inter alia, for individual arbitration of potential claims and disputes. On October 25, 2016, the District Court entered an Order staying all proceedings in the Otis case pending the United States Supreme Court’s resolution of certain petitions for certiorari filed in several Circuit Courts of Appeals cases that address the issue of whether agreements between employers and employees to arbitrate disputes on an individual basis are enforceable under the Federal Arbitration Act. The Order provides that, if certiorari is granted in any of the Circuit Courts of Appeals cases,

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

the stay of the Otis case will continue until the Supreme Court reaches a final decision on the merits in the cases. On January 13, 2017, the Supreme Court granted certiorari in three of the Circuit Courts of Appeals cases that address the enforceability of arbitration agreements. Accordingly, the proceedings in the Otis case are stayed until the Supreme Court reaches a final decision on the merits in the three cases.
Operating Leases
Future minimum operating lease payments as of September 30, 2017 are as follows (in millions):

2017 (remaining)	$15.3
2018	60.2
2019	55.5
2020	49.6
2021	43.1
Thereafter	163.4
Total future minimum operating lease payments	$387.1
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of September 30, 2017 to determine the amount of the obligations.
Purchase obligations as of September 30, 2017 are as follows (in millions):

2017 (remaining)	$90.7
2018	94.6
2019	24.9
2020	16.5
2021	1.8
Thereafter	5.4
Total purchase commitments	$233.9

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
On June 6, 2017, we completed the sale of OneDigital. The segment presentation below has been restated to exclude the results of OneDigital, which was formerly a reportable segment. See Note J. Discontinued Operations for further details of the results of OneDigital.
As of and for the three months ended September 30, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$270.0	$—	$—	$—	$270.0
Other operating revenues	—	184.5	11.3	(184.5)	11.3
Revenues from external customers	270.0	184.5	11.3	(184.5)	281.3
Interest and investment income, including realized gains and losses	—	—	1.4	—	1.4
Total revenues	270.0	184.5	12.7	(184.5)	282.7
Depreciation and amortization	11.2	7.9	0.7	(7.9)	11.9
Interest expense	(1.6)	(21.8)	(0.2)	21.8	(1.8)
Loss from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(18.5)	(16.3)	(2.7)	16.3	(21.2)
Income tax expense (benefit)	—	3.3	(2.6)	(3.3)	(2.6)
Loss from continuing operations, before equity in earnings (losses ) of unconsolidated affiliates	(18.5)	(19.6)	(0.1)	19.6	(18.6)
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.2	(4.8)	(4.6)
(Loss) earnings from continuing operations	$(18.5)	$(19.6)	$0.1	$14.8	$(23.2)
Assets	$477.6	$6,195.7	$883.4	$(6,195.7)	$1,361.0
Goodwill	101.4	2,090.9	0.1	(2,090.9)	101.5
As of and for the three months ended September 30, 2016:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$273.0	$—	$—	$—	$273.0
Other operating revenues	—	169.9	8.9	(169.9)	8.9
Revenues from external customers	273.0	169.9	8.9	(169.9)	281.9
Interest and investment income, including realized gains and losses	—	—	0.7	—	0.7
Total revenues	273.0	169.9	9.6	(169.9)	282.6
Depreciation and amortization	10.5	7.7	0.5	(7.7)	11.0
Interest expense	(1.2)	(21.7)	(0.1)	21.7	(1.3)
Loss from continuing operations, before income taxes and equity in losses of unconsolidated affiliates	(4.2)	(36.9)	(0.1)	36.9	(4.3)
Income tax expense	—	7.3	10.5	(7.3)	10.5
Loss from continuing operations, before equity in losses of unconsolidated affiliates	(4.2)	(44.2)	(10.6)	44.2	(14.8)
Equity in losses of unconsolidated affiliates	—	—	(0.7)	(12.2)	(12.9)
Loss from continuing operations	$(4.2)	$(44.2)	$(11.3)	$32.0	$(27.7)
Assets	$482.4	$6,271.7	$958.6	$(6,271.7)	$1,441.0
Goodwill	101.4	2,068.6	—	(2,068.6)	101.4

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$830.4	$—	$—	$—	$830.4
Other operating revenues	—	548.3	21.7	(548.3)	21.7
Revenues from external customers	830.4	548.3	21.7	(548.3)	852.1
Interest and investment income, including realized gains and losses	—	—	8.8	—	8.8
Total revenues	830.4	548.3	30.5	(548.3)	860.9
Depreciation and amortization	32.9	22.8	2.0	(22.8)	34.9
Interest expense	(4.8)	(65.1)	(0.4)	65.1	(5.2)
Loss from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(24.6)	(46.3)	(34.3)	46.3	(58.9)
Income tax expense (benefit)	—	7.7	(27.8)	(7.7)	(27.8)
Loss from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(24.6)	(54.0)	(6.5)	54.0	(31.1)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	1.3	(15.3)	(13.9)
Loss from continuing operations	$(24.5)	$(54.0)	$(5.2)	$38.7	$(45.0)
Assets	$477.6	$6,195.7	$883.4	$(6,195.7)	$1,361.0
Goodwill	101.4	2,090.9	0.1	(2,090.9)	101.5
As of and for the nine months ended September 30, 2016:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$858.4	$—	$—	$—	$858.4
Other operating revenues	—	514.9	17.0	(514.9)	17.0
Revenues from external customers	858.4	514.9	17.0	(514.9)	875.4
Interest and investment income, including realized gains and losses	(2.6)	—	17.4	—	14.8
Total revenues	855.8	514.9	34.4	(514.9)	890.2
Depreciation and amortization	30.7	22.3	1.5	(22.3)	32.2
Interest expense	(3.5)	(65.5)	(0.4)	65.5	(3.9)
Earnings (loss) from continuing operations, before income taxes and equity in losses of unconsolidated affiliates	1.6	(76.6)	10.5	76.6	12.1
Income tax expense	—	8.0	3.0	(8.0)	3.0
Earnings (loss) from continuing operations, before equity in losses of unconsolidated affiliates	1.6	(84.6)	7.5	84.6	9.1
Equity in losses of unconsolidated affiliates	—	—	(0.4)	(17.5)	(17.9)
Earnings (loss) from continuing operations	$1.6	$(84.6)	$7.1	$67.1	$(8.8)
Assets	$482.4	$6,271.7	$958.6	$(6,271.7)	$1,441.0
Goodwill	101.4	2,068.6	—	(2,068.6)	101.4

The activities in our segments include the following:

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn and Bakers Square restaurant and food service concepts, as well as its Legendary Baking bakery operation. This segment also includes the results of the Max & Erma's concept through the date which it was sold, January 25, 2016.

•
Ceridian. This segment consists of our 33% ownership interest in Ceridian. Ceridian, through its operating subsidiary Ceridian HCM, offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Ceridian HCM's cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Dayforce enables organizations to process pay, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian Elimination section of the segment presentation above.

•
Corporate and Other. This segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, including our controlling investment in Fidelity National Timber Resources, Inc., which includes our 87% ownership of FNF NV Brasada, LLC ("Brasada") and Rock Creek Idaho Holdings, LLC, and our minority investments in Triple Tree Holdings LLC, Wine Direct, Inc. and the debt of Colt Defense, LLC ("Colt Defense"), as well as certain intercompany eliminations and taxes. Total assets for this segment as of September 30, 2016 also include the assets of One Digital of $230.7 million.

Note I.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Nine months ended September 30,
	2017	2016
	(In millions)
Cash paid (refunded) during the period:
Interest	$6.8	$6.3
Income taxes	114.4	(1.0)
Non-cash financing activities:
Liabilities and noncontrolling interests assumed in connection with acquisitions:
Fair value of net assets acquired	$25.9	$62.8
Less: Total cash purchase price	21.1	54.7
Liabilities and noncontrolling interests assumed	$4.8	$8.1
Debt extinguished through the sale of OneDigital	$151.1	$—

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note J.      Discontinued Operations
OneDigital
As a result of the sale of OneDigital we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our condensed combined balance sheet as of December 31, 2016.  Further, the financial results of OneDigital have been reclassified to discontinued operations for all periods presented in our condensed combined statements of operations. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.
A reconciliation of the operations of OneDigital to the Statement of Operations is shown below:

	Three months ended September 30,	Nine months ended September 30,

	2016	2017	2016
	(Unaudited)	(Unaudited)
Revenues:
Other operating revenue	$37.0	$80.9	$109.8
Total operating revenues	37.0	80.9	109.8
Operating expenses:
Personnel costs	23.8	56.9	69.1
Depreciation and amortization	4.7	8.8	13.2
Other operating expenses	7.1	11.3	20.5
Total operating expenses	35.6	77.0	102.8
Operating income	1.4	3.9	7.0
Other income (expense):
Interest expense	(1.3)	(2.9)	(3.5)
Realized gains and (losses), net	—	276.0	—
Total other income (expense)	(1.3)	273.1	(3.5)
Earnings from discontinued operations before income taxes	0.1	277.0	3.5
Income tax expense	0.1	129.3	1.5
Earnings from discontinued operations attributable to the Company	—	147.7	2.0

Cash flow from discontinued operations data:
Net cash provided by operations	$7.2	$17.3	$22.2
Net cash used in investing activities	(12.3)	(27.3)	(32.3)
Other acquisitions/disposals of businesses, net of cash acquired, on the Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 includes $25.9 million and $27.3 million, respectively, related to acquisitions made by OneDigital. Borrowings on the Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 include $23.0 million and $20.0 million, respectively, related to borrowings by OneDigital. Debt service payments on the Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 include $3.0 million and $7.5 million, respectively, for the nine months ended September 30, 2017 and 2016 related to principal repayments by OneDigital.

FIDELITY NATIONAL FINANCIAL VENTURES OPERATIONS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the financial position of OneDigital to the Balance Sheet is shown below:

December 31, 2016
(in millions)
Cash and cash equivalents	$4.7
Trade receivables	13.6
Prepaid expenses and other current assets	3.5
Total current assets of discontinued operations	21.8
Property and equipment, net	3.0
Deferred tax assets	17.0
Other intangible assets, net	115.6
Goodwill	104.7
Other long term investments and noncurrent assets	1.6
Total noncurrent assets of discontinued operations	241.9
Total assets of discontinued operations	$263.7

Accounts payable and other accrued liabilities, current	$28.5
Income taxes payable	3.4
Total current liabilities of discontinued operations	31.9
Long term notes payable	128.7
Accounts payable and other accrued liabilities, noncurrent	21.4
Total noncurrent liabilities of discontinued operations	150.1
Total liabilities of discontinued operations	$182.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Registration Statement and other filings with the SEC.
The following discussion should be read in conjunction with our Registration Statement for the year ended December 31, 2016.
Overview
For a description of our business, including descriptions of segments and recent business developments, see the discussion under Basis of Financial Statements in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.

Business Trends and Conditions
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations. Higher labor costs due to state and local minimum wage increases and shopping pattern shifts to e-commerce and “ready to eat” grocery and convenience stores have had a negative impact on restaurant performance, particularly in the casual and family dining restaurants in which the company operates.
The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for approximately half of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate.
Ceridian
Over the last several years, a number of factors have significantly affected Ceridian’s results of operations, including its capital restructuring resulting from the initial acquisition by Thomas H. Lee Partners, L.P., a Delaware limited partnership ("THL") and FNFV LLC of all of the outstanding equity of the Ceridian entities that was completed on November 9, 2007 (such acquisition, the "2007 Merger"), and the related interest expense, the accounting and purchase price allocations from the 2007 Merger, the acquisition in 2012 of the Dayforce legal entities, and Ceridian’s corporate restructuring following the 2013 separation of Ceridian HCM and Comdata. Other factors that have affected Ceridian’s results of operations over the last several years include the levels of customer trust funds held, transaction volumes, price increases, foreign currency exchange rates, interest rates (including interest earned on customer trust funds and interest expense on debt), customer employment levels, and its cost savings initiatives. Ceridian is subject to the risks arising from adverse changes in domestic and global economic conditions. Historically low interest rates continue to adversely affect its business, having a negative impact on the interest income generated from funds held in trust for customers. Ceridian believes all of such factors may continue to significantly affect its results of operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Revenues:
Restaurant revenue	$270.0	$273.0	$830.4	$858.4
Other operating revenue	11.3	8.9	21.7	17.0
Total operating revenues	281.3	281.9	852.1	875.4
Operating expenses:
Cost of restaurant revenue	242.9	236.2	727.7	726.5
Personnel costs	18.7	18.0	79.2	51.8
Depreciation and amortization	11.9	11.0	34.9	32.2
Other operating expenses	28.6	20.4	72.8	63.7
Total operating expenses	302.1	285.6	914.6	874.2
Operating (loss) income	(20.8)	(3.7)	(62.5)	1.2
Other income (expense):
Interest and investment income	1.6	0.7	3.9	2.3
Interest expense	(1.8)	(1.3)	(5.2)	(3.9)
Realized gains and (losses), net	(0.2)	—	4.9	12.5
Total other (expense) income	(0.4)	(0.6)	3.6	10.9
(Loss) earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(21.2)	(4.3)	(58.9)	12.1
Income tax (benefit) expense	(2.6)	10.5	(27.8)	3.0
(Loss) earnings from continuing operations before equity in losses of unconsolidated affiliates	(18.6)	(14.8)	(31.1)	9.1
Equity in losses of unconsolidated affiliates	(4.6)	(12.9)	(13.9)	(17.9)
Loss from continuing operations	(23.2)	(27.7)	(45.0)	(8.8)
 Revenues.
Total revenues decreased by $0.6 million in the three months ended September 30, 2017, compared to the corresponding period in 2016.Total revenues decreased by $23.3 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016.
Net loss from continuing operations decreased by $4.5 million in the three months ended September 30, 2017, compared to the corresponding period in 2016. Net loss from continuing operations increased by $36.2 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016.
The change in revenue is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of cost of restaurant revenue, personnel costs, other operating expenses, and depreciation and amortization.
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, groceries, produce, seafood, poultry and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy and other operating expenses at the restaurant level.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees. Personnel costs that are directly attributable to the operations of the Restaurant Group are included in Cost of restaurant revenue.

Other operating expenses include professional fees, advertising costs and travel expenses.
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment as well as amortization of intangible assets.
The change in expenses from our operating segments is discussed in further detail at the segment level below.
Income tax (benefit) expense was $(2.6) million and $10.5 million in the three-month periods ended September 30, 2017 and 2016, respectively, and $(27.8) million and $3.0 million in the nine-month periods ended September 30, 2017 and 2016, respectively. Income tax (benefit) expense as a percentage of (loss) earnings before income taxes was 12% and (244)% for the three-month periods ended September 30, 2017 and 2016, respectively, and 47% and 25% for the nine-month periods ended September 30, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in income tax expense as a percentage of earnings before income taxes from the three-month period ended September 30, 2016 to the comparable 2017 period was primarily driven by fluctuations in equity in losses of unconsolidated affiliates period over period. The increase in income tax as a percentage of earnings before income taxes from the nine-month period ended September 30, 2016 to the comparable 2017 period was primarily related to discrete taxable items associated with the sale of One Digital and the aforementioned factors affecting the three month period.
Equity in losses of unconsolidated affiliates was $4.6 million and $12.9 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $13.9 million and $17.9 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The equity in losses in 2017 and 2016 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Restaurant revenue	$270.0	$273.0	$830.4	$858.4
Operating expenses:
Cost of restaurant revenue	242.9	236.2	727.7	726.5
Personnel costs	13.4	13.0	39.1	39.8
Depreciation and amortization	11.2	10.5	32.9	30.7
Other operating expenses	19.4	16.3	50.5	53.7
Total operating expenses	286.9	276.0	850.2	850.7
Operating (loss) income	(16.9)	(3.0)	(19.8)	7.7
Other expense:
Interest expense	(1.6)	(1.2)	(4.8)	(3.5)
Realized gains and (losses), net	—	—	—	(2.6)
Total other expense	(1.6)	(1.2)	(4.8)	(6.1)
(Loss) earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(18.5)	(4.2)	(24.6)	1.6
Total revenues for the Restaurant group segment decreased $3.0 million, or 1%, in the three months ended September 30, 2017 and decreased $28.0 million, or 3%, in the nine months ended September 30, 2017, from the corresponding periods in 2016. The decrease in the three-month period is primarily attributable to lower same store sales. The decrease in the nine-month period is primarily attributable to lower same store sales and, to a lesser extent, the sale of the Max & Erma's concept in January 2016.
Cost of restaurant revenue increased by $6.7 million, or 3%, in the three months ended September 30, 2017 and increased $1.2 million, or less than 1%, in the nine months ended September 30, 2017, from the corresponding periods in 2016. Cost of restaurant revenue as a percentage of restaurant revenue were approximately 90% and 87% in the three months ended September 30, 2017 and 2016, respectively and approximately 88% and 85% in the nine months ended September 30, 2017 and 2016, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue was primarily driven by reduced operating leverage associated with lower same store sales, increased hourly labor costs, and an increase in value promotions offered in the 2017 periods.

Loss from continuing operations before income taxes increased by $14.3 million, or 340%, in the three months ended September 30, 2017, and earnings from continuing operations before income taxes decreased by $26.2 million, or 1,638%, in the nine months ended September 30, 2017 from the corresponding periods in 2016. The increase in loss and decrease in earnings was primarily attributable to the factors discussed above.
Ceridian
We own a 33% economic interest in Ceridian, which operates its subsidiary Ceridian HCM, Inc. (Ceridian HCM). Ceridian HCM offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Its technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. Its operations are primarily located in the U.S. and Canada. Ceridian HCM’s business has transformed from a legacy service-bureau model into a cloud-based provider model, and in the second half of 2016, cloud revenue surpassed bureau revenue for the first time. Ceridian HCM’s flagship cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Built on a single database, Dayforce enables organizations to process pay, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire employees, while monitoring compliance throughout the employee life cycle.
Corporate and Other
The Corporate and Other segment consists of certain other unallocated corporate overhead expenses, and other smaller investments.
The Corporate and Other segment generated revenues of $11.3 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively, and $21.7 million and $17.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of $2.4 million in the three-month period and the increase of $4.7 million in the nine-month period are primarily attributable to the acquisition and growth of Brasada offset by individually insignificant decreases at other investments.
Other operating expenses were $9.2 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively, and $22.3 million and $10.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in both periods is primarily attributable to increased cost at our real estate subsidiaries primarily related to the acquisition of Brasada and costs associated with our separation from FNF.
Personnel costs were $5.3 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively and $40.1 million and $12.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in the nine-month period is attributable to Investment Success Incentive Program bonuses associated with the sale of OneDigital.
This segment generated pretax (losses) earnings of $(2.7) million and $(0.1) million for the three months ended September 30, 2017 and 2016, respectively, and $(34.3) million and $10.5 million for the nine months ended September 30, 2017 and 2016, respectively. The change in earnings is attributable to the aforementioned changes in earnings and expenses.
Discontinued Operations
        As a result of the sale of OneDigital, the financial results of OneDigital have been reclassified to discontinued operations for the three and nine months ended September 30, 2017 and 2016. Earnings from discontinued operations were $0.0 million for the three months ended September 30, 2016 and $147.7 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in the nine-month period is primarily attributable to the after-tax gain on the sale of OneDigital of $149.7 million.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and stock repurchases. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our board of directors.
We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.

We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Cash flow from operations will be used for general corporate purposes including to reinvest in operating subsidiaries, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Operating Cash Flow. Our cash flows (used in) provided by operations for the nine months ended September 30, 2017 and 2016 totaled $(111.4) million and $15.2 million, respectively. The decrease of $126.6 million is primarily attributable to increased payments for income taxes in the current period.
Investing Cash Flows. Our cash provided by (used in) investing activities for the nine months ended September 30, 2017 and 2016 were $301.7 million and $(162.8) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $464.5 million from the 2017 period to the 2016 period is primarily attributable to proceeds from the sale of One Digital of $326.0 million, decreased investments in unconsolidated affiliates of $65.9 million, and lower spending on other investments in the 2017 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $29.5 million and $44.4 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Capital expenditures in the 2017 period primarily consist of purchases of property, equipment and software in our Restaurant Group segment. The decrease in expenditures in the 2017 period from the 2016 period is reflective of a decrease in spending in our Restaurant Group segment and decreased spending at OneDigital due to its sale in the middle of the 2017 period.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2017 and 2016 were $1.2 million and $14.5 million, respectively. The decrease in cash used in financing activities of $13.3 million from the 2017 period to the 2016 period is primarily attributable to a decrease in net borrowings, net of principal payments.
Financing Arrangements. For a description of our financing arrangements see Note F included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2016 included in our Registration Statement.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, operating lease payments on certain of our premises and equipment and purchase obligations of the Restaurant Group.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2017 to determine the amount of the obligations.
As of September 30, 2017, our required annual payments relating to these contractual obligations were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Notes payable	$2.1	$9.6	$105.5	$—	$—	$12.5	$129.7
Operating lease payments	15.3	60.2	55.5	49.6	43.1	163.4	387.1
Unconditional purchase obligations	90.7	94.6	24.9	16.5	1.8	5.4	233.9
Total	$108.1	$164.4	$185.9	$66.1	$44.9	$181.3	$750.7
Capital Stock Transactions. On November 17, 2017, FNF completed the previously announced Split-off of its FNFV Group and redeemed each outstanding share of its FNFV Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of Cannae (NYSE: CNNE), with cash in lieu of fractional shares. As of November 17, 2017, FNF and Cannae are separate publicly traded companies.
On November 17, 2017, certain subsidiaries of FNF contributed an aggregate of $100.0 million to us in exchange for 5,706,134 shares of Cannae common stock.

On February 18, 2016, FNF's Board of Directors approved a new FNFV Group common stock three-year stock repurchase program (the "FNFV Repurchase Program"), effective March 1, 2016, under which the Company may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019. Pursuant to the authorization, the Company was permitted to purchase shares of FNFV Group common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Company repurchased 1,491,800 FNFV Group shares under this program during the nine months ended September 30, 2017 for $23 million, or an average of $15.22 per share. Since the original commencement of the program through market close on October 31, 2017, we have repurchased a total of 5,446,800 shares for $67.8 million, or an average of $12.95 per share. Following the Split-Off, we do not have a similar share repurchase authorization to purchase Cannae shares.
Equity Security Investments. Our equity security investments may be subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment operating leasing arrangements.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Registration Statement.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Registration Statement.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b.Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note G to the Condensed Combined Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A.      Risk Factors
In addition to the significant risks and uncertainties described in our Registration Statement, we identified the following additional risks as a result of the acquisition of T-System. See "Recent Developments" in Note 1 to our condensed combined financial statements included in Item 1 of Part 1 of this report.
The healthcare industry is heavily regulated at the local, state and federal levels. T-System's failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect T-System's business.
The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscapes. In some instances, the impact of these regulations on T-System's business is direct to the extent that they are subject to these laws and regulations ourselves. However, these regulations also impact its business indirectly as, in a number of circumstances, T-System's solutions and services must be capable of being used by its customers in a way that complies with those laws and regulations, even though T-System's may not be directly regulated by the specific healthcare laws and regulations. There is a significant number of wide-ranging regulations, including regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data, the ARRA meaningful use program, and interoperability standards, that may be directly or indirectly applicable to T-System's operations and relationships or the business practices of its customers.
Economic, market and other factors may cause a decline in spending for information technology and services by T-System's current and prospective customers which may result in less demand for its products, lower prices and, consequently, lower revenues and a lower revenue growth rate.
The purchase of T-System's information system involves a significant financial commitment by its customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the recent actual and potential reductions in federal and state funding for Medicare and Medicaid has caused hospitals to reduce, eliminate or postpone information technology related and other spending. To the extent spending for healthcare information technology and services declines or increases slower than T-System's anticipates, demand for its products and services, as well as the prices it charges, could be adversely affected. Accordingly, we cannot assure you that T-System will be able to increase or maintain its revenues or its revenue growth rate.
If T-System's security is breached, it could be subject to liability, and clients could be deterred from using its products and services.
T-System's business relies on the secure electronic transmission, storage and hosting of sensitive information, including PHI, financial information and other sensitive information relating to its clients, company and workforce. As a result, T-System faces risk of a deliberate or unintentional incident involving unauthorized access to its computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of its business operations. Similarly, denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of T-System's electronic systems to systematic theft of sensitive information and intellectual property. We believe that, in recent years, companies in T-System's industry have been targeted by such events with increasing frequency, primarily due to the increasing value of healthcare-related data.
Various risks could affect T-System's worldwide operations, exposing it to significant costs.
T-System conducts operations in the United States, India, and the Philippines, either directly or through its service providers. Such worldwide operations expose T-System to potential operational disruptions and costs as a result of a wide variety of events, including local inflation or economic downturn, currency exchange fluctuations, political turmoil, terrorism, labor issues, natural disasters, unfavorable intellectual property protection, and pandemics. Any such disruptions or costs could have a negative effect on T-System's ability to provide its services or meet its contractual obligations, the cost of its services, client and user satisfaction, its ability to attract or maintain clients and users, and, ultimately, its profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 6. Exhibits
     (a) See Exhibit Index

EXHIBIT INDEX

10.1	Form of Notice of Investment Success Incentive Award Agreement pursuant to the Cannae Holdings, Inc. 2017 Omnibus Incentive Plan

10.2	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement pursuant to the Cannae Holdings, Inc. 2017 Omnibus Incentive Plan for November 2017 awards

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Cannae Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 28, 2017	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Chief Financial Officer (Principal Financial and Accounting Officer)