Form 10-K/A
period 2017-12-31
Cannae Holdings, Inc.
filed 2018-04-30
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-38300

CANNAE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1273460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Village Center Circle Las Vegas, Nevada 89134	(702) 323-7330
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Cannae Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                               None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2017, the registrant’s common stock was not publicly traded.

As of April 20, 2018, there were 70,858,143 shares of Cannae common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein.

Except for the changes to Part III, and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

CANNAE HOLDINGS, INC.
FORM 10-K/A

i

PART III

Item 10.                          DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information about our Directors

Certain biographical information for our directors is below.

Class I Directors—Term Expiring 2018

Name	Position with Cannae	Age
C. Malcolm Holland	Member of the Compensation Committee and the Nominating and Governance Committee	58
James B. Stallings, Jr.	Chairman of the Audit Committee	62

C. Malcolm Holland has served as a director of Cannae Holdings, Inc. (Cannae or the Company) since November 2017. Mr. Holland founded Veritex Holdings, Inc., where he has served as Chairman of the Board and Chief Executive Officer since 2009, and as Chairman of the Board, Chief Executive Officer and President of Veritex Bank since its inception in 2010. Mr. Holland began his career in 1982 as a credit analyst and commercial lender at First City Bank. In 1984, Mr. Holland joined Capital Bank as a vice president of commercial lending. From 1985 to 1998, Mr. Holland was an organizer and executive vice president of EastPark National Bank, a de novo bank that opened in 1986. EastPark National Bank was acquired by Fidelity Bank of Dallas in 1995, and Mr. Holland served as executive vice president and head of commercial lending for Fidelity Bank of Dallas from 1995 to 1998, when the bank was acquired by Compass Bank. From 1998 to 2000, Mr. Holland served as senior vice president and head of business banking for Compass Bank. Mr. Holland served as President of First Mercantile Bank from 2000 to 2002, when the bank was acquired by Colonial Bank. From 2003 to 2009, Mr. Holland served as Chief Executive Officer for the Texas Region of Colonial Bank. Mr. Holland is a past president of the Texas Golf Association and served on the Executive Committee of the United States Golf Association from 2013 through 2016. Mr. Holland is an active member and chairman of the business advisory committee of Watermark Community Church. He has served as chairman of the College Golf Fellowship from 2002 to 2013. Mr. Holland received his Bachelor of Business Administration from Southern Methodist University in 1982.

Mr. Holland’s qualifications to serve on our Board include his extensive experience as a founder and leader of complex business organizations, including with respect to corporate strategy and mergers and acquisitions and his more than 30 years of experience in the banking industry.

James B. Stallings has served as a director of Cannae since January 2018. Since 2013, Mr. Stallings has been a Managing Partner of PS27 Ventures, LLC, a private investment fund focused on technology companies. From 2009 until his retirement in January 2013, Mr. Stallings served as General Manager of Global Markets in IBM’s Systems and Technology Group. From 2002 to 2009, Mr. Stallings served in a variety of roles at IBM Corporation, including General Manager, Enterprise Systems, IBM Systems and Technology Group. From 2000 to 2002, Mr. Stallings founded and ran E House, a consumer technology company, and prior to that, Mr. Stallings worked for Physician Sales & Services, Inc., a medical supplier. From 1984 to 1996, Mr. Stallings worked in various capacities for IBM Corporation.

Mr. Stallings’ qualifications to serve on our board include more than 25 years of experience in the information technology industry, including leadership roles in business management, strategy and innovation, his experience as an entrepreneur and his financial expertise.

Class II Directors—Term Expiring 2019

Name	Position with Cannae	Age
Hugh R. Harris	Chairman of the Corporate Governance and Nominating Committee Member of the Audit Committee and the Compensation Committee	67
Frank R. Martire	Chairman of the Compensation Committee Member of the Audit Committee and the Corporate Governance and Nominating Committee	70

Hugh R. Harris has served as a director of Cannae since November 2017. Mr. Harris is retired, and formerly served as President, Chief Executive Officer and director of Lender Processing Services, Inc. (LPS) from October 2011 until January 2014, when it was acquired by FNF. Prior to joining LPS, Mr. Harris had been retired since July 2007. Before his retirement, Mr. Harris served as President of the Financial Services Technology division at Fidelity National Financial, Inc. (FNF) and then Fidelity National Information Services, Inc. (FIS) from April 2003 until July 2007. Prior to joining FNF, Mr. Harris served in various roles with HomeSide Lending Inc. from 1983 until 2001, including President and Chief Operating Officer and later as Chief Executive Officer.

Mr. Harris’ qualifications to serve on our Board include his leadership of complex businesses at FNF, FIS and LPS, including with respect to corporate strategy, operational oversight, mergers and acquisitions and corporate governance.

Frank R. Martire has served as a director of Cannae since November 2017. Mr. Martire is the Chairman of FIS, a position he has held since January 2017, and he served as Executive Chairman of FIS from January 2015 through December 2017. Mr. Martire served as Chairman of the Board and Chief Executive Officer of FIS from April 2012 until January 2015. Mr. Martire joined FIS as President and Chief Executive Officer after its acquisition of Metavante Corporation (Metavante) in October 2009, where he was Chairman of the Board and Chief Executive Officer. Mr. Martire served as director, President and Chief Executive Officer of Metavante from January 2003 to FIS’ acquisition of Metavante in October 2009. Mr. Martire was President and Chief Operating Officer of Call Solutions, Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001.

Mr. Martire’s qualifications to serve on our Board include his years of experience in providing technology solutions to the banking industry, particularly his experience with FIS and Metavante, and his knowledge of and contacts in the financial services industry.

Class III Directors—Term Expiring 2020

Name	Position with Cannae	Age
William P. Foley, II	Executive Chairman	73
Frank P. Willey	Director	64

William P. Foley, II has served as Executive Chairman of Cannae since April 2017, and served as Managing Director and a member of the board of managers of Fidelity National Financial Ventures, LLC (FNFV) since July 2014. Mr. Foley has served as Chairman of the board of directors of FNF since 1984, and served as Executive Chairman of FNF from October 2006 until January 2016. Mr. Foley served as Chief Executive Officer of FNF from 1984 until May 2007 and as President of FNF from 1984 until December 1994. Mr. Foley has also served as Executive Chairman of Black Knight, Inc. and its predecessors since January 2014, and as Co-Executive Chairman of FGL Holdings since April 2016. Mr. Foley served as Vice Chairman of the board of directors of FIS from March 2012 through May 2017. Prior to that, he served as Executive Chairman of FIS from February 2006 through February 2011 and as non-executive Chairman of FIS from February 2011 to March 2012. Within the past five years, Mr. Foley served as a director of Remy International, Inc. Mr. Foley also serves on the boards of directors of The Foley Family Charitable Foundation, Inc. and the Cummer Museum of Arts and Gardens, and is a founder, trustee and director of The Folded Flag Foundation, Inc. Mr. Foley also is Chairman, CEO and President of Foley Family Wines Holdings, Inc., which is the holding company of numerous vineyards and wineries located in the U.S. and in New Zealand, and Executive

Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the company that owns the Vegas Golden Knights, a National Hockey League team. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain.

Mr. Foley’s qualifications to serve on our board of directors include his more than 30 years as a director and executive officer of various public and private companies in a wide variety of industries, his deep knowledge of our businesses and strategies as a result of serving as an executive and Chairman of FNF, his strategic vision and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

Frank P. Willey has served as a director of Cannae since November 2017. He is a partner with the law firm of Hennelly & Grossfeld, LLP. Mr. Willey served as a director of FNF from 1984 until November 2017, and served as Vice Chairman of the board of directors of FNF until February 2016. Mr. Willey served as President of FNF from January 1995 until March 2000. Mr. Willey served as Executive Vice President and General Counsel of FNF from 1984 through December 1994. Mr. Willey also serves as a director of Pennymac Mortgage Investment Trust.

Mr. Willey’s qualifications to serve on our board of directors include his deep knowledge of our businesses and strategies that he gained while serving as a director of FNF, the leadership experience and financial literacy he gained as President and Vice Chairman of FNF, and his legal expertise.

Certain Information About our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for Mr. Foley, whose biographical information is included in this Annual Report on Form 10-K under the section titled “Certain Information about our Directors.”

Name	Position with Cannae	Age
William P. Foley, II	Executive Chairman	73
Brent B. Bickett	President	53
Richard L. Cox	Executive Vice President and Chief Financial Officer	52
Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	56
David Ducommun	Senior Vice President of Mergers and Acquisitions	41

Brent B. Bickett has served as President of Cannae since April 2017, and as Managing Director and a member of the Board of Managers of FNFV since July 2014. Mr. Bickett also serves as Executive Vice President of Corporate Strategy of FNF, a position he has held since January 2016. Mr. Bickett served as President of FNF from December 2013 until January 2016. Mr. Bickett joined FNF in 1999 and served as Executive Vice President, Corporate Finance, of FNF from 2003 to 2013.

Richard L. Cox has served as Executive Vice President and Chief Financial Officer of Cannae since April 2017, and as managing director and chief tax officer of FNFV since July 2014. Mr. Cox has served as Executive Vice President of Finance for FNF since August 2014. Mr. Cox served as Executive Vice President and Chief Tax Officer of FNF from June 2012 until August 2014. He joined FNF in March 2000 and has served in various roles since that time, including as Senior Vice President and Chief Tax Officer. Prior to joining FNF, Mr. Cox served as Senior Manager for Deloitte & Touche in Los Angeles. Mr. Cox also is a founder of Wine Decadence, LLC, a direct sale wine business based out of Jacksonville, Florida. He also serves as Treasurer of The Folded Flag Foundation, Inc., and is Chairman and President of Angel Mission.

Michael L. Gravelle has served as Executive Vice President, General Counsel and Corporate Secretary of Cannae since April 2017, and as Managing Director and Corporate Secretary of FNFV since July 2014. Mr. Gravelle has served as Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010 and served in the capacity of Executive Vice President, Legal since May 2006 and Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993, where he served as Vice President, General Counsel and Secretary beginning in 1996 and as Senior Vice President,

General Counsel and Corporate Secretary beginning in 2000. Mr. Gravelle has also served as Executive Vice President, General Counsel & Corporate Secretary of Black Knight, Inc. and its predecessors since January 2014. He served as Senior Vice President, General Counsel and Corporation Secretary of Remy from February 2013 until March 2015.

David Ducommun has served as Senior Vice President of Mergers & Acquisitions of Cannae since November 2017, and has served as Managing Director, Corporate Finance, of FNFV since July 2014. Mr. Ducommun has served as Senior Vice President of Mergers and Acquisitions of FNF since 2011. He has also served as Secretary of CF Corporation from April 2016 until December 2017. Prior to joining FNF, Mr. Ducommun served as Director of Investment Banking at Bank of America Corporation, since 2008. Before Bank of America Corporation, Mr. Ducommun was an investment banker at Bear Stearns.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s common stock with the Securities and Exchange Commission. Executive officers and directors are required by the Securities and Exchange Commission’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Annual Report on Form 10-K any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2017. Based solely upon a review of these reports, we believe all directors and executive officers of the Company complied with the requirements of Section 16(a) in 2017.

Code of Ethics and Business Conduct

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our President, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinforce our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on the Investor Relations page of our website at www.cannaeholdings.com.

Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investor Relations page of our website at www.cannaeholdings.com. Shareholders may also obtain a copy of any of these codes by writing to the Corporate Secretary at the address set forth under “Available Information” below.

Audit Committee

The members of the audit committee are James B. Stallings, Jr. (Chair), Hugh R. Harris and Frank R. Martire. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Mr. Stallings, Mr. Harris and Mr. Martire is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. The audit committee met one time in 2017.

The primary functions of the audit committee include:

•                  appointing, compensating and overseeing our independent registered public accounting firm;

•                  overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•                  discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•                  establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•                  approving audit and non-audit services provided by our independent registered public accounting firm;

•                  discussing earnings press releases and financial information provided to analysts and rating agencies;

•                  discussing with management our policies and practices with respect to risk assessment and risk management;

•                  reviewing any material transaction between our chief financial officer or chief accounting officer that has been approved in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our President; and

•                  producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.

Item 11.                          EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS AND EXECUTIVE AND
DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation programs should be read with the compensation tables and related disclosures that follow. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

In this compensation discussion and analysis, we provide an overview of our named executive officers’ compensation in 2017.

In 2017, our named executive officers, and their titles, were:

•                  William P. Foley, II, Executive Chairman

•                  Brent Bickett, President

•                  Richard Cox, Executive Vice President and Chief Financial Officer

•                  Michael L. Gravelle, Executive Vice President, General Counsel and Corporate Secretary

•                  David Ducommun, Senior Vice President, Mergers & Acquisitions

The Split-Off. Our business is composed of the businesses that formerly made up the Fidelity National Financial Ventures Group, or FNFV Group, of our former parent Fidelity National Financial, Inc., or FNF. On November 17, 2017, FNF redeemed each outstanding share of its FNFV Group common stock for one share of common stock of a newly formed entity, Cannae Holdings, Inc., with cash in lieu of fractional shares. We refer to this redemption as the Split-Off. In connection with the Split-Off, FNF contributed to us its majority and minority equity investment stakes in the entities that composed its FNFV Group, including American Blue Ribbon Holdings, LLC, or ABRH, Ceridian Holding, LLC, or Ceridian, T-System Holdings, LLC, or T-System, and various other controlled portfolio companies and other minority equity investments. As a result of the Split-Off, Cannae is an independent publicly traded company. On November 20, 2017, Cannae common stock began “regular-way” trading on The New York Stock Exchange under the “CNNE” stock symbol.

From the Split-Off until January 1, 2018, our named executive officers’ cash compensation was paid by FNF and, except as discussed below, we have not provided employee benefits to them. For information concerning the compensation paid to Messrs. Foley and Bickett for their service to FNF through the date of the Split-Off and certain related information, see FNF’s Annual Report on Form 10-K filed with the SEC on April 26, 2018. Note that the historical compensation information included in FNF’s Annual Report on Form 10-K is not solely attributable to services performed with respect to our business and assets. Rather it reflects the full amount of compensation paid by FNF to Messrs. Foley and Bickett during the applicable period.

Cannae-Specific Programs.  In connection with the Split-Off, we adopted the Cannae Holdings, Inc. Omnibus Incentive Plan, or the omnibus incentive plan. We also assumed outstanding incentive awards under the Investment Success Incentive Program, a long-term incentive program that was previously maintained by FNF relating to the FNFV group of companies. We do not presently intend to provide cash incentives, other than under the Investment Success Incentive Program, although our compensation committee may decide that such incentives are warranted and in the best interest of the Company and our stockholders in the future.

EXECUTIVE SUMMARY

Our Compensation Programs are Driven by Our Business Objectives

Following the Split-Off, our compensation committee and board of directors have been responsible for our executive compensation strategy. Our compensation committee believes it is important to reward our executives for strong returns on our investments at our portfolio companies, and to incentivize them to continue to seek to identify companies and strategic assets with attractive value propositions and structure investments to maximize their value. At the same time, our compensation committee believes it is important to disincentivize our executives from taking unnecessary risks. The compensation committee believes that our compensation programs are structured to foster these goals.

For 2017, our executive compensation approach was designed with the following goals:

•                  Sound Program Design. We designed our compensation programs to fit with our company, our strategy and our culture. There are many facets and considerations that enter into this equation, some of which are discussed below in “—Compensation Best Practices.” We aim to deliver a sound compensation program, reflecting a comprehensive set of data points and supporting our success.

•                  Pay for Performance. Our Investment Success Incentive Program is designed to help us maximize our return on investments by aligning our named executive officers’ long-term incentive compensation with our return related to the investments. The purpose of the program is to retain and incentivize executives to identify companies and strategic assets with attractive value propositions, structure investments to maximize their value and execute on monetization and liquidity opportunities that will maximize returns.

•                  Competitiveness. Total compensation is intended to be competitive in order to attract, motivate and retain highly qualified and effective executives who can build shareholder value over the long term. The level of pay our compensation committee sets for each named executive officer is influenced by the executive’s leadership abilities, scope of responsibilities, experience and effectiveness.

•                  Incentive Pay Balance. We believe the portion of total compensation contingent on performance should increase with an executive’s level of responsibility. Incentive compensation opportunities should reward the appropriate balance of short- and long-term financial and strategic business results.

•                  Investor Alignment and Risk Assumption. We place a strong emphasis on delivering long-term results for our investors and clients and discourage excessive risk-taking by our executive officers.

We believe it is important to deliver strong results for our investors, and we believe our practice of linking compensation with corporate performance will help us to accomplish that goal.

Compensation Best Practices

We take a proactive approach to compensation governance. Our compensation committee regularly reviews our compensation programs and makes adjustments that are believed to be in the best interests of our company and our shareholders. As part of this process, we review compensation trends and consider current best practices, and have designed our compensation programs, all with the goal of continually improving our approach to executive compensation.

Some of the best practices adopted by our compensation committee or full board of directors include the following:

Things We Do:	Things We Don’t Do:

☒          Permit shareholder action by written consent

☒          Maintain robust stock ownership requirements

☒          Maintain a clawback policy for incentive based compensation

☒          Undertake an annual review of compensation risk

☒          Limit perquisites

☒          Require that any dividends or dividend equivalents on restricted stock are subject to the same underlying vesting requirements applicable to the awards—that is, no payment of dividends or dividend equivalents are made unless and until the award vests

☒          Have transparent executive compensation disclosures in our annual proxy statements

☒          Use a thorough methodology for comparing our executive compensation to market practices

☒          A policy that annual grants of restricted stock will utilize a vesting schedule of not less than three years

☒          Retain an independent compensation consultant that reports solely to our compensation committee, and that does not provide our compensation committee services other than executive compensation consulting

☒          Have supermajority voting provisions in our Certificate of Incorporation

☒          Provide tax gross-ups or reimbursement of taxes on perquisites

☒          Have liberal change in control definitions

☒          Include modified single-trigger severance provisions — which provide severance upon a voluntary termination of employment following a change in control — in our executive agreements

☒          Allow hedging and pledging transactions involving our securities

OVERVIEW OF OUR COMPENSATION PROGRAMS

Principal Components of Compensation

We link a significant portion of each named executive officer’s total compensation to performance goals that are intended to deliver measurable results. Executives are generally rewarded only when and if the pre-established performance goals are met or exceeded. We also believe that material ownership stakes for executives assists in aligning executives’ interests with those of shareholders and strongly motivates executives to build long-term value. We structure our compensation programs to assist in creating this link.

The following chart illustrates the principal elements of our named executive officer compensation program in 2017:

Category of Compensation	Type of Compensation	Purpose of the Compensation

Cash Compensation:	Salary	Salary provides a level of assured, regularly-paid, cash compensation that is competitive and helps attract and retain key employees.

Long-term Equity Incentives:	Restricted Stock

These are awards of our common stock. Restricted stock helps to tie our named executive officers’ long-term financial interests to the long-term financial interests of our shareholders, as well as to retain key executives through a three-year vesting period and maintain a market competitive position for total compensation.

Investment/Business Specific Incentives:	Investment Success Incentive Program

Our Investment Success Incentive Program is designed to help us maximize our return on investment by aligning a significant portion of the executive’s long-term incentive compensation with our return related to our investments. The purpose of the program is to retain and incentivize executives to identify and execute on monetization and liquidity opportunities that will maximize returns.

Due to the short period from the Split-Off until the end of the year, in 2017, our executive compensation program consisted of long-term incentives, which included time-based restricted stock awards under our omnibus incentive plan. In addition, Mr. Foley received a salary for the period of time from the Split-Off. Our compensation committee determines the appropriate value of each component of our executives’ compensation after considering each named executive officer’s level of responsibility, the individual skills, experience and potential contribution of each executive, and the ability of each executive to impact company-wide performance and create long-term value.

Our compensation committee believes a significant portion of an executive officer’s compensation should be allocated to compensation that effectively aligns the interests of our executives with the long-term interests of our investors. In particular, with respect to Mr. Foley, our compensation committee considered the critical role he plays in our organization, especially with respect to achieving our strategic goals and long-term growth and success, and the paramount importance of retaining his services and continued focus and dedication. The structure and terms of the compensation provided to Mr. Foley is also reflective of the role he plays within our organization.

Analysis of Compensation Components

Base Salary

Base salaries reflect the fixed component of the compensation for a named executive officer’s ongoing contribution to the operating performance of our subsidiaries and portfolio investments and his area of responsibility. We provide our named executive officers with base salaries that are intended to provide them with a level of assured, regularly paid cash compensation that is competitive and reasonable. Our compensation committee will review salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by our compensation consultant, Mercer, as well as a number of qualitative factors, including the named executive officer’s experience, knowledge, skills, level of responsibility and performance.

In 2017, due to the short time period from the date of the Split-Off until the end of the year, we paid a base salary only to Mr. Foley, who does not receive a base salary from FNF. Our compensation committee approved a base salary for

Mr. Foley of $500,000. Effective as of January 1, 2018, our other named executive officers received the following base salaries:  Mr. Bickett $362,500; Mr. Cox $81,250; Mr. Gravelle $131,250; Mr. Ducommun $150,000.

Long-Term Equity Incentives

In November 2017, we used our omnibus incentive plan to grant long-term incentive awards to our named executive officers in the form of time-based restricted stock, which vests in three equal annual installments beginning in November 2018.  Our compensation committee granted awards of restricted stock to align our executives’ interests with those of our shareholders and to encourage retention. The compensation committee determined to use time-based awards rather than a combination of time- and performance-based awards after considering the modest level of assured cash compensation paid to our executives as base salary and that our executives do not participate in an annual incentive compensation program, but rather are only eligible to receive performance-based payments upon a liquidity event under the Investment Success Incentive Program described below. No other equity incentive awards were awarded to our named executive officers in 2017. We anticipate making annual equity grants to all of our named executive officers and other key employees in the fourth quarter of each year going forward.

The Investment Success Incentive Program

In connection with the Split-Off, we assumed the FNFV Investment Success Incentive Program. The Investment Success Incentive Program is designed to drive extraordinary performance by aligning a portion of our named executive officers’ compensation with our investment returns.

The Investment Success Incentive Program is a performance-based cash incentive program that FNFV established in 2014 to drive extraordinary performance by aligning a portion of management’s compensation with investment returns in ABRH and Ceridian.   Under the program, amounts are earned upon liquidity events that result in a positive return on our investment. For this purpose, return is determined relative to the value of our investment in the respective company or investment as of July 1, 2014, which were as follows: ABRH $314,300,000; and Ceridian $329,800,000. Upon a liquidity event, 10% of any incremental value is contributed to an incentive pool and payments are made to participants based on their allocated percentages of the pool. The allocated percentages approved in 2014 were as follows: Mr. Foley 65%; Mr. Bickett 10%; Mr. Cox 4%; Mr. Gravelle 2%; and Mr. Ducommun 3%.

All amounts payable under the Investment Success Incentive Program are subject to our clawback policy, which is described below. Additionally, the Investment Success Incentive Program gives our compensation committee discretion to reduce or eliminate amounts that otherwise would be earned under the program’s incentive formula.

Release of Escrowed Comdata Sale Proceeds.  In the sale by Ceridian of Comdata to FleetCor in 2014, the sale consideration was paid in shares of FleetCor common stock, with approximately 25% held in escrow to cover any potential indemnity claims, and any remaining escrowed funds payable to Ceridian in annual 1/3 installments over three years. As a result of the sale, we indirectly acquired (through our approximately 32% ownership interest in Ceridian) approximately 2.39 million shares of FleetCor common stock, with 25% of those shares held back in the indemnity escrow. The sale resulted in payments being made under the Investment Success Incentive Program in 2014; however, the FNF compensation committee exercised discretion reserved under the Investment Success Incentive Program and reduced the incentives payable in 2014 by 25%, which we refer to as the Holdback Amount. In accordance with the Investment Success Incentive Program terms, the FNF compensation committee reserved the right to decide whether the Holdback Amount (or a portion of it) would be forfeited or whether it would be paid to the participants at a future date. In November 2016, approximately 50% of the remaining escrow holdback was released from escrow and we distributed approximately 50% of the Holdback Amount remaining after the November 2016 release. As a result of our assumption of the Investment Success Incentive Program following the Split-Off, in November 2017, the remaining 50% of the escrow holdback was released from escrow and we distributed the remaining 50% of the Holdback Amount.

The following table shows the payments made to our named executive officers in connection with the 2017 release of the Holdback Amount.

Name	Percentage of Incentive Pool	Total Incentive Paid
William P. Foley, II	65%	$1,014,000
Brent B. Bickett	10%	$156,000
Richard L. Cox	4%	$62,000
Michael L. Gravelle	2%	$31,000
David Ducommun	3%	$47,000

T-System Awards. Following the acquisition of T-System on October 17, 2017, our compensation committee determined to issue awards related to T-System under the Investment Success Incentive Program.   Return will be determined relative to the value of our investment in T-System as of October 17, 2017, which was $200 million.  Upon a liquidity event with respect to T-System, prior to December 31, 2024, 10% of any incremental value is contributed to an incentive pool and payments are made to participants based on their allocated percentages of the pool, which are as follows: Mr. Bickett 12%; Mr. Foley 71%; Mr. Gravelle 5%; Mr. Cox 5%; and Mr. Ducommun 4%. The higher allocated percentages relative to prior awards reflect the committee’s decision to reallocate a portion of the pool that related to previously unallocated awards and awards that had been allocated to participants who are no longer employed by Cannae.

Benefit Plans

FNF sponsors compensation and broad-based retirement and health and welfare benefit plans in which our named executive officers and other executives and employees generally participated in 2017. We do not offer pensions or supplemental executive retirement plans for our named executive officers.

Other Benefits. We did not provide any perquisites in 2017, and we expect to provide few perquisites to our executives in the future. In general, the perquisites we provide will be intended to help our executives be more productive and efficient and to protect us and the executive from certain business risks and potential threats. The compensation committee will regularly review any perquisites we provide to our executive officers.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our omnibus incentive plan and Investment Success Incentive Program and approving individual grants and awards under those plans for our executive officers.

In November 2017, our compensation committee engaged Mercer, an independent compensation consultant, to conduct a review of our compensation programs for our named executive officers and other key executives and our board of directors. Mercer was selected, and its fees and terms of engagement were approved, by our compensation committee. Mercer reported directly to the compensation committee, received compensation only for services related to executive compensation issues and neither it nor any affiliated company provided any other services to us. In April 2018, the compensation committee reviewed the independence of Mercer in accordance with the rules of the NYSE regarding the independence of consultants to the compensation committee, and affirmed Mercer’s independence and that no conflicts of interest existed.  Mercer also assists our compensation committee in its annual review of a compensation risk assessment.

The Chairman of our compensation committee and our Executive Chairman, Mr. Foley, participated in the 2017 executive compensation process by making recommendations with respect to equity-based incentive compensation awards.  In addition, Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and Mercer in preparing the committee’s meeting agendas and, at the direction of the committee, assisted Mercer in gathering our financial information and information on our executives’ existing compensation arrangements for inclusion in Mercer’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of Mercer and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any compensation recommendations.

Establishing Executive Compensation Levels

We operate in a highly competitive industry and compete with our peers and competitors to attract and retain highly skilled executives within that industry. To attract and retain talented executives with the leadership abilities and skills necessary for building long-term value, motivate our executives to perform at a high level and reward outstanding achievement, our executives’ compensation levels are set at levels that our compensation committee believes to be competitive in our market.

When determining the value of the various compensation components that each of our named executive officers would receive, our compensation committee considered a number of important qualitative and quantitative factors including:

•                  the named executive officer’s experience, knowledge, skills, level of responsibility and potential to influence company performance;

•                  the named executive officer’s salary levels, annual incentive awards, annual incentive award targets and long-term equity incentive awards at FNF;

•                  the business environment and our business objectives and strategy;

•                  the named executive officer’s ability to impact the Company’s achievement of the goals for which the compensation program was designed, including achieving the Company’s long-term financial goals and increasing shareholder value;

•                  marketplace compensation levels and practices; and

•                  other corporate governance and regulatory factors related to executive compensation, including discouraging our named executive officers from taking unnecessary risks.

Our compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess and approve compensation for our named executive officers.

To assist our compensation committee, Mercer conducts marketplace reviews of the compensation we pay to our executive officers. It gathers marketplace compensation data on total compensation, which consists of annual salary, long-term incentives, pay mix and other key statistics. This data was collected and analyzed during 2017. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all of the factors described above.

For 2017, Mercer used two marketplace peer groups: (1) asset management firms of similar size to Cannae to assess pay levels and pay delivery and (2) asset management firms larger than Cannae to inform pay delivery. The peer group consisting of similarly sized companies was based on a total asset range of 1/2 to 2 times the 2017 total assets for Cannae (which at the time was estimated to be approximately $1.6 billion, industry focus, nature and complexity of operations, and because they compete with us for business and/or executive talent.

In addition to the peer groups, Mercer gathers compensation practices data from independent sources. That data is helpful to the compensation committee when reviewing our executive compensation practices.

The 2017 Cannae peer groups consisted of:

Peer Group of Similarly Sized Firms to Inform Pay Levels and Pay Delivery:

Fortress Investment Group LLC	Hercules Capital Inc.
Main Street Capital Corp.	Triangle Capital Corp.
Compass Diversified Holdings

Peer Group of Larger Firms to Inform Pay Delivery:

Leucadia national Corp.	Apollo Global Management LLC
Carlyle Group LP	THL Credit Inc.
Ares Capital Corp.	Gladstone Investment Corp.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Our Named Executive Officers Have Significant Ownership Stakes

Our named executive officers and our board of directors maintain significant long-term investments in our company. Collectively, as reported in the table “Security Ownership of Management and Directors,” they beneficially own an aggregate of 3,488,062 shares of our common stock, which in total is equal to 4.9% of our shares entitled to vote. The fact that our executives and directors hold such a large investment in our shares is part of our company culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

We have formal stock ownership guidelines for all corporate officers, including our named executive officers and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and, thereby, align a significant portion of their own economic interests with those of our shareholders.

The guidelines call for the executive to reach the ownership multiple within five years. Shares of restricted stock count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregate Value
Chairman	7 x base salary
Other Officers	2 x base salary
Members of the Board	5 x annual cash retainer

Each of our named executive officers and two of our non-employee directors met these stock ownership guidelines as of December 31, 2017. The ownership levels are shown in the “Security Ownership of Management and Directors” table above.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our shareholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding Cannae securities in margin accounts or pledging them as collateral for loans without our approval.

Clawback Policy

Our compensation committee adopted a policy to recover any incentive-based compensation from our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements, and the incentive-based compensation paid during the preceding three-year period would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2017.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. Before being repealed by the Tax Cuts and Jobs Act in 2017, there was an exception for certain performance-based compensation. The Tax Cuts and Jobs Act eliminated this performance-based compensation exception for awards that are not grandfathered and it increased the coverage of Section 162(m) to, among other things, pick up Chief Financial Officers. Consequently, we will not be able to avoid Section 162(m)’s deduction limitations by structuring performance-based awards. We will continue to monitor developments under Section 162(m) and will consider the potential non-deductibility of compensation when making compensation decisions, however, we may decide to award compensation that is non-deductible under Section 162(m).

Our compensation committee will also consider the accounting impact when structuring and approving awards. We account for share-based payments, including long-term incentive grants, in accordance with Accounting Standards Codification (ASC) Topic 718, which governs the appropriate accounting treatment of share-based payments under generally accepted accounting principles (GAAP).

Executive Compensation

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to our President, our Chief Financial Officer and our three other most highly compensated executive officers for the year ended December 31, 2017 (together, our named executive officers).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
William P. Foley, II, Executive Chairman	2017	$57,534	$—	$3,500,002	$—	$—	$3,557,536

Brent Bickett, President	2017	$—	$—	$543,758	$—	$—	$543,758

Richard Cox, Executive Vice President and Chief Financial Officer	2017	$—	$—	$243,743	$—	$—	$243,743

Michael L. Gravelle, Executive Vice President, General Counsel and Corporate Secretary	2017	$—	$—	$393,741	$—	$—	$393,741

David Ducommun, Senior Vice President, Mergers & Acquisitions	2017	$—	$—	$224,998	$—	$—	$224,998

(1)           Because only 43 days remained in the year at the time of the Split-Off, our named executive officers, other than Mr. Foley, received their base salaries from FNF in 2017.  Accordingly, no amounts are shown for Messrs. Bickett, Cox, Gravelle or Ducommun. For Mr. Foley, the amount shown for 2017 reflects the portion of his base salary paid by us from the date of the Split-Off through December 31, 2017.  Other amounts received by Messrs. Bickett and Foley are disclosed in Executive Compensation and Director Compensation sections, respectively, of FNF’s Annual Report on Form 10-K.

(2)           Represents the grant date fair value of time-based restricted stock awards granted in 2017 computed in accordance with ASC Topic 718, excluding forfeiture assumptions. See the Grants of Plan-Based Awards table for details regarding each award. Assumptions used in the calculation of these amounts are included in

Note O to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2018.

Grants of Plan-Based Awards

The following table sets forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2017.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			(g) Grant Date Fair Value of
(a) Name	(b) Grant Date	(c) Award Type	(d) Threshold ($)	(e) Target ($)	(f) Maximum ($)	Stock Awards ($)(2)
William P. Foley, II	11/28/17	Time-Based Restricted Stock	—	—	—	$3,500,002
	11/28/17	ISIP	—	—	—
Brent Bickett	11/28/17	Time-Based Restricted Stock	—	—	—	$543,758
	11/28/17	ISIP	—	—	—
Richard Cox	11/28/17	Time-Based Restricted Stock	—	—	—	$243,743
	11/28/17	ISIP	—	—	—
Michael L. Gravelle	11/28/17	Time-Based Restricted Stock	—	—	—	$393,741
	11/28/17	ISIP	—	—	—
David Ducommun	11/28/17	Time-Based Restricted Stock	—	—	—	$224,998
	11/28/17	ISIP	—	—	—

(1)           For a description of the formula used to determine the amounts payable under the ISIP awards, please see the discussion of the T-System awards under our Investment Success Incentive Program in the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K.

(2)           Represents the grant date fair value of restricted stock awards based upon a $18.45 per share grant date fair value.

Outstanding Equity Awards at Year End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2017.

Outstanding Restricted Stock Awards at Fiscal Year End

Name	Grant Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
William P. Foley, II	11/28/2017	189,702	$3,230,625	—	$—
Brent Bickett	11/28/2017	29,472	$501,908	—	$—
Richard Cox	11/28/2017	13,211	$224,983	—	$—
Michael L. Gravelle	11/28/2017	21,341	$363,437	—	$—
David Ducommun	11/28/2017	12,195	$207,681	—	$—

(1)     Market values are based on the December 31, 2017 closing price for our common stock of $17.03 per share.

Outstanding Ceridian HCM Holdings, Inc. Option Awards at Fiscal Year End

Name	Grant Date	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
William P. Foley, II	12/7/2010	55,734	55,734	13.46	12/7/2020

(1)                                 50% of the options vest annually over three years from the date of grant, and vest immediately upon a change in control. The remaining 50% vest upon the earliest to occur of (i) a change in control of Ceridian or (ii) following an Initial Public Offering if the equity value of the common stock equals at least $26.92 and the optionee’s service with Ceridian has not terminated.

Long-Term Equity Incentive Awards

In November 2017, we used our omnibus incentive plan to grant long-term incentive awards to our named executive officers in the form of time-based restricted stock, which vests in three equal annual installments beginning in November 2018.

More information about the long term equity incentive awards can be found in the “Compensation Discussion and Analysis” section.

Potential Payments upon Termination or Change in Control

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change in control. The amounts described in this section reflect amounts that would have been payable under our plans.

We describe the estimated payments and benefits that would be provided to our named executive officers upon a change in control without a termination of employment.  We also describe the estimated payments and benefits that would be provided to our named executive officers upon a termination of employment due to disability or death. We do not provide our named executive officers with severance or enhanced payments upon a voluntary termination by the executive, with or without good reason, or a termination by us either for cause or not for cause.

Upon a termination of employment, the named executive officers would be entitled to benefits that are available generally to our salaried employees and accrued vacation. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Potential Payments under our Omnibus Incentive Plan

Our omnibus incentive plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control. Under our omnibus incentive plan, except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control any and all outstanding options and stock appreciation rights will become immediately exercisable, any restriction imposed on restricted stock, restricted stock units and other awards will lapse, and any and all performance shares, performance units and other awards with performance conditions will be deemed earned at the target level, or, if no target level is specified, the maximum level.

For purposes of our omnibus incentive plan, the term “change in control” is defined as the occurrence of any of the following events:

•                  an acquisition by an individual, entity or group of 50% or more of our voting power (except for acquisitions by us or any of our employee benefit plans),

•                  during any period of two consecutive years, a change in the majority of our board of directors, unless the change is approved by 2/3 of the directors then in office,

•                  a reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats, or

•                  our shareholders approve a plan or proposal for our liquidation or dissolution.

Estimated Cash Payments upon Termination of Employment

For a termination of employment, none of the named executive officers would be entitled to severance or enhanced payments or benefits.

Estimated Equity Payments upon Change in Control

As disclosed in the Outstanding Equity Awards at Year End table, each named executive officer had outstanding unvested restricted stock awards on December 31, 2017.  Under the terms of our omnibus plan and award agreements, these restricted stock awards would vest upon a change in control.   In addition, these restricted stock awards would vest, pro-rata based upon the number of completed months of employment prior to the date of termination upon a termination of employment due to death or disability. In any other termination event, all restricted stock awards would expire at the employment termination date.

The following estimates are based on a common stock price of $17.03 per share which was the closing prices of our common stock on December 29, 2017. The restricted stock amounts were determined by multiplying the number of shares that would vest by the applicable closing price. Our estimate of the value of equity that would vest assumes that a change in control and, as applicable, a termination of employment occurred on December 31, 2017. The estimated value of the restricted stock awards  held by the named executive officers  that would vest upon a change in control would be as follows: Mr. Foley $3,230,625; Mr. Bickett $501,908; Mr. Cox $224,983; Mr. Gravelle $363,437 and Mr. Ducommun $207,681. The estimated value of the restricted stock awards  held by the named executive officers that would vest upon a termination of the named executive officers’ employment due to death or disability would be as follows: Mr. Foley $3,230,625; Mr. Bickett $501,908; Mr. Cox $224,983; Mr. Gravelle $363,437 and Mr. Ducommun $207,681.  For any other termination of employment, none of the named executive officers would be entitled to accelerated vesting.

Employment Agreements and Post-Termination Compensation and Benefits

We have not entered into employment agreements with any of our named executive officers.

Discussion of Our Compensation Policies and Practices as They Relate to Risk Management

We reviewed our compensation policies and practices for all employees including our named executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our Company. In conducting the analysis, we reviewed the structure of our executive, non-officer and incentive programs and the internal controls and risk abatement processes that are in place for each program.

We believe that several design features of our executive compensation program mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable return on investment at the time of a liquidity event in the Investment Success Incentive Program, together with the compensation committee’s discretion to reduce awards and the fact that the awards are subject to our clawback policy, serve to mitigate excessive risk taking. The risk of overstatement of achievement under the Investment Success Incentive Program is mitigated by the compensation committee’s review and approval of the value of our investment in each company for purposes of the program, and its review and approval of the value of the return on our investment upon a liquidity event.  We also believe that our balance of restricted stock and use of multi-year vesting schedules in our long-term incentive awards encourages recipients to deliver incremental value to our shareholders and aligns their interests with our sustainable long-term performance, thereby mitigating risk.

Director Compensation

Directors who are our salaried employees receive no additional compensation for services as a director or as a member of a committee of our board of directors. In 2017, all non-employee directors received an annual cash retainer of $75,000, payable quarterly and prorated for the portion of the year during which we were an independent publicly traded company. The chairman and each member of the audit committee received an additional annual fee (payable in quarterly installments and prorated for the portion of the year during which we were an independent publicly traded company) of $50,000 and $20,000, respectively, for their service on the Audit Committee. The chairman and each member of the Compensation Committee received an additional annual fee (payable in quarterly installments and prorated for the portion of the year during which we were an independent publicly traded company) of $20,000 and $10,000, respectively, for their service on such committees. The chairman and each member of the Nominating and Governance Committee received an additional annual fee (payable in quarterly installments and prorated for the portion of the year during which we were an independent publicly traded company) of $15,000 and $10,000, respectively, for their service on such committees.  In addition, in 2017 each non-employee director received a long-term incentive award of 4,065 restricted shares. Each of these restricted shares were granted under our omnibus incentive plan and vest proportionately each year over three years from the date of grant based upon continued service on our board of directors.  We also reimburse each of our directors for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs they attend relating to their service on our board of directors.

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Hugh R. Harris	$—	$74,999	$—	$74,999
C. Malcolm Holland	$—	$74,999	$—	$74,999
Frank R. Martire	$—	$74,999	$—	$74,999
James B. Stallings Jr.	$—	$—	$—	$—
Frank P. Willey	$—	$74,999	$—	$74,999

(1)         Amounts include the cash portion of annual board and committee retainers and meeting fees paid for services as a director in 2017.

(2)   Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2017, computed in accordance with FASB ASC Topic 718. For all directors, except Mr. Stallings Jr., these amounts include a grant date fair value of $74,999 with respect to awards of time-based restricted shares granted in November 2017, which vest over a period of three years from the grant date. Assumptions used in the calculation of the amounts of the restricted stock awards are included in Note O to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2018. For the fiscal year ended December 31, 2017, each director except Mr. Stallings Jr. received 4,065 restricted shares. The fair value of the awards as shown above is based on a per share fair value of $18.45. As of December 31, 2017, each director except Mr. Stallings Jr. had 4,065 restricted shares of our common stock outstanding.

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 70,858,143 shares of our common stock outstanding as of April 20, 2018. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of our common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Shares Beneficially Owned(1)	Percent of Outstanding(2)
BlackRock, Inc.	4,940,407	7.0%
55 East 52nd Street, New York, NY 10055
Capital Research Global Investors	5,688,950	8.0%
333 South Hope Street, 55th Floor, Los Angeles, CA 90071
Fidelity National Financial, Inc.	5,706,134	8.1%
601 Riverside Avenue, Jacksonville, FL 32204
Highfields Capital Management LP	4,400,457	6.2%
200 Clarendon Street, 59th Floor, Boston, MA 02116
The Vanguard Group	5,229,161	7.4%
100 Vanguard Boulevard, Malvern, PA 19355

(1)                                 Based on information as of December 31, 2017 that has been publicly filed with the SEC.

(2)                                 Applicable percentages based on shares of our common stock outstanding as of April 20, 2018.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership as of April 20, 2018 of our common stock by:

•                  each of our directors and nominees for director;

•                  each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and

•                  all of our executive officers and directors as a group.

Name(1)	Number of Shares	Percent of Total
Brent B. Bickett	237,107	*
Richard L. Cox	31,857	*
David Ducommun	38,095	*
William P. Foley, II(2)	2,674,533	3.8%
Michael L. Gravelle	85,838	*
Hugh R. Harris	4,065	*
C. Malcolm Holland	4,065	*
Frank R. Martire	10,465	*
James B. Stallings, Jr.	402,037	*
Frank P. Willey	237,107	*
All directors and officers (10 persons)	3,488,062	4.9%

*                                         Represents less than 1% of our common stock.

(1)                                 The business address of such beneficial owner is c/o Cannae Holdings, Inc. 1701 Village Center Circle, Las Vegas, Nevada 89134.

(2)                                 Includes 748,299 shares of common stock held by Folco Development Corporation, of which 700,000 are pledged  as collateral, as approved by approved by FNF’s board of directors prior to the Split-Off. Mr. Foley and his spouse are the sole shareholders of Folco Development Corporation. Also includes 236,011 shares of common stock owned by the Foley Family Charitable Foundation.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by security holders	—	$—	3,612,941	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	3,612,941	(1)

(1)                                 In addition to being available for future issuance upon exercise of options and SARs, under the Cannae omnibus plan 3,612,941 shares of common stock may be issued in connection with awards of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

Item 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

All of our directors other than Mr. Foley, who is our Executive Chairman, are non-employees. The board of directors determined that Hugh R. Harris, C. Malcolm Holland, Frank R. Martire and James B. Stallings are independent under the criteria established by the New York Stock Exchange and our Corporate Governance Guidelines. The board of directors also determined that Messrs. Martire, Harris and Holland meet the additional independence standards of the New York Stock Exchange for compensation committee members.

In determining independence, the board considered all relationships that might bear on our directors’ independence from Cannae. The board of directors determined that William P. Foley, II is not independent because he is Executive Chairman and an employee of Cannae, and Frank P. Willey is not independent because he is a partner in a law firm that received payments from our former parent FNF during 2017 for legal services principally relating to defending title claims. Mr. Willey’s law firm does not provide legal services to Cannae.

In considering the independence of our directors, the board of directors considered that Messrs. Harris, Martire and Willey each own a minority interest in Black Knight Sports and Entertainment LLC, which owns the Vegas Golden Knights. Mr. Foley is the majority interest holder and is Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC.

The board of directors determined that these relationships were not of a nature that would impair the independence of Mr. Harris or Mr. Martire. Messrs. Holland and Stallings had no relationships with the Company that required consideration in determining their independence.

Available Information

Any stockholder or other interested person who desires to contact any member of the board or the non-management members of the board as a group may do so by writing to: Board of Directors, c/o Corporate Secretary, Cannae Holdings, Inc., 1701 Village Center Circle, Las Vegas, Nevada 89134. Communications received are distributed by the Corporate Secretary to the appropriate member or members of the board.

Certain Relationships and Related Transactions

Agreements with FNF

As a result of the Split-Off, Cannae and FNF operate separately. In connection with the Split-Off, FNF’s title insurance underwriters Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of December 31, 2017, these shares represented approximately 8% of Cannae’s outstanding shares. FNF will dispose of the Cannae shares as soon as a disposition is warranted consistent with the business reasons for the ownership of the shares, but in no event later than five years after the Split-Off. In addition, FNF is subject to certain restrictions regarding voting of its Cannae shares described under “Voting Agreement” below. In addition, we and FNF have overlapping executive officers. William P. Foley, II, our Executive Chairman, is non-executive Chairman of the Board of FNF and serves on the boards of directors of FNF and Cannae; Brent B. Bickett, our President, is Executive Vice President of Corporate Strategy of FNF; and Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of FNF. In addition, Richard L. Cox, our Executive Vice President and Chief Financial Officer, and David Ducommun, our Senior Vice President of Mergers and Acquisitions, also serve as non-executive officers of FNF. In order to govern certain of the ongoing relationships between us and Cannae and to provide mechanisms for an orderly transition, we have entered into certain agreements with FNF, the terms of which are summarized below.

Reorganization Agreement

In connection with the Split-Off, we entered into a reorganization agreement with FNF (the reorganization agreement) to provide for, among other things, the principal corporate transactions required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Cannae and FNF with respect to and resulting from the Split-Off.

The reorganization agreement provided that, prior to the redemption date, (i) FNF would contribute to Cannae all of the assets and liabilities of Fidelity National Financial Ventures Group and (ii) subject to the satisfaction or waiver of certain conditions, FNF would redeem each outstanding share of FNFV common stock for shares of Cannae common stock that FNF received pursuant to the contribution.

The reorganization agreement also provides for mutual indemnification obligations, which are designed to make Cannae financially responsible for substantially all of the liabilities that may exist relating to the conduct of the businesses included in Cannae, whether such conduct occurred before or after the Split-Off, together with certain other specified liabilities, as well as for all liabilities incurred by Cannae after the Split-Off, and to make FNF financially responsible for all potential liabilities of Cannae which are not related to Cannae’s businesses, including, for example, any liabilities arising as a result of Cannae having been a subsidiary of FNF, together with certain other specified liabilities. These indemnification obligations exclude any matters relating to taxes. The reorganization agreement also provides for each of Cannae and FNF to preserve the confidentiality of all confidential or proprietary information of the other party for five years following the closing of the Split-Off (or three years following disclosure of such information to the other party, whichever is longer), subject to customary exceptions, including disclosures required by law, court order or government regulation.

Voting Agreement

In connection with the Split-Off and the issuance of the FNF Cannae shares, we entered into a voting agreement with FNF (the voting agreement), pursuant to which FNF agreed to cause its Cannae shares to be counted as present at any meeting of the shareholders of Cannae for the purpose of establishing a quorum. Additionally, under the voting agreement, FNF agreed to vote all of its Cannae shares in the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than FNF and its subsidiaries) until the date on which FNF and its subsidiaries no longer beneficially own shares of Cannae common stock. In addition, FNF will not deposit any of its Cannae shares into a voting trust or grant any proxies or enter into a voting agreement, power of attorney or voting trust with respect to any of its Cannae shares, or take any action that would have the effect of preventing or materially delaying FNF from performing any of our obligations under the voting agreement.

Tax Matters Agreement

We have also entered into a tax matters agreement with FNF that governs our respective rights, responsibilities and obligations with respect to taxes, the filing of tax returns, the control of audits and other tax matters.

Under the tax matters agreement, Cannae will pay, or as applicable, indemnify the FNF Group for any losses incurred by FNF with respect to (i) any taxes attributable to the operation and investments of the Cannae Group with respect to a pre Split-Off taxable period including any reduction to such taxes by reason of the use or offset of any tax item that is allocated to FNF, (ii) any taxes incurred as a result of the contribution and redemption, and (iii) any transfer taxes arising from the contribution and redemption, in each case other than taxes that arise from a disqualifying action. FNF will pay, or as applicable, indemnify the Cannae Group for any losses incurred by the Cannae Group with respect to (i) any taxes imposed by reason of a member of the Cannae Group having been a member of an FNF consolidated group on or prior to the Split-Off date, excluding any taxes which Cannae is responsible for as described above, (ii) any reduction in a tax payable by the FNF Group by reason of the use or offset of any tax item that is allocated to Cannae, and (iii) any taxes that are attributable to a disqualifying action.

FNF will be responsible for preparing and filing all tax returns which include one or more members of the FNF Group and one or more members of the Cannae Group. After the Split-Off, Cannae will prepare and file all tax returns of passthrough entities that report taxes that will be reflected on a tax return of a member of the FNF Group, and FNF will have review and approval rights with respect to such tax returns.

Generally, each of FNF and Cannae will be entitled to any refunds, credits, or offsets relating to taxes allocated to and paid by its respective group under the tax matters agreement. The members of the Cannae Group must waive their rights to carryback any tax attribute to a pre Split-Off taxable period of an FNF consolidated tax return to the extent permitted by applicable law. If such member is unable to elect to forego such carryback, the FNF Group will be entitled to any refunds resulting from such carryback.

If a party to the tax matters agreement receives a notice of a tax audit from a tax authority, and believes it may have suffered or could potentially suffer any tax liability for which it may request indemnification, it must inform the party liable to make such indemnification payment (the indemnifying party). The indemnifying party has the right to control such audit and compromise or settle such tax audit, provided that the indemnified party must consent to such compromise or settlement to the extent that the indemnified party may be materially affected by such compromise or settlement. However, in the case of an audit relating to the tax free status of the transactions, FNF and Cannae will have the right to jointly control the audit.

To the extent permitted by applicable tax law, FNF and Cannae agree to treat any payments made under the tax matters agreement as a capital contribution or distribution (as applicable) immediately prior to the Split-Off. The amount of any indemnification payment made under the tax matters agreement will be reduced by the amount of any reduction in taxes actually realized by the party receiving such payment as a result of the event giving rise to the indemnification payment by the end of the taxable year in which the indemnity payment is made, and will be increased if and to the extent necessary to ensure that, after all required taxes on the indemnity payment are paid (including taxes applicable to any increases in the indemnity payment), the indemnified party receives the amount it would have received if the indemnity payment was not taxable.

We also agreed with FNF to terminate any agreements that, due to applicable regulatory requirements, cannot be terminated as of closing of the Split-Off (a Regulatory Agreement). If, following the Split-Off, any member of either the FNF Group or the Cannae Group is required, pursuant to any Regulatory Agreement, to make a payment to the other group, the party whose group received such a payment will be required to make a corresponding payment in equal amount to the other party, so that each group will be in the same economic position had such Regulatory Agreement been terminated as of closing.

Finally, Cannae and our subsidiaries are restricted by certain covenants related to the Split-Off. These restrictive covenants require that none of Cannae and its subsidiaries will:

•                  take, or fail to take, any action if such action, or failure to act, would be inconsistent with any covenant or representation made by Cannae or any of our subsidiaries in any transaction document, or prohibit certain restructuring transactions related to the Split-Off from qualifying for tax-free treatment for U.S. federal income tax purposes;

•                  during the restricted period, enter into any agreement, understanding, arrangement or substantial negotiations, pursuant to which any person or persons would (directly or indirectly) acquire, or have the right to acquire, Cannae equity interests; or

•                  during the restricted period, discontinue, sell, transfer or cease to maintain its active trade or business.

Notwithstanding the foregoing, Cannae and our affiliates may take an action prohibited by the foregoing if (i) FNF receives prior written notice describing the proposed action in reasonable detail, and (ii) Cannae delivers to FNF either (x) an opinion from a nationally recognized U.S. tax advisor providing that the completion of a proposed action by the Cannae Group (or any member thereof) should not affect the tax-free status of the transactions, or (y) a private letter ruling providing that the completion of a proposed action by the Cannae Group would not affect the tax-free status of the transactions, in each case in form and substance satisfactory to FNF. In addition, under certain circumstances Cannae will be permitted to issue reasonable Cannae equity-based compensation for services rendered to a member of the Cannae Group, provided that such person is permitted to receive Cannae stock under Safe Harbor VIII in Treasury regulations section 1.355-7(d).

Corporate Services Agreement

We entered into a corporate services agreement with FNF (the corporate services agreement) pursuant to which FNF will provide us with certain specified services, including insurance administration and risk management; other services typically performed by FNF’s legal, investor relations, tax, human resources, accounting and internal audit departments; and such other similar services that we may from time to time request or require.

FNF agreed to use commercially reasonable efforts to keep and maintain in effect its relationships with its licensors, vendors and service providers that are integral to the provision of the corporate services to Cannae. The corporate services agreement will continue in effect until the earlier of (i) the date on which the corporate services agreement is terminated by mutual agreement of Cannae and FNF and (ii) the third anniversary of the date on which the corporate services agreement was entered into.

During the initial three years, FNF will provide these corporate services at no-cost, other than reimbursement for reasonable out-of-pocket costs and expenses incurred by us in connection with providing such services to Cannae. If the corporate services agreement remains in place for three years and is not mutually terminated by Cannae and FNF prior to that time, following the expiration of the initial three-year term, the corporate services agreement will automatically renew for successive one-year terms unless FNF and Cannae mutually agree to terminate the agreement.

Prior to any such one-year renewal term, FNF and Cannae will negotiate mutually agreeable arm’s length terms for the compensation we will provide to FNF in exchange for the corporate services during such upcoming one-year term.

Pursuant to the corporate services agreement, we recorded $150,759 in operating expenses from FNF from the Split-Off until December 31, 2017.

Registration Rights Agreement

FNF’s title insurance underwriter subsidiaries that own Cannae shares (the Registration Rights Agreements parties) entered into registration rights agreements with Cannae. The registration rights agreements provide the Registration Rights Agreements parties, and their permitted transferees, with the right to require Cannae, at its expense, to register shares of Cannae common stock that the Registration Rights Agreements parties hold. The agreements also provide that Cannae will pay certain expenses of these electing holders relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act. The following description summarizes such rights and circumstances.

Demand Rights

Subject to certain limitations, beginning one year following the effectiveness of the proxy statement/prospectus related to the Split-Off, the Registration Rights Agreements parties (and their permitted transferees) will have the right, by delivering written notice to Cannae, to require Cannae to register the number of shares of common stock requested to be so registered in accordance with the registration rights agreement. Within five days following receipt of notice of a demand registration, FNF will be required to give written notice to all other beneficial holders of registrable shares of common stock that have joined the registration rights agreement. Subject to certain limitations as described below, Cannae will include in the registration all securities with respect to which it receives a written request for inclusion in the registration within ten days after FNF gives notice. Following the demand request, Cannae is required to use reasonable best efforts to have the applicable registration statement filed with the SEC within a specified period following the demand and is required to use best efforts to cause the registration statement to be declared effective. Any demand registration must include registrable securities having an aggregate market value of at least $10 million, and holders of Cannae’s registrable securities are limited to one demand registration within any nine month period.

Shelf Registration Rights on Form S-3

If Cannae is eligible to file a shelf registration statement on Form S-3, holders of registrable securities with registration rights under the registration rights agreement can request that Cannae register their shares for resale. Within five days following receipt of notice of a Form S-3 registration request, Cannae will be required to give written notice to all other beneficial holders of registrable shares of common stock that have joined the registration rights agreement. Subject to certain limitations as described below, Cannae will include in the Form S-3 registration all securities with respect to which it has received a written request for inclusion in the registration within seven days after it gives notice. Following such request, Cannae is required to use reasonable efforts to have the shelf registration statement declared effective. No Form S-3 registration request may be made within nine months following a prior demand or request.

In addition, once a shelf registration statement has been declared effective by the SEC pursuant to the forgoing, thereafter, from time to time, any holder of registrable securities that has joined the registration rights agreement may, by notice to Cannae, require Cannae to register such holder’s registrable securities pursuant to the shelf registration statement.

Piggyback Rights

Holders of registrable shares of common stock under the registration rights agreement will be entitled to request to participate in, or “piggyback” on, registrations of certain securities for sale by Cannae at any time after the Split-Off. This piggyback right will apply to any registration other than registration statements relating to any employee benefit plans, registration statements related to the issuance or resale of securities issued in connection with transactions or corporate reorganizations under Rule 145 of the Securities Act, or registration statements related to stock issued upon conversion of debt securities.

Conditions and Limitations

The registration rights are subject to conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and Cannae’s right to delay, suspend or withdraw a registration statement under specified circumstances. Additionally, in certain circumstances Cannae may withdraw a registration upon request by the holder of registrable securities.

Revolver Note

We entered into a revolver note with FNF, which allows Cannae to borrow revolving loans from FNF from time to time in an aggregate amount not to exceed $100 million. The proceeds of the revolving loans may be used for investment purposes and working capital needs. The revolving loans accrue interest at LIBOR plus 450 basis points and mature on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.

Our audit committee has reviewed and approved each of the transactions described above in accordance with the terms of our Code of Conduct related to the approval of related party transactions, which are described below. The audit committee also discussed and approved Mr. Foley’s involvement with FNF, Black Knight, FGL Holdings and Black Knight Sports and Entertainment LLC.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it is related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

•                  any significant ownership interest in any supplier or customer;

•                  any consulting or employment relationship with any customer, supplier or competitor; and

•                  selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

It is our policy to review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants in order to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Compliance Officer, together with our legal staff, is primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Compliance Officer. The Chief Compliance Officer, together with our legal staff, then reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, the Chief Compliance Officer, with assistance from the legal staff, determines whether the director or officer in question (or their immediate family member) has a direct or indirect material interest in the transaction and whether or not to approve the transaction in question.

With respect to our President, Chief Financial Officer and Chief Accounting Officer, our codes of ethics require that each such officer must:

•                  discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;

•                  in the case of our Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and

•                  in the case of our President, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

In the case of any material transactions or relationships involving our Chief Financial Officer or our Chief Accounting Officer, the General Counsel must submit a list of any approved material transactions semi-annually to the audit committee for its review.

Under Securities and Exchange Commission rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our Annual Report on Form 10-K. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Item 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed Deloitte to audit the consolidated financial statements of the Company for the 2018 fiscal year. Deloitte has continuously acted as our independent registered public accounting firm since January 2017.

For services rendered to us during or in connection with our years ended December 31, 2017, we were billed the following fees by Deloitte:

2017

Audit Fees	$2,630
Audit-Related Fees	190
Tax Fees	503
All Other Fees	—

Audit Fees.  Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2017 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

Audit-Related Fees.  Audit-related fees in 2017 consisted principally of fees for Service Organization Control Reports.

Tax Fees.  Tax fees for 2017 consisted principally of fees for tax compliance, tax planning and tax advice.

All Other Fees.  All other fees relate to services provided for Service Organization Control readiness assessments.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by Deloitte is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by Deloitte has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.                          EXHIBITS

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

10.1

Revolver Note, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.2

Tax Matters Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.3

Corporate Services Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.4

Voting Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.5

Registration Rights Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Chicago Title Insurance Company. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.6

Registration Rights Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Title Insurance Company (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.7

Registration Rights Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Commonwealth Land Title Insurance Company (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.8

First Amendment to Credit Agreement, dated as of February 24, 2017, by and among ABRH, LLC, a Delaware limited liability company, and Fidelity Holdings, LLC, as the borrowers, and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to FNF’s Current Report on Form 8-K (File No. 001-32630), filed with the SEC on March 2, 2017).

10.9	Master Assignment and Assumption, dated as of March 13, 2018, by and between Cannae Holdings, LLC as the assignee, Wells Fargo Bank, N.A. as assignor, and other assignors party thereto (2)

10.10	Agency Succession Agreement, dated as of March 13, 2018, by and between Cannae Holdings, LLC and Wells Fargo Bank, N.A. (2)

10.11	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Cannae Holdings, Inc. 2017 Omnibus Incentive Plan (time-based vesting) for November 2017 Awards (1)(2)

10.12

Second Amendment to Credit Agreement, dated as of March 15, 2018, by and among ABRH, LLC, a Delaware limited liability company, and Fidelity Holdings, LLC, as the borrowers, and Cannae Holdings, LLC as administrative agent (2)

21.1	List of Subsidiaries (2)

23.1	Consent of Deloitte & Touche LLP. (2)

23.2	Consent of KPMG LLP with respect to reports related to Fidelity National Financial Ventures Operations. (2)

23.3	Consent of KPMG LLP with respect to reports related to Ceridian Holding LLC. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (2)

99.1	Audited Financial Statements of Ceridian Holding LLC as of and for the year ended December 31, 2017 (2)

101

The following materials from Cannae Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Earnings (Loss), (iv) the Consolidated and Combined Statements of Stockholders’ Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Consolidated and Combined Financial Statements. (2)

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

(2)	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannae Holdings, Inc.

	By:	/s/ Brent B. Bickett
Brent B. Bickett
President (Principal Executive Officer)

Date: April 30, 2018