Form 10-Q
period 2018-03-31
Cannae Holdings, Inc.
filed 2018-05-10
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☐ NO ☑
As of April 30, 2018 there were 70,858,143 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$104.2	$245.6
Short-term investments	21.1	—
Trade receivables	30.2	35.8
Inventory	38.6	29.7
Equity securities, at fair value	—	17.7
Income taxes receivable	0.2	—
Prepaid expenses and other current assets	23.2	21.4
Total current assets	217.5	350.2
Investments in unconsolidated affiliates	415.4	424.9
Property and equipment, net	209.8	218.8
Other intangible assets, net	209.1	214.5
Goodwill	202.0	202.7
Fixed maturity securities available for sale, at fair value	21.4	14.8
Deferred tax asset	14.1	10.6
Other long term investments and non-current assets	51.3	50.7
Total assets	$1,340.6	$1,487.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$93.2	$100.7
Income taxes payable	—	0.8
Deferred revenue	23.4	26.1
Notes payable, current	1.4	122.2
Total current liabilities	118.0	249.8
Deferred revenue, long term	1.9	9.1
Notes payable, long term	11.1	12.7
Accounts payable and other accrued liabilities, long term	61.0	62.5
Total liabilities	192.0	334.1
Commitments and contingencies - see Note G
Equity:
Retained earnings	2.8	0.2
Additional paid-in capital	1,131.9	1,130.2
Accumulated other comprehensive loss	(75.6)	(71.0)
Total Cannae shareholders' equity	1,059.1	1,059.4
Noncontrolling interests	89.5	93.7
Total equity	1,148.6	1,153.1
Total liabilities and equity	$1,340.6	$1,487.2
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017

Revenues:
Restaurant revenue	$273.8	$272.7
Other operating revenue	20.1	2.6
Total operating revenues	293.9	275.3
Operating expenses:
Cost of restaurant revenue	240.8	236.1
Personnel costs	24.1	16.5
Depreciation and amortization	14.9	11.4
Other operating expenses	21.2	17.5
Total operating expenses	301.0	281.5
Operating loss	(7.1)	(6.2)
Other income (expense):
Interest and investment income	1.3	1.0
Interest expense	(3.0)	(2.1)
Realized gains, net	—	5.1
Total other (expense) income	(1.7)	4.0
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(8.8)	(2.2)
Income tax benefit	(4.0)	(1.8)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(4.8)	(0.4)
Equity in losses of unconsolidated affiliates	(1.1)	(3.4)
Loss from continuing operations	(5.9)	(3.8)
Net earnings from discontinued operations, net of tax - see Note J	—	2.3
Net loss	(5.9)	(1.5)
Less: Net loss attributable to non-controlling interests	(4.2)	(2.0)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(1.7)	$0.5

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(1.7)	$(1.8)
Net earnings from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	2.3
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(1.7)	$0.5
Earnings per share
Basic
Net loss per share from continuing operations	$(0.02)	$(0.02)
Net earnings per share from discontinued operations	—	0.03
Net (loss) earnings per share	$(0.02)	$0.01
Diluted
Net loss per share from continuing operations	$(0.02)	$(0.02)
Net earnings per share from discontinued operations	—	0.03
Net (loss) earnings per share	$(0.02)	$0.01

Weighted average shares outstanding Cannae Holdings common stock, basic basis	70.6	70.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	70.6	70.6
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017

Net loss	$(5.9)	$(1.5)
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	2.1	0.5
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(6.7)	1.6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (3)	—	(3.1)
Other comprehensive loss	(4.6)	(1.0)
Comprehensive loss	(10.5)	(2.5)
Less: Comprehensive loss attributable to noncontrolling interests	(4.2)	(2.0)
Comprehensive loss attributable to Cannae Holdings, Inc.	$(6.3)	$(0.5)
_________________________________

(1)	Net of income tax expense of $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Net of income tax (benefit) expense of $(1.8) million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Net of income tax expense of $1.9 million for the three months ended March 31, 2017.
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Parent Investment in FNFV	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity

Balance, December 31, 2016	$961.6	$(68.1)	$116.3	$1,009.8
Other comprehensive earnings—unrealized gain on investments and other financial instruments, net of tax	—	0.5	—	0.5
Other comprehensive earnings—unrealized gain on investments in unconsolidated affiliates, net of tax	—	1.6	—	1.6
Reclassification adjustments for change in unrealized gains and losses included in net earnings, net of tax	—	(3.1)	—	(3.1)
Subsidiary stock-based compensation	—	—	0.2	0.2
Net change in Parent investment in FNFV	0.8	—	—	0.8
Subsidiary dividends paid to noncontrolling interests	—	—	(0.1)	(0.1)
Ceridian stock-based compensation	1.5	—	—	1.5
Net earnings (loss)	0.5	—	(2.0)	(1.5)
Balance, March 31, 2017	$964.4	$(69.1)	$114.4	$1,009.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity
	Shares	$

Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	4.3	—	—	4.3
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	2.1	—	2.1
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.7)	—	(6.7)
Stock-based compensation	—	—	0.4	—	—	—	0.4
Contribution of CSA services from FNF	—	—	0.3	—	—	—	0.3
Ceridian stock-based compensation	—	—	1.0	—	—	—	1.0
Net loss	—	—	—	(1.7)	—	(4.2)	(5.9)
Balance, March 31, 2018	70.9	$—	$1,131.9	$2.8	$(75.6)	$89.5	$1,148.6

See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,

	2018	2017

Cash flows from operating activities:
Net loss	$(5.9)	$(1.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14.9	16.5
Equity in losses of unconsolidated affiliates	1.1	3.4
Realized loss (gain) and asset impairments, net	1.0	(4.6)
Stock-based compensation cost	0.4	0.2
Distributions from unconsolidated affiliates	0.9	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	5.6	8.0
Net increase in inventory, prepaid expenses and other assets	(8.0)	(7.6)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(16.4)	(2.5)
Net change in income taxes	(4.9)	1.5
Net cash (used in) provided by operating activities	(11.3)	13.4
Cash flows from investing activities:
Proceeds from sale of investment securities	17.7	31.6
Additions to property and equipment	(3.1)	(6.3)
Additions to other intangible assets	—	(0.2)
Proceeds from sales of property and equipment	1.4	—
Additional investments in unconsolidated affiliates	—	(0.3)
Purchases of other long-term investments	(1.7)	(0.6)
Distributions from investments in unconsolidated affiliates	—	0.5
Net purchases of short-term investment securities	(21.1)	—
Net other investing activities	0.4	(0.1)
Other acquisitions of businesses, net of cash acquired	—	(21.0)
Net cash (used in) provided by investing activities	(6.4)	3.6
Cash flows from financing activities:
Borrowings	0.1	38.7
Debt service payments	(123.8)	(12.7)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.1)
Payment of contingent consideration for prior period acquisitions	—	(4.0)
Equity transactions with Parent, net	—	0.8
Net cash (used in) provided by financing activities	(123.7)	22.7
Net (decrease) increase in cash and cash equivalents	(141.4)	39.7
Cash and cash equivalents at beginning of period	245.6	146.4
Cash and cash equivalents at end of period	$104.2	$186.1

See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.1 billion as of March 31, 2018. Our business consists of managing and operating certain majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. As of March 31, 2018, our primary majority and minority-owned subsidiaries include American Blue Ribbon Holdings, LLC and its affiliates ("ABRH"), T-System Holdings, LLC ("T-System"), Ceridian Holding, LLC ("Ceridian"), and various other controlled portfolio companies and minority equity investments.

See Note H Segment Information for further discussion of the businesses comprising our reportable segments.

Split-off of Cannae from FNF
During December 2016, the board of directors of Fidelity National Financial, Inc. (“FNF” or “Parent”) authorized its management to pursue a plan to redeem each outstanding share of its Fidelity National Financial Ventures Group ("FNFV Group") common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae Holdings, Inc. (“Cannae”), with cash in lieu of fractional shares (the "Split-Off"). On November 17, 2017, FNF contributed to Cannae its majority and minority equity investment stakes in a number of entities, including ABRH, T-System, Ceridian, and various other controlled portfolio companies and minority equity investments. The Split-Off was tax-free to stockholders of FNFV Group common stock.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Cannae and FNF with respect to and resulting from the Split-Off. The tax matters agreement provides for the allocation and indemnification of tax liabilities and benefits between FNF and Cannae and other agreements related to tax matters. The voting agreement and registration rights agreement provide for certain appearance and voting restrictions and registration rights on shares of Cannae owned by FNF after consummation of the Split-Off. Pursuant to the corporate services agreement (the "CSA"), FNF provides Cannae with certain "back office" services including legal, tax, accounting, and treasury support. FNF will generally provide these services at no-cost for up to three years. We record an expense and an offsetting increase to Additional paid-in-capital for contributed services. Cannae will reimburse FNF for direct, out-of-pocket expenses incurred by FNF in providing these services.

The Split-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of FNFV Group common stock.

Principles of Consolidation and Combination and Basis of Presentation
The accompanying Condensed Consolidated and Combined Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2017.
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
All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they may become wholly or majority-owned. Earnings

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

attributable to noncontrolling interests are recorded on the Condensed Consolidated and Combined Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Condensed Consolidated and Combined Balance Sheets in each period.
Management Estimates
The preparation of these Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the valuation of acquired intangible assets (Note B) and fair value measurements (Note C). Actual results may differ from estimates.
Recent Developments
On April 26, 2018, Ceridian HCM Holding Inc.'s (“Ceridian HCM”) previously announced registration statement on Form S-1 was declared effective by the United States Securities and Exchange Commission ("SEC") and Ceridian HCM priced its initial public offering of 21,000,000 shares of common stock at a price of $22.00 per share (the "Ceridian IPO"). In addition, the underwriters of the Ceridian IPO were granted a 30-day option to purchase up to an additional 3,150,000 shares at the initial public offering price, less underwriting discounts and commissions. The New York Stock Exchange has approved the listing of the shares and the Toronto Stock Exchange (“TSX”) has conditionally approved the listing of the shares. Listing on the TSX is subject to Ceridian HCM fulfilling all of the requirements of the TSX on or before July 12, 2018, including distribution of the shares to a minimum number of public shareholders. Ceridian HCM’s shares began trading on the New York Stock Exchange and on an “if, as and when issued” basis on the TSX on April 26, 2018 under the ticker symbol “CDAY.” In accordance with the terms of our management agreement with Ceridian, the agreement was terminated upon closing of the Ceridian IPO. The termination resulted in a termination fee of $5.6 million which was paid to us on May 1, 2018.
As a result of the Ceridian IPO, and participation in a concurrent private placement investment in which we acquired 1,521,030 shares of CDAY representing an additional investment of $33.4 million, we own a total of 37,135,921 shares of CDAY which represents 27.2% of the outstanding common equity of Ceridian HCM.
On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus will be payable to certain members of the Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian and is expected to be paid in a combination of cash and stock.
On March 12, 2018, Cannae Holdings and Newport Global Opportunities Fund I-A AIV (ABRH) LP ("Newport Global") signed a non-binding letter of intent pursuant to which ABRH intends to distribute 95% of its family dining group, which consists primarily of its Village Inn and Baker's Square concepts, and its Legendary Baking concept to Newport Global in 100% redemption of Newport Global’s interest in Fidelity Newport Holdings, LLC ("FNH"), the parent of ABRH.  This proposed transaction would leave Cannae with approximately 94% of the interest in FNH which will retain the O’Charley’s and 99 Restaurants brands, along with an approximately 5% interest in the family dining group and Legendary Baking. Discussions remain ongoing and we have not yet determined a closing date for the proposed transaction.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated and Combined Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million common shares of Cannae were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the three months ended March 31, 2017 were calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2017.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

computation of diluted earnings per share. For the three months ended March 31, 2018, there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share.
Income Tax
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. Our effective tax rate was 45.5% and 81.8% in the three months ended March 31, 2018 and 2017, respectively. The decrease was attributable to the Tax Reform Act and the impact of permanent tax differences primarily related to wage and tip credits at the Restaurant Group and losses of unconsolidated affiliates.
The Tax Reform Act significantly changes how the United States taxes corporations. The Company has analyzed and interpreted the current and future impacts of the Tax Reform Act and recorded the provisional effects in its financial statements as of March 31, 2018. However, the legislation remains subject to potential amendments, technical corrections and further guidance. Further, in connection with the filing of its tax return, the Company has the ability to change certain elections it has applied to the calculation of the year-end deferred tax assets and liabilities or amounts related to investments in subsidiaries.  When the impact of the Tax Reform Act is finalized, the Company will record any necessary adjustments in the period in which the change occurs. No adjustments related to the Tax Reform Act were recorded in the three months ended March 31, 2018.
Discontinued Operations
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital"). We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale. As a result of the sale of OneDigital we have reclassified the financial results of OneDigital to discontinued operations for the three months ended March 31, 2017 in our Condensed Consolidated and Combined Statement of Operations. See Note J. Discontinued Operations for further details of the results of OneDigital.
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
We adopted ASC Topic 606 on January 1, 2018 using a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. As a result of the adoption of ASC Topic 606, we recorded a cumulative-effect adjustment of $4.3 million to increase Retained earnings and decrease Deferred revenue as of January 1, 2018. See Note K. Revenue Recognition for further discussion of our revenue.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

prior to the effective date in accordance with previous GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are still evaluating the totality of the effects this new guidance will have on our business process and systems, financial statements and related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard. We plan to adopt this standard on January 1, 2019.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of debt securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures and have not yet concluded on its effects. We do not plan to early adopt the standard.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We have completed our evaluation of the effect this new guidance will have on our financial statements and related disclosures and have concluded that the effect will not be material. We do not expect to early adopt this standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods in those fiscal years with early adoption permitted. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures and have not yet concluded on its effects.
Revision of Prior Period Financial Statements
In connection with the preparation of our Consolidated and Combined Financial Statements for the year ended December 31, 2017, we identified and corrected prior period errors pertaining to the accounting for our investment in Ceridian. Specifically, the adjustments related to: (1) our accounting for the equity pick-up related to stock-based compensation at Ceridian and (2) the timing of accounting adjustments made by Ceridian and by us. Adjustments in (1) above related to our accounting for the equity pick-up related to stock-based compensation at Ceridian had no impact to equity due to offsetting adjustments to Parent investment in FNFV.
These corrections resulted in the following changes for the three months ended March 31, 2017:
i.a decrease in Equity in losses of unconsolidated affiliates of $0.6 million; and
ii.a decrease in Income tax benefit of $0.8 million.
The effect of all prior period corrections, as disclosed in our Annual Report, decreased Parent investment in FNFV by $3.9 million as of December 31, 2016. The aggregate of these corrections and the corrections impacting the quarter ended March 31, 2017, as described above, decreased Parent investment in FNFV by $2.6 million at March 31, 2017.
No earnings per share data was affected as our shares began trading on November 20, 2017 and therefore was not previously presented.
In accordance with accounting guidance found in Accounting Standards Codification ("ASC") Topic 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material, individually or in the aggregate, to any of our previously issued financial statements. Since the revision was not material to any prior period, no amendments to previously issued financial statements are required. Consequently, we have adjusted for these errors by revising the financial statement line items discussed above, including the related impacts to the statements of comprehensive loss, equity and cash flows and disclosures in our historical financial statements presented herein.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Acquisitions
The results of operations and financial position of the entities acquired during any period are included in the Condensed Consolidated and Combined Financial Statements from and after the date of acquisition.
T-System
On October 16, 2017, we completed the T-System Merger for aggregate merger consideration of $202.2 million. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities.
The Company paid total consideration, net of cash received, of $200.9 million in exchange for 100% of the equity ownership of T-System. The total consideration paid was as follows (in millions):

Cash paid	$202.2
Less: Cash acquired	1.3
Total cash consideration paid	$200.9
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
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired, excluding cash received, and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade receivables	$11.3
Prepaid and other assets	2.0
Property and equipment	1.2
Goodwill	98.9
Other intangible assets	112.4
Total assets acquired	225.8

Accounts payable and accrued liabilities	6.6
Deferred revenue	11.0
Deferred tax liabilities	7.3
Total liabilities assumed	24.9
Net assets acquired	$200.9
For comparative purposes, selected unaudited pro-forma combined results of operations of Cannae for the quarter ended March 31, 2017 are presented below (in millions). Pro-forma results presented assume the consolidation of T-System occurred as of the beginning of the 2017 period. Amounts are adjusted to exclude costs directly attributable to the acquisition of T-System, including transaction costs and amortization of acquired intangible assets.

Quarter Ended March 31, 2017
(Unaudited)
Total revenues	$290.3
Net earnings attributable to Cannae Holdings	0.9

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$21.4	$21.4
Deferred compensation	3.9	—	—	3.9
Total assets	$3.9	$—	$21.4	$25.3
Liabilities:
Deferred compensation	$3.9	$—	$—	$3.9
Total liabilities	$3.9	$—	$—	$3.9

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$14.8	$—	$14.8
Equity securities available for sale	17.7	—	—	17.7
Deferred compensation	4.4	—	—	4.4
Total assets	$22.1	$14.8	$—	$36.9
Liabilities:
Deferred compensation	$4.4	$—	$—	$4.4
Total liabilities	$4.4	$—	$—	$4.4

Our Level 3 fair value measurement for our fixed-maturity securities available for sale are provided by a single third-party pricing service. We utilize one firm to value our Level 3 fixed-maturity securities available for sale. We utilize both an income approach and a contingent claims analysis in determining the fair value of our Level 3 fixed-maturity securities available for sale. The primary unobservable inputs utilized in this pricing methodology are the discount rate used. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rate used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

was 11.5% to 17.25% as of March 31, 2018. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of March 31, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2018.

March 31, 2018
Corporate debt
securities

Fair value, December 31, 2017	$—
Transfers from Level 2	21.4
Fair value, March 31, 2018	$21.4

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the three months ended March 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.
We recorded no realized or unrealized gains or losses in net earnings or other comprehensive (loss) earnings related to the change in fair value or sales of assets measured using Level 3 inputs in the three months ended March 31, 2018 or 2017.
As of December 31, 2017 and March 31, 2017, we held no material assets or liabilities measured at fair value using Level 3 inputs.
Our Level 2 fair value measurement for our fixed-maturity securities available for sale as of December 31, 2017 was provided by a third-party provider. We relied on one price for the instruments to determine the carrying amount of the asset on our balance sheet. A blended comparable public company and discounted cash flow analysis was utilized to determine the fair value. The inputs utilized in the analysis included observable measures such as benchmark yields, benchmark securities, and reference data including public company operating results and market research publications. Other factors considered included the bond's yield, its terms and conditions, or any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news. We reviewed the pricing methodologies for our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments

Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	21.4	29.8	2.7	(11.1)	21.4
Total	$21.4	$29.8	$2.7	$(11.1)	$21.4

	December 31, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	14.8	26.3	0.3	(11.8)	14.8
Equity securities	17.7	17.7	0.3	(0.3)	17.7
Total	$32.5	$44.0	$0.6	$(12.1)	$32.5

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of March 31, 2018 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 were as follows (in millions):

March 31, 2018	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$15.3	$(11.1)
Total temporarily impaired securities	$15.3	$(11.1)

December 31, 2017	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$14.3	$(11.8)
Equity securities available for sale	6.8	(0.3)
Total temporarily impaired securities	$21.1	$(12.1)

The unrealized losses for the corporate debt securities were primarily caused by industry volatility and declines in values of comparable public companies. We consider the unrealized losses related to these securities to be temporary rather than permanent changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at March 31,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

2018. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the three months ended March 31, 2018, we sold equity securities for gross proceeds of $17.7 million, resulting in realized gains of less than $0.1 million. During the three months ended March 31, 2017, we sold equity securities for gross proceeds of $31.6 million, resulting in realized gains of $5.1 million.
During the three months ended March 31, 2018 and 2017, we incurred no other-than-temporary impairment charges relating to securities available for sale.
As of March 31, 2018, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our combined financial statements.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2018 and December 31, 2017 consisted of the following (in millions):

	Ownership at March 31, 2018	March 31, 2018	December 31, 2017
Ceridian	33%	$314.4	$324.9
Ceridian II	32%	60.2	58.4
Total investment in Ceridian		374.6	383.3
Other	various	40.8	41.6
Total		$415.4	$424.9
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
As a result of an internal restructuring occurring upon the closing of the Ceridian IPO, Ceridian and Ceridian II were merged with and into Ceridian HCM and all ownership interests in Ceridian and Ceridian II were exchanged for common stock of Ceridian HCM. Our ownership of Ceridian HCM subsequent to the Ceridian IPO and concurrent private placement investment is 27.2%.
Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated and Combined Balance Sheets and Statements of Operations, respectively, is presented below.

	March 31, 2018	December 31, 2017
	(In millions)
Total current assets before customer funds	$295.4	$323.4
Customer funds	4,293.9	4,099.7
Goodwill and other intangible assets, net	2,282.4	2,299.7
Other assets	109.0	107.8
Total assets	$6,980.7	$6,830.6
Current liabilities before customer obligations	$141.3	$167.0
Customer obligations	4,313.2	4,105.5
Long-term obligations, less current portion	1,120.5	1,119.8
Other long-term liabilities	201.1	208.6
Total liabilities	5,776.1	5,600.9
Equity	1,204.6	1,229.7
Total liabilities and equity	$6,980.7	$6,830.6

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(In millions)
Total revenues	$208.9	$187.0
Earnings (loss) before income taxes	4.5	(9.2)
Net loss	(1.8)	(11.2)

Short-term Investments
Short-term investments consist primarily of commercial paper and short-duration U.S. agency securities which have an original maturity of greater than 90 days but less than one year. Short-term investments are carried at amortized cost, which approximates fair value.

Note E — Inventory
Inventory consists of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Bakery inventory:
Raw materials	$12.4	$9.1
Semi-finished and finished goods	13.7	7.5
Packaging	2.9	2.8
Obsolescence reserve	(0.7)	(0.6)
Total bakery inventory	28.3	18.8
Other restaurant-related inventory	10.1	10.9
Other	0.2	—
Total inventory	$38.6	$29.7

Note F — Notes Payable
Notes payable consists of the following:

	March 31, 2018	December 31, 2017
	(In millions)
ABRH Term Loan, interest payable monthly at LIBOR + 3.0%, due August 2019	$—	$84.2
ABRH Revolving Credit Facility due August 2019 with interest payable monthly or quarterly at various rates	—	38.0
Brasada Cascades Credit Agreement, due January 2026 with interest payable monthly at varying rates	12.0	12.1
Corporate Revolver Note with FNF, Inc., unused portion of $100.0 million at March 31, 2018	—	—
Other	0.5	0.6
Notes payable, total	$12.5	$134.9
Less: Notes payable, current	1.4	122.2
Notes payable, long term	$11.1	$12.7
At March 31, 2018 the carrying value of our outstanding notes payable approximated fair value. The carrying value of the variable rate notes pursuant to the Brasada Cascades Credit Agreement approximate fair value as they are variable rate instruments with short reset periods (either monthly or quarterly) which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate note pursuant to the Cascades Credit Agreement approximates fair value as of March 31, 2018.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Cascades Credit Agreement”) with Bank of the Cascades, an Oregon state-chartered commercial bank (“Bank of the Cascades”), as lender. The material terms of the Cascades Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, the variable rate notes incurred interest at 4.07%, and there is $0.8 million available to be drawn on the Line of Credit Loan.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility was amended on February 24, 2017. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. In March 2018, the ABRH Credit Facility was assigned to Cannae and the outstanding balance was paid off in its entirety. Subsequent to the assignment, Cannae and ABRH entered into an amendment to the Credit Facility to increase the interest rate to 10%, suspend the financial covenants until March 31, 2019 and require ABRH to pay to Cannae an amendment fee equal to 2% of the outstanding loan balance.
On June 30, 2014, FNF issued to FNFV, LLC a revolver note in an aggregate principal amount of up to $100.0 million (the “Revolver Note”), pursuant to FNF's revolving credit facility. On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver") which replaced the Revolver Note. The material terms of the FNF Revolver are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, we have not made any borrowings under the FNF Revolver.

Gross principal maturities of notes payable at March 31, 2018 are as follows (in millions):
2018 (remaining)	$1.1
2019	0.5
2020	0.4
2021	0.4
2022	0.4
Thereafter	9.8
$12.6

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

estimate is recorded. As of March 31, 2018 and December 31, 2017, we had $0.4 million and $0.2 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
Operating Leases
Future minimum operating lease payments as of March 31, 2018 are as follows (in millions):

2018 (remaining)	$46.4
2019	58.2
2020	51.8
2021	44.8
2022	34.0
Thereafter	135.8
Total future minimum operating lease payments	$371.0
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2018 to determine the amount of the obligations.
Purchase obligations as of March 31, 2018 are as follows (in millions):

2018 (remaining)	$167.9
2019	28.7
2020	17.0
2021	4.3
2022	3.3
Thereafter	3.6
Total purchase commitments	$224.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$273.8	$—	$—	$—	$—	$273.8
Other operating revenues	—	16.9	208.9	3.2	(208.9)	20.1
Revenues from external customers	273.8	16.9	208.9	3.2	(208.9)	293.9
Interest and investment income, including realized gains and losses	—	—	—	1.3	—	1.3
Total revenues	273.8	16.9	208.9	4.5	(208.9)	295.2
Depreciation and amortization	10.7	4.2	14.9	—	(14.9)	14.9
Interest expense	(3.7)	—	(21.9)	0.7	21.9	(3.0)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(9.3)	0.1	4.5	0.4	(4.5)	(8.8)
Income tax (benefit) expense	—	(0.3)	6.8	(3.7)	(6.8)	(4.0)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(9.3)	0.4	(2.3)	4.1	2.3	(4.8)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	—	0.7	(1.9)	(1.1)
(Loss) earnings from continuing operations	$(9.2)	$0.4	$(2.3)	$4.8	$0.4	$(5.9)
Assets	$480.2	$220.7	$6,980.7	$639.7	$(6,980.7)	$1,340.6
Goodwill	103.1	98.9	2,075.8	—	(2,075.8)	202.0
As of and for the three months ended March 31, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$272.7	$—	$—	$—	$272.7
Other operating revenues	—	187.0	2.6	(187.0)	2.6
Revenues from external customers	272.7	187.0	2.6	(187.0)	275.3
Interest and investment income, including realized gains and losses	—	—	6.1	—	6.1
Total revenues	272.7	187.0	8.7	(187.0)	281.4
Depreciation and amortization	10.8	14.1	0.6	(14.1)	11.4
Interest expense	(1.9)	(21.4)	(0.2)	21.4	(2.1)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(4.5)	(9.2)	2.3	9.2	(2.2)
Income tax expense (benefit)	—	2.5	(1.8)	(2.5)	(1.8)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(4.5)	(11.7)	4.1	11.7	(0.4)
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.1	(3.5)	(3.4)
(Loss) earnings from continuing operations	$(4.5)	$(11.7)	$4.2	$8.2	$(3.8)
Assets	$500.4	$7,297.4	$999.4	$(7,297.4)	$1,499.8
Goodwill	103.1	2,061.9	—	(2,061.9)	103.1

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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

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

•
T-System. This segment consists of the operations of our wholly-owned subsidiary, T-System, acquired on October 16, 2017. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System organizes itself into two businesses. The Clinical Documentation business offers software solutions providing clinical staff with full workflow operations that drive documentation completeness and revenue optimization to more than 435 customers. Additionally, the patented T-Sheet is the industry standard for emergency department documentation, with more than 800 customers. The Coding Software & Outsourced Solutions business provides a full-service outsourced coding solution as well as a cloud-based software-as-a-service solution for self-service coding. These offerings help more than 75customers at over 300 sites optimize their revenue cycle workflow and customer revenue reimbursement through improved coding accuracy and compliance and coder productivity compared to in-house coding.

•
Corporate and Other. This segment consists of our share in the operations of certain controlled portfolio companies and other equity investments as well as certain intercompany eliminations and taxes. Total assets for this segment as of March 31, 2017 also include the assets of One Digital. See Note J. Discontinued Operations for further details.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2018	2017
	(In millions)
Cash paid during the period:
Interest	$1.3	$2.6
Income taxes	—	—
Non-cash investing activities:
Unsettled purchases of investment securities accrued at period end	$3.5	$—
Non-cash financing activities:
Liabilities and noncontrolling interests assumed in connection with acquisitions:
Fair value of net assets acquired	$—	$25.9
Less: Total cash purchase price	—	21.0
Liabilities and noncontrolling interests assumed	$—	$4.9

Note J — Discontinued Operations
OneDigital
On June 6, 2017, we completed the sale of OneDigital. As a result of the sale of OneDigital we have reclassified the financial results of OneDigital to discontinued operations for the three months ended March 31, 2017 in our Condensed Consolidated and Combined Statement of Operations. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of OneDigital to the Condensed Consolidated and Combined Statement of Operations is shown below:

Three months ended March 31,

2017
(Unaudited)
Revenues:
Other operating revenue	$46.7
Total operating revenues	46.7
Operating expenses:
Personnel costs	28.7
Depreciation and amortization	5.1
Other operating expenses	6.5
Total operating expenses	40.3
Operating income	6.4
Other income (expense):
Interest expense	(1.6)
Total other income (expense)	(1.6)
Earnings from discontinued operations before income taxes	4.8
Income tax expense	2.5
Earnings from discontinued operations	2.3

Cash flow from discontinued operations data:
Net cash provided by operations	$8.1
Net cash used in investing activities	(26.4)
Other acquisitions/disposals of businesses, net of cash acquired, on the Condensed Consolidated and Combined Statement of Cash Flows for the three months ended March 31, 2017 includes $21.0 million related to acquisitions made by OneDigital. Borrowings on the Condensed Consolidated and Combined Statement of Cash Flows for the three months ended March 31, 2017 include $23.0 million related to borrowings by OneDigital. Debt service payments on the Condensed Consolidated and Combined Statement of Cash Flows for the three months ended March 31, 2017 include $3.0 million related to principal repayments by OneDigital.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note K — Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. We recorded a cumulative effect adjustment to opening equity as of January 1, 2018 of $4.3 million as a result of the adoption of ASC Topic 606.
Disaggregation of Revenue
Our revenue consists of:

		Three months ended March 31,
		2018	2017
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$259.2	$259.4
Bakery sales	Restaurant Group	13.2	11.9
Franchise and other	Restaurant Group	1.4	1.4
Total restaurant revenue		273.8	272.7
Other operating revenue:
T-System, point-in-time	T-System	8.2	—
T-System, over time	T-System	8.7	—
Real estate and resort	Corporate and other	2.9	2.3
Other	Corporate and other	0.3	0.3
Total other operating revenue		20.1	2.6
Total revenues		293.9	275.3
Restaurant revenue consists of restaurant sales, bakery operations, and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, and are net of applicable state and local sales taxes and discounts and are recognized at a point in time as services are performed and goods are provided. Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped to the customer. Franchise revenue and other revenue consist of development fees and royalties on sales by franchised units. Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Royalties are calculated as a percentage of the franchisee sales and recognized in the period in which the sales are generated. Revenue resulting from the sale of gift cards is recognized in the period in which the gift card is redeemed and is recorded as deferred revenue until recognized.
T-System recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue recognized is determined by the consideration that T-System expects to be entitled to in exchange for the goods and services.
T-System offers a software as a service solution with full-service coding ("RevCycle+") available, through contracts with customers to either provide access to its proprietary coding software platform or provide medical chart coding services. Billing for both services occurs monthly as services are provided. Billing for medical chart coding services is based on a fixed monthly fee. Revenue for RevCycle+ is recognized ratably over the term of the contract as services are consumed by the customer. Revenue for implementation and upfront training services provided to the customer, if any, are billed separately and recognized at a point in time upon completion of such services as T-System's performance obligation is considered complete.
T-System sells an electronic version of the medical documentation system (“EV”), provided in the form of a non-exclusive license to use the software at the sites under the agreement. The Company sells software licenses through recurring fixed-term or subscription fee arrangements and one-time perpetual license arrangements. Software contracts include performance obligations that are both satisfied at a point in time and over a period of time as goods and services are transferred. T-System also sells legacy medical documentation templates ("T-Sheets") to emergency care providers to be used for documentation of patient care. T-Sheets includes various optional recurring fixed-term or subscription licenses which are recognized over a period of time after access to the template has been delivered to the customer.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Other operating revenue consists of income generated by our resort operations which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
Contract Balances
The following table provides information about receivables and deferred revenue:

	March 31,	December 31,
	2018	2017
	(In millions)
Trade receivables	$30.2	$35.8
Deferred revenue (contract liabilities)	25.3	35.2
Deferred revenue is recorded primarily for our T-System revenue and restaurant gift card sales. The unrecognized portion of such revenue is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated and Combined Balance Sheets. Revenue of $16.2 million was recognized in the three months ended March 31, 2018 that was included in Deferred revenue at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2018, approximately $34.5 million of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring, long-term contracts of 1-5 years associated with T-System's RevCycle+ and EV contracts. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 51% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; our ability to complete the reorganization of our and Newport Holdings respective interests in American Blue Ribbon Holdings in the expected manner and timeframe; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Registration Statement and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
For a description of our business, including descriptions of segments and recent business developments, see the discussion under Basis of Financial Statements in Note A to the Condensed Consolidated and Combined Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.

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
T-System
The healthcare industry is impacted by several factors that can impact the business landscape in which T-System operates. In the past several years, health care providers have shown a preference for single IT platforms across all venues. During this same time, there has been a push for interoperability across different healthcare IT systems due to the likelihood that a single patient will have medical information from multiple health care facilities or providers. Healthcare IT systems continue to face rising costs from factors such as legislative and regulatory reform, complex reimbursement models, and difficulties in electronic data exchange. These factors may continue to impact the results of T-System’s operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2018	2017
	(Dollars in millions)
Revenues:
Restaurant revenue	$273.8	$272.7
Other operating revenue	20.1	2.6
Total operating revenues	293.9	275.3
Operating expenses:
Cost of restaurant revenue	240.8	236.1
Personnel costs	24.1	16.5
Depreciation and amortization	14.9	11.4
Other operating expenses	21.2	17.5
Total operating expenses	301.0	281.5
Operating loss	(7.1)	(6.2)
Other income (expense):
Interest and investment income	1.3	1.0
Interest expense	(3.0)	(2.1)
Realized gains, net	—	5.1
Total other (expense) income	(1.7)	4.0
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(8.8)	(2.2)
Income tax benefit	(4.0)	(1.8)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(4.8)	(0.4)
Equity in losses of unconsolidated affiliates	(1.1)	(3.4)
Loss from continuing operations	(5.9)	(3.8)
Net earnings from discontinued operations, net of tax	—	2.3
Net loss	(5.9)	(1.5)
Less: Net loss attributable to non-controlling interests	(4.2)	(2.0)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(1.7)	$0.5
 Revenues.
Total revenues increased by $18.6 million in the three months ended March 31, 2018, compared to the corresponding period in 2017.
Net (loss) earnings attributable to Cannae Holdings, Inc. decreased (increased loss) by $2.2 million in the three months ended March 31, 2018, compared to the corresponding period in 2017.
The change in revenue and net (loss) earnings is discussed in further detail at the segment level below.
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
Income tax benefit was $4.0 million and $1.8 million in the three-month periods ended March 31, 2018 and 2017, respectively. Income tax benefit as a percentage of loss from continuing operations before income taxes and equity in unconsolidated affiliates was 45.5% and 81.8% for the three-month periods ended March 31, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in income tax benefit as a percentage of loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates from the three-month period ended March 31, 2017 to the comparable 2018 period was driven by the passage of the Tax Reform Act and the impact of permanent tax differences primarily related to wage and tip credits at the Restaurant Group and losses of unconsolidated affiliates.
Equity in losses of unconsolidated affiliates was $1.1 million and $3.4 million for the three-month periods ended March 31, 2018 and 2017, respectively. The equity in losses in 2018 and 2017 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2018	2017
	(In millions)
Revenues:
Restaurant revenue	$273.8	$272.7
Total operating revenues	273.8	272.7
Operating expenses:
Cost of restaurant revenue	240.8	236.1
Personnel costs	12.0	12.9
Depreciation and amortization	10.7	10.8
Other operating expenses	15.9	15.5
Total operating expenses	279.4	275.3
Operating loss	(5.6)	(2.6)
Other expense:
Interest expense	(3.7)	(1.9)
Total other expense	(3.7)	(1.9)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(9.3)	(4.5)
Total revenues for the Restaurant group segment increased $1.1 million, or 0.4%, in the three months ended March 31, 2018 from the corresponding period in 2017. The increase was primarily driven by an increase in bakery sales.
Cost of restaurant revenue increased by $4.7 million, or 2%, in the three months ended March 31, 2018 from the corresponding period in 2017. Cost of restaurant revenue as a percentage of restaurant revenue were approximately 87.9% and 86.6% in the three months ended March 31, 2018 and 2017, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue was primarily driven by higher bakery costs including increased costs associated with an additional production facility, higher wage rates, higher restaurant operating costs primarily resulting from an increase in utility and maintenance costs attributable to severe winter weather, and the inclusion of the revenue impact of gift card breakage in restaurant revenues rather than cost of restaurant revenues in the 2018 period resulting from the prospective adoption of a new accounting standard.
Interest expense increased $1.8 million, or 94.7%, in the three months ended March 31, 2018 from the corresponding period in 2017. The increase is attributable to a $1.2 million write-off of deferred financing costs and the replacement of ABRH's external debt with an intercompany note with us in the 2018 period.
Loss from continuing operations before income taxes increased by $4.8 million, or 106.7%, in the three months ended March 31, 2018 from the corresponding period in 2017. The increase in loss was primarily attributable to the factors discussed above.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our Restaurant Group increased 0.1% in the three months ended March 31, 2018 compared to the comparable period in 2017. The increase is primarily attributable to increased comparable store sales at ABRH's 99 Restaurants, Village Inn, and Baker's Square brands, partially offset by a decrease in comparable store sales at O'Charley's.
Ceridian
As of March 31, 2018, we own a 33% economic interest in Ceridian, which operates through its subsidiary, Ceridian HCM. Ceridian HCM is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Its technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. Its operations are primarily located in the U.S. and Canada. Ceridian HCM's business has transformed from a legacy service-bureau model into a cloud-based provider model, and in the second half of 2016, Cloud revenue surpassed bureau revenue for the first time. Ceridian HCM's flagship cloud platform, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Built on a single database, Dayforce enables organizations to process payroll, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire the right people, while monitoring compliance throughout the employee life cycle. We account for our investment in Ceridian under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
T-System
We acquired T-System on October 16, 2017. The following table presents the results from operations of our T-System segment:

Three months ended March 31,
2018
(In millions)
Revenues:
Other operating revenue	$16.9
Total operating revenues	16.9
Operating expenses:
Personnel costs	8.9
Depreciation and amortization	4.2
Other operating expenses	3.7
Total operating expenses	16.8
Operating income	0.1
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	$0.1
Corporate and Other
The Corporate and Other segment consists of certain other unallocated corporate overhead expenses, and other smaller investments.
The Corporate and Other segment generated revenues of $3.2 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily driven by an increase in resort rental income.
Other operating expenses were $1.6 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to lower corporate overhead costs.
Personnel costs were $3.2 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to lower personnel costs at our corporate offices.
Interest income (expense) was $0.7 million and $(0.2) million for the three months ended March 31, 2018 and 2017, respectively. The decrease in expense (increase in income) is attributable to intercompany eliminations associated with the replacement of ABRH's external debt with an intercompany note with us.
This segment generated pretax earnings of $0.4 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in earnings is attributable to the aforementioned changes in revenues and expenses as well as $5.1 million of realized gains associated with sales of equity investment securities in the 2017 period.
Discontinued Operations
As a result of the sale of OneDigital, the financial results of OneDigital have been reclassified to discontinued operations for the three months ended March 31, 2017. Earnings from discontinued operations were $2.3 million for the three months ended March 31, 2017. Refer to Note J. Discontinued Operations to our Condensed Consolidated and Combined Financial Statements in Item 1 of Part I of this Quarterly Report for further information.
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
On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus will be payable to certain members of the Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian and is expected to be paid in a combination of cash and stock.
Operating Cash Flow. Our cash flows (used in) provided by operations for the three months ended March 31, 2018 and 2017 totaled $(11.3) million and $13.4 million, respectively. The decrease in cash provided by (increase in cash used in) operations of $24.7 million is primarily attributable to $8.1 million of operating cash flows from discontinued operations in the 2017 period and the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash (used in) provided by investing activities for the three months ended March 31, 2018 and 2017 were $(6.4) million and $3.6 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $10.0 million from the 2018 period to the 2017 period is primarily attributable to lower sales of available for sale securities of $13.9 million, offset by lower capital expenditures of $3.4 million.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $3.1 million and $6.5 million for the three-month periods ended March 31, 2018 and 2017, respectively. Capital expenditures in the 2018 period primarily consist of purchases of property, equipment and software in our Restaurant Group segment. The decrease in expenditures in the 2018 period from the 2017 period is reflective of a decrease in spending in our Restaurant Group segment and decreased spending at OneDigital due to its sale in the middle of the 2017 period.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the three months ended March 31, 2018 and 2017 were $(123.7) million and $22.7 million, respectively. The increase in cash used in (decrease in cash provided by) financing activities of $146.4 million from the 2018 period to the 2017 period is primarily attributable to the payoff of ABRH's external debt and decreased borrowings in the 2018 period.
Financing Arrangements. For a description of our financing arrangements see Note F. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, operating lease payments on certain of our premises and equipment and purchase obligations of the Restaurant Group.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2018 to determine the amount of the obligations.

As of March 31, 2018, our required annual payments relating to these contractual obligations were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Notes payable	$1.1	$0.5	$0.4	$0.4	$0.4	$9.8	$12.6
Operating lease payments	46.4	58.2	51.8	44.8	34.0	135.8	371.0
Unconditional purchase obligations	167.9	28.7	17.0	4.3	3.3	3.6	224.8
Total	$215.4	$87.4	$69.2	$49.5	$37.7	$149.2	$608.4
Capital Stock Transactions. None.
Equity Security Investments. During the three months ended March 31, 2018, we sold the remainder of our equity securities holdings for gross proceeds of $17.7 million, resulting in net realized gains of less than $0.1 million.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment operating leasing arrangements.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President (Principal Executive Officer) and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b.Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A.      Risk Factors
There has been no material change in our risk factors since December 31, 2017. Refer to our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Master Assignment and Assumption, dated as of March 13, 2018, by and between Cannae Holdings, LLC as the assignee, Wells Fargo Bank, N.A. as assignor, and other assignors party thereto (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018)

10.2
Agency Succession Agreement, dated as of March 13, 2018, by and between Cannae Holdings, LLC and Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018)

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

101
The following materials from Cannae Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2018	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)