Form 10-Q
period 2018-06-30
Cannae Holdings, Inc.
filed 2018-08-13
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2018 there were 71,857,589 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$77.7	$245.6
Short-term investments	17.3	—
Trade receivables	36.8	35.8
Inventory	41.4	29.7
Equity securities, at fair value	—	17.7
Income taxes receivable	0.2	—
Prepaid expenses and other current assets	22.0	21.4
Total current assets	195.4	350.2
Investments in unconsolidated affiliates	479.6	424.9
Property and equipment, net	201.9	218.8
Other intangible assets, net	201.4	214.5
Goodwill	202.0	202.7
Fixed maturity securities available for sale, at fair value	21.6	14.8
Deferred tax asset	7.3	10.6
Other long term investments and non-current assets	50.7	50.7
Total assets	$1,359.9	$1,487.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$90.5	$100.7
Income taxes payable	—	0.8
Deferred revenue	23.8	26.1
Notes payable, current	1.4	122.2
Total current liabilities	115.7	249.8
Deferred revenue, long term	1.9	9.1
Notes payable, long term	11.0	12.7
Accounts payable and other accrued liabilities, long term	60.3	62.5
Total liabilities	188.9	334.1
Commitments and contingencies - see Note G
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding of 71,857,589 and 70,858,143 as of June 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2018 and December 31, 2017	—	—
Retained earnings	0.1	0.2
Additional paid-in capital	1,155.4	1,130.2
Accumulated other comprehensive loss	(75.5)	(71.0)
Total Cannae shareholders' equity	1,080.0	1,059.4
Noncontrolling interests	91.0	93.7
Total equity	1,171.0	1,153.1
Total liabilities and equity	$1,359.9	$1,487.2
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues:
Restaurant revenue	$276.2	$287.6	$550.0	$560.4
Other operating revenue	27.7	7.9	47.8	10.4
Total operating revenues	303.9	295.5	597.8	570.8
Operating expenses:
Cost of restaurant revenue	240.1	248.6	480.9	484.8
Personnel costs	90.3	44.1	114.4	60.5
Depreciation and amortization	15.3	11.6	30.2	23.0
Other operating expenses	25.1	26.5	46.3	44.2
Total operating expenses	370.8	330.8	671.8	612.5
Operating loss	(66.9)	(35.3)	(74.0)	(41.7)
Other income (expense):
Interest and investment income	1.6	1.3	2.9	2.3
Interest expense	(0.2)	(1.4)	(3.2)	(3.4)
Realized gains, net	66.5	—	66.5	5.1
Total other income	67.9	(0.1)	66.2	4.0
Earnings (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	1.0	(35.4)	(7.8)	(37.7)
Income tax expense (benefit)	2.8	(22.6)	(1.2)	(24.4)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(1.8)	(12.8)	(6.6)	(13.3)
Equity in losses of unconsolidated affiliates	(19.6)	(6.8)	(20.7)	(10.2)
Loss from continuing operations	(21.4)	(19.6)	(27.3)	(23.5)
Net earnings from discontinued operations, net of tax - see Note J	—	145.3	—	147.7
Net (loss) earnings	(21.4)	125.7	(27.3)	124.2
Less: Net loss attributable to non-controlling interests	(2.6)	(0.7)	(6.8)	(2.7)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(18.8)	$126.4	$(20.5)	$126.9

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(18.8)	$(18.9)	$(20.5)	$(20.8)
Net earnings from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	145.3	—	147.7
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(18.8)	$126.4	$(20.5)	$126.9
Earnings per share
Basic
Net loss per share from continuing operations	$(0.26)	$(0.27)	$(0.29)	$(0.29)
Net earnings per share from discontinued operations	—	2.06	—	2.09
Net (loss) earnings per share	$(0.26)	$1.79	$(0.29)	$1.80
Diluted
Net loss per share from continuing operations	$(0.26)	$(0.27)	$(0.29)	$(0.29)
Net earnings per share from discontinued operations	—	2.06	—	2.09
Net (loss) earnings per share	$(0.26)	$1.79	$(0.29)	$1.80

Weighted average shares outstanding Cannae Holdings common stock, basic basis	71.1	70.6	70.8	70.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	71.1	70.6	70.9	70.6
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net (loss) earnings	$(21.4)	$125.7	$(27.3)	$124.2
Other comprehensive earnings, net of tax:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(0.4)	(1.4)	1.8	(0.9)
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(0.1)	3.7	(6.9)	5.3
Reclassification adjustments for change in unrealized gains and losses included in net earnings (3)	—	—	—	(3.1)
Other comprehensive earnings	(0.5)	2.3	(5.1)	1.3
Comprehensive (loss) earnings	(21.9)	128.0	(32.4)	125.5
Less: Comprehensive loss attributable to noncontrolling interests	(2.6)	(0.7)	(6.8)	(2.7)
Comprehensive (loss) earnings attributable to Cannae Holdings, Inc.	$(19.3)	$128.7	$(25.6)	$128.2
_________________________________

(1)
Net of income tax benefit of $0.1 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and net of income tax expense (benefit) of $0.6 million and $(0.6) million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Net of income tax (benefit) expense of less than $(0.1) million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and net of income tax (benefit) expense of $(1.8) million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Net of income tax expense of $1.9 million for the six months ended June 30, 2017.
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Parent Investment in FNFV	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity

Balance, December 31, 2016	$961.6	$(68.1)	$116.3	$1,009.8
Other comprehensive earnings—unrealized loss on investments and other financial instruments, net of tax	—	(0.9)	—	(0.9)
Other comprehensive earnings—unrealized gain on investments in unconsolidated affiliates, net of tax	—	5.3	—	5.3
Reclassification adjustments for change in unrealized gains and losses included in net earnings, net of tax	—	(3.1)	—	(3.1)
Subsidiary stock-based compensation	—	—	0.3	0.3
Sale of OneDigital	—	—	(6.2)	(6.2)
Net change in Parent investment in FNFV	(30.0)	—	—	(30.0)
Subsidiary dividends paid to noncontrolling interests	—	—	(0.1)	(0.1)
Ceridian stock-based compensation	3.0	—	—	3.0
Net earnings (loss)	126.9	—	(2.7)	124.2
Balance, June 30, 2017	$1,061.5	$(66.8)	$107.6	$1,102.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity
	Shares	$

Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	4.3	—	—	4.3
Adjustment for adoption of ASU 2018-02	—	—	—	16.1	(16.1)	—	—
Reclassification of unrealized losses on investments in unconsolidated affiliates included in net earnings	—	—	—	—	16.7	—	16.7
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	1.8	—	1.8
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.9)	—	(6.9)
Stock-based compensation	—	—	0.9	—	—	—	0.9
Shares issued for investment success bonuses, net of issuance costs	1.0	—	19.8	—	—	—	19.8
Contribution of CSA services from FNF	—	—	0.6	—	—	—	0.6
Ceridian stock-based compensation	—	—	3.9	—	—	—	3.9
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	4.1	4.1
Net loss	—	—	—	(20.5)	—	(6.8)	(27.3)
Balance, June 30, 2018	71.9	$—	$1,155.4	$0.1	$(75.5)	$91.0	$1,171.0

See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,

	2018	2017

Cash flows from operating activities:
Net (loss) earnings	$(27.3)	$124.2
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	30.2	31.8
Equity in losses of unconsolidated affiliates	20.7	10.2
Distributions from investments in unconsolidated affiliates	0.9	—
Realized (gain) loss and asset impairments, net	(61.4)	(4.1)
Gain on sale of OneDigital	—	(276.0)
Stock-based compensation cost	20.6	0.3
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(1.0)	0.8
Net increase in inventory, prepaid expenses and other assets	(8.4)	(11.2)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(19.0)	27.1
Net change in income taxes	(2.8)	7.6
Net cash used in operating activities	(47.5)	(89.3)
Cash flows from investing activities:
Proceeds from sale of investment securities	17.7	31.6
Additions to property and equipment	(6.2)	(15.2)
Additions to other intangible assets	—	(0.7)
Proceeds from sales of property and equipment	3.2	—
Purchases of investment securities available for sale	—	(1.3)
Additional investments in unconsolidated affiliates	—	(1.4)
Proceeds from the sale of investments in unconsolidated affiliates	4.6	—
Purchases of other long-term investments	(3.6)	(1.8)
Distributions from investments in unconsolidated affiliates	0.3	0.6
Net purchases of short-term investment securities	(17.3)	—
Net other investing activities	0.6	(0.1)
Proceeds from sale of OneDigital	—	326.0
Other acquisitions of businesses, net of cash acquired	—	(21.1)
Net cash (used in) provided by investing activities	(0.7)	316.6
Cash flows from financing activities:
Borrowings	0.1	57.2
Debt service payments	(123.9)	(24.8)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.1)
Sale of noncontrolling interest in consolidated subsidiary	4.1	—
Payment of contingent consideration for prior period acquisitions	—	(4.0)
Equity transactions with Parent, net	—	(26.3)
Net cash (used in) provided by financing activities	(119.7)	2.0
Net (decrease) increase in cash and cash equivalents	(167.9)	229.3
Cash and cash equivalents at beginning of period	245.6	146.4
Cash and cash equivalents at end of period	$77.7	$375.7

See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.2 billion as of June 30, 2018. Our business consists of managing and operating certain majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. As of June 30, 2018, our primary majority and minority-owned subsidiaries include American Blue Ribbon Holdings, LLC and its affiliates ("ABRH"), T-System Holdings, LLC ("T-System"), Ceridian HCM Holding, Inc. ("Ceridian HCM"), and various other controlled portfolio companies and minority equity investments.

See Note H for further discussion of the businesses comprising our reportable segments.

Split-off of Cannae from FNF
During December 2016, the board of directors of Fidelity National Financial, Inc. (“FNF” or “Parent”) authorized its management to pursue a plan to redeem each outstanding share of its Fidelity National Financial Ventures Group ("FNFV Group") common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae Holdings, Inc. (“Cannae” or the "Company"), with cash in lieu of fractional shares (the "Split-Off"). On November 17, 2017, FNF contributed to Cannae its majority and minority equity investment stakes in a number of entities, including ABRH, T-System, Ceridian Holding LLC ("Ceridian"), the former corporate parent of Ceridian HCM, and various other controlled portfolio companies and minority equity investments. The Split-Off was tax-free to stockholders of FNFV Group common stock.

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

Principles of Consolidation and Combination and Basis of Presentation
The accompanying Condensed Consolidated and Combined Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2017.
Prior to the Split-Off, these financial statements represent a combination of the historical financial information of the operations attributed to FNFV Group, of which Cannae is comprised. The Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the CSA and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Both FNF and Cannae believe such allocations are reasonable; however, they may not be indicative of the actual results of operations or cash flows of the Company had the Company been operating as an independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they may become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Condensed Consolidated and Combined Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Condensed Consolidated and Combined Balance Sheets in each period.
Management Estimates
The preparation of these Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the valuation of goodwill and acquired intangible assets (Note B) and fair value measurements (Note C). Actual results may differ from estimates.
Recent Developments
Dun & Bradstreet
On August 8, 2018, we entered into an agreement to partner with an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors to acquire The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet", NYSE:DNB) (the "DNB Acquisition"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between Dun & Bradstreet, Star Parent, L.P., a Delaware limited partnership ("Parent"), and Star Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet surviving the Merger as a wholly owned subsidiary of Parent.
Under the terms of the Merger, which has been unanimously approved by Dun & Bradstreet’s Board of Directors, Dun & Bradstreet shareholders will receive $145.00 in cash for each share of common stock they own, in a transaction valued at $6.9 billion including the assumption of $1.5 billion of Dun & Bradstreet’s net debt.
The DNB Acquisition will be financed through a combination of committed equity financing provided by the Consortium, committed preferred equity from preferred equity sources and debt financing that has been committed to by Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Royal Bank of Canada.
The DNB Acquisition is expected to close within six months, subject to Dun & Bradstreet shareholder approval, regulatory clearances and other customary closing conditions. The Dun & Bradstreet board is unanimously recommending that stockholders vote to adopt the merger agreement at a to be determined special meeting of the stockholders.
See Note G for further discussion of our obligations under the DNB Acquisition, Merger Agreement and other related agreements.
Ceridian IPO
On April 26, 2018, Ceridian HCM's previously announced registration statement on Form S-1 was declared effective by the United States Securities and Exchange Commission ("SEC") and Ceridian HCM priced its initial public offering of 21,000,000 shares of common stock at a price of $22.00 per share (the "Ceridian IPO"). In addition, the underwriters of the Ceridian IPO were granted and exercised a 30-day option to purchase up to an additional 3,150,000 shares at the initial public offering price, less underwriting discounts and commissions. The New York Stock Exchange ("NYSE") and the Toronto Stock Exchange ("TSX") have approved the listing of Ceridian HCM's shares. Ceridian HCM’s shares began trading on the NYSE, and on an “if, as and when issued” basis on the TSX, on April 26, 2018 under the ticker symbol “CDAY.” In accordance with the terms of our management agreement with Ceridian, the agreement was terminated upon closing of the Ceridian IPO. The termination resulted in a termination fee of $5.6 million which was paid to us on May 1, 2018 and is included in Other operating revenue on the Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2018.
As a result of the Ceridian IPO, and participation in a concurrent private placement investment in which we acquired 1,521,030 shares of CDAY representing an investment of $33.4 million from funds previously invested by us and held at Ceridian, we own a total of 37,135,921 shares of CDAY. We recorded a gain of $63.2 million related to our change in ownership of Ceridian which is included in Realized gains, net on the Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2018. The recorded gain is net of $21.1 million of losses (exclusive of $4.4 million of income tax benefit) related to reclassification adjustments from Other comprehensive income.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus was calculated based on 10% of the value of our investment in Ceridian HCM in excess of our basis in Ceridian prior to the Ceridian IPO. The success bonus was paid to certain members of the Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian and was paid in a combination of cash and stock. On May 16, 2018, we issued 991,906 shares of our common stock for the stock portion of the bonuses. The remaining $46.9 million was paid in cash during the three months ended June 30, 2018. The expense resulting from the success bonus is included in Personnel expense on the Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2018.
LifeWorks Corporation Ltd. ("LifeWorks"), a former minority-owned subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with the Ceridian IPO. On July 27, 2018, LifeWorks was sold to Morneau Shepell, Inc. for $325.0 million. Cannae expects to receive $56.2 million for its equity interest in LifeWorks and we expect to receive cash proceeds from the sale in August 2018.
Other Developments
On August 10, 2018, our Board of Directors adopted a resolution increasing the size of the Company’s Board of Directors to eight, and elected Erika Meinhardt to serve on our Board of Directors. Ms. Meinhardt will serve in Class II of our Board of Directors, and her term will expire at the annual meeting of our shareholders to be held in 2019. Ms. Meinhardt has not been appointed to any committee of our Board.
On March 12, 2018, Cannae and Newport Global Opportunities Fund I-A AIV (ABRH) LP ("Newport Global") signed a non-binding letter of intent pursuant to which ABRH intends to distribute 95% of its family dining group, which consists primarily of its Village Inn and Baker's Square concepts, and its Legendary Baking concept to Newport Global in 100% redemption of Newport Global’s interest in Fidelity Newport Holdings, LLC ("FNH"), the parent of ABRH.  This proposed transaction would leave Cannae with approximately 94% of the interest in FNH which will retain the O’Charley’s and 99 Restaurants brands, along with an approximately 5% interest in the family dining group and Legendary Baking. As of the date of this Quarterly Report, discussions between the parties have been discontinued and are on hold until further notice.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated and Combined Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million common shares of Cannae were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the three and six months ended June 30, 2017 were calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2017.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2018, there were less than 0.1 million and 0.1 million antidilutive shares of restricted stock outstanding, respectively, which were excluded from the calculation of diluted earnings per share.
Income Tax
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. Our effective tax rate was 280.0% and 63.8% in the three months ended June 30, 2018 and 2017, respectively, and 15.4% and 64.7% in the six months ended June 30, 2018 and 2017, respectively. The increase in the effective tax rate in the three-month period was attributable to the impact of discrete tax expense related to the Ceridian IPO and LifeWorks distribution, partially offset by the decrease in the statutory rate associated with the Tax Reform Act. The decrease in the effective tax rate in the six-month period was attributable to the decrease in federal tax rate

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

associated with the Tax Reform Act and the impact of permanent differences primarily related to the wage and tip credits and losses at the Restaurant Group.
The Tax Reform Act significantly changes how the United States taxes corporations. The Company has analyzed and interpreted the current and future impacts of the Tax Reform Act and recorded the provisional effects in its financial statements as of June 30, 2018. However, the legislation remains subject to potential amendments, technical corrections and further guidance. Further, in connection with the filing of its tax return, the Company has the ability to change certain elections it has applied to the calculation of the year-end deferred tax assets and liabilities or amounts related to investments in subsidiaries.  When the impact of the Tax Reform Act is finalized, the Company will record any necessary adjustments in the period in which the change occurs. No adjustments related to the Tax Reform Act were recorded in the three and six months ended June 30, 2018. Areas of continued analysis with respect to the Tax Reform Act include the final tax return to provision adjustments.
Discontinued Operations
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital"). We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale. As a result of the sale of OneDigital we have reclassified the financial results of OneDigital to discontinued operations for the three and six months ended June 30, 2017 in our Condensed Consolidated and Combined Statement of Operations. See Note J for further details of the results of OneDigital.
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
We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018 using a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. As a result of the adoption of ASC Topic 606, we recorded a cumulative-effect adjustment of $4.3 million to increase Retained earnings and decrease Deferred revenue as of January 1, 2018. See Note K for further discussion of our revenue.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees were required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior periods. We are still evaluating the totality of the effects this new guidance will have on our business process and systems, financial statements and related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard. We plan to adopt this standard on January 1, 2019.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of debt securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures and have not yet concluded on its effects. We do not expect to early adopt the standard.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods in those fiscal years with early adoption permitted. We adopted this standard on April 1, 2018 resulting in a reclassification of $16.1 million of deferred taxes from Accumulated other comprehensive loss to Retained earnings. Other than the one-time reclassification resulting from the adoption of this standard, our policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment security).
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
These corrections resulted in the following changes:
i.an increase in Equity in losses of unconsolidated affiliates of $1.5 million and $0.9 million for the three and six months ended June 30, 2017 respectively; and
ii.a decrease in Income tax benefit of $0.8 million for the six months ended June 30, 2017.
The effect of all prior period corrections, as disclosed in our Annual Report, decreased Parent investment in FNFV by $3.9 million as of December 31, 2016. The aggregate of these corrections and the corrections impacting the six months ended June 30, 2017, as described above, decreased Parent investment in FNFV by $2.6 million at June 30, 2017.
No earnings per share data was affected as our shares began trading on November 20, 2017 and therefore was not previously presented.
In accordance with accounting guidance found in ASC Topic 250-10 Accounting Changes and Error Corrections (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material, individually or in the aggregate, to any of our previously issued financial statements. Since the revision was not material to any prior period, no amendments to previously issued financial statements are required. Consequently, we have adjusted for these errors by revising the financial statement line items discussed above, including the related impacts to the statements of comprehensive loss, equity and cash flows and disclosures in our historical financial statements presented herein.

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
For comparative purposes, selected unaudited pro-forma combined results of operations of Cannae for the three and six months ended June 30, 2017 are presented below (in millions). Pro-forma results presented assume the consolidation of T-System occurred as of the beginning of the 2017 period. Amounts are adjusted to exclude transaction costs directly attributable to the acquisition of T-System.

	Three months ended June 30, 2017	Six months ended June 30, 2017
	(Unaudited)
Total revenues	$309.6	$599.9
Net earnings attributable to Cannae Holdings	126.4	127.3

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
Note C — Fair Value Measurements

The fair value hierarchy established by the accounting standards on fair value measurements includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Condensed Consolidated and Combined Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$21.6	$21.6
Deferred compensation	4.2	—	—	4.2
Total assets	$4.2	$—	$21.6	$25.8
Liabilities:
Deferred compensation	$4.2	$—	$—	$4.2
Total liabilities	$4.2	$—	$—	$4.2

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$14.8	$—	$14.8
Equity securities	17.7	—	—	17.7
Deferred compensation	4.4	—	—	4.4
Total assets	$22.1	$14.8	$—	$36.9
Liabilities:
Deferred compensation	$4.4	$—	$—	$4.4
Total liabilities	$4.4	$—	$—	$4.4

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. We utilize one firm to value our Level 3 fixed-maturity securities available for sale. We utilize both an income approach and a contingent claims analysis in determining the fair value of our Level 3 fixed-maturity securities available for sale. The primary unobservable inputs utilized in this pricing methodology are the discount rate used. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rate used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and was 11.5% to 17.5% as of June 30, 2018. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of June 30, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and six months ended June 30, 2018.

	Three months ended June 30, 2018	Six months ended June 30, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$21.4	$—
Transfers from Level 2	—	21.4
Paid-in-kind dividends (1)	0.1	0.1
Accretion of original purchase discount (1)	0.2	0.2
Net valuation loss included in other comprehensive earnings	(0.1)	(0.1)
Fair value, end of period	$21.6	$21.6
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated and Combined Statements of Operations

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. For the six months ended June 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period which they occur.
We recorded no realized gains or losses in net earnings related to the change in fair value or sales of assets measured using Level 3 inputs in the three or six months ended June 30, 2018 or 2017.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of December 31, 2017 and June 30, 2017, we held no material assets or liabilities measured at fair value using Level 3 inputs.
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
Additional information regarding the fair value of our investment portfolio is included in Note D.
Deferred compensation plan assets are comprised of various investment funds which are valued based upon their quoted market prices.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments

Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	21.6	30.6	2.5	(11.5)	21.6
Total	$21.6	$30.6	$2.5	$(11.5)	$21.6

	December 31, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	14.8	26.3	0.3	(11.8)	14.8
Equity securities	17.7	17.7	0.3	(0.3)	17.7
Total	$32.5	$44.0	$0.6	$(12.1)	$32.5

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of June 30, 2018 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 were as follows (in millions):

June 30, 2018	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$15.5	$(11.5)
Total temporarily impaired securities	$15.5	$(11.5)

December 31, 2017	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$14.3	$(11.8)
Equity securities	6.8	(0.3)
Total temporarily impaired securities	$21.1	$(12.1)

The unrealized losses for the corporate debt securities were primarily caused by industry volatility and declines in values of comparable public companies. We consider the unrealized losses related to these securities to be temporary rather than permanent changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at June 30, 2018.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the six months ended June 30, 2018, we sold equity securities for gross proceeds of $17.7 million, resulting in realized gains of less than $0.1 million. During the six months ended June 30, 2017, we sold equity securities for gross proceeds of $31.6 million, resulting in realized gains of $5.1 million. We sold no securities in the three months ended June 30, 2018 or June 30, 2017.
During the three and six months ended June 30, 2018 and 2017, we incurred no other-than-temporary impairment charges relating to securities available for sale.
As of June 30, 2018, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our combined financial statements.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2018 and December 31, 2017 consisted of the following (in millions):

	Ownership at June 30, 2018	June 30, 2018	December 31, 2017
Ceridian	—%	$—	$324.9
Ceridian II	—%	—	58.4
Ceridian HCM (CDAY)	27.0%	409.0	—
Total investment in Ceridian		409.0	383.3
Other	various	70.6	41.6
Total		$479.6	$424.9
On March 30, 2016, Ceridian Holding II LLC ("Ceridian II"), an affiliate of Ceridian and Ceridian HCM, completed an offering of common stock (the “Offering”) for aggregate proceeds of $150.2 million. The proceeds of the Offering were used by Ceridian II to purchase shares of senior convertible preferred stock of Ceridian HCM, a wholly-owned subsidiary of Ceridian. As part of the Offering, FNF purchased a number of shares of common stock of Ceridian II equal to its pro-rata ownership in Ceridian.
As a result of an internal restructuring occurring upon the closing of the Ceridian IPO, Ceridian and Ceridian II were merged with and into Ceridian HCM and all ownership interests in Ceridian and Ceridian II were exchanged for common stock of Ceridian HCM.
Based on quoted market prices, the aggregate value of our ownership of Ceridian HCM common stock is $1.2 billion as of June 30, 2018.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated and Combined Balance Sheets and Statements of Operations, respectively, is presented below. As a result of the Ceridian IPO and associated internal restructuring of Ceridian HCM, financial information as of and for the three and six months ended June 30, 2018 below represents the operating results and financial position of Ceridian HCM and financial information as of December 31, 2017, and for the three and six months ended June 30, 2017, represents the operating results and financial position of Ceridian, adjusted to remove the effects of the discontinued operations of LifeWorks. See Note A for further discussion of Ceridian HCM's distribution of LifeWorks.

	June 30, 2018	December 31, 2017
	(In millions)
Total current assets before customer funds	$280.4	$459.3
Customer funds	3,703.9	4,099.7
Goodwill and other intangible assets, net	2,139.2	2,167.5
Other assets	101.9	104.1
Total assets	$6,225.4	$6,830.6
Current liabilities before customer obligations	$135.3	$177.7
Customer obligations	3,728.3	4,105.5
Long-term obligations, less current portion	666.4	1,119.8
Other long-term liabilities	181.6	197.9
Total liabilities	4,711.6	5,600.9
Equity	1,513.8	1,229.7
Total liabilities and equity	$6,225.4	$6,830.6

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
	(In millions)		(In millions)
Total revenues	$179.3	$157.5	$366.5	$324.9
Loss before income taxes	(54.7)	(21.1)	(49.6)	(31.6)
Net loss	(65.5)	(22.9)	(67.6)	(34.1)

Short-term Investments
Short-term investments consist primarily of commercial paper and short-duration U.S. agency securities which have an original maturity of greater than 90 days but less than one year. Short-term investments are carried at amortized cost, which approximates fair value.

Note E — Inventory
Inventory consists of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Bakery inventory:
Raw materials	$11.1	$9.1
Semi-finished and finished goods	17.6	7.5
Packaging	2.9	2.8
Obsolescence reserve	(0.6)	(0.6)
Total bakery inventory	31.0	18.8
Other restaurant-related inventory	10.1	10.9
Other	0.3	—
Total inventory	$41.4	$29.7

Note F — Notes Payable
Notes payable consists of the following:

	June 30, 2018	December 31, 2017
	(In millions)
ABRH Term Loan, interest payable monthly at LIBOR + 3.0%, due August 2019	$—	$84.2
ABRH Revolving Credit Facility due August 2019 with interest payable monthly or quarterly at various rates	—	38.0
Brasada Cascades Credit Agreement, due January 2026 with interest payable monthly at varying rates	12.0	12.1
Corporate Revolver Note with FNF, Inc., unused portion of $100.0 million at June 30, 2018	—	—
Other	0.4	0.6
Notes payable, total	$12.4	$134.9
Less: Notes payable, current	1.4	122.2
Notes payable, long term	$11.0	$12.7
At June 30, 2018 the carrying value of our outstanding notes payable approximates fair value. The carrying values of the variable rate notes pursuant to the Brasada Cascades Credit Agreement approximate fair value as they are variable rate instruments with short reset periods (either monthly or quarterly) which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate note pursuant to the Cascades Credit Agreement approximates fair value as of June 30, 2018.
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Cascades Credit Agreement”) with Bank of the Cascades, an Oregon state-chartered commercial bank (“Bank of the Cascades”), as lender. The material terms of the Cascades Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, the variable rate notes incurred interest at 4.33%, and there is $0.8 million available to be drawn on the Line of Credit Loan.
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
On June 30, 2014, FNF Group issued to Fidelity National Financial Ventures, LLC ("FNFV, LLC"), a former subsidiary of FNFV Group, a revolver note in an aggregate principal amount of up to $100.0 million (the “Revolver Note”), pursuant to FNF's revolving credit facility. On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver") which replaced the Revolver Note. The material terms of the FNF Revolver are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, we have not made any borrowings under the FNF Revolver.

Gross principal maturities of notes payable at June 30, 2018 are as follows (in millions):
2018 (remaining)	$1.1
2019	0.7
2020	0.6
2021	0.6
2022	0.5
Thereafter	9.0
$12.5

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of June 30, 2018 and December 31, 2017, we had $0.4 million and $0.2 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
O’Charley’s is the defendant in a lawsuit, Otis v. O’Charley’s, LLC, filed on July 13, 2016, in U.S. District Court, Central District of Illinois. The lawsuit purports to bring a national class action on behalf of all O’Charley’s servers and bartenders under the Fair Labor Standards Act and similar state laws. The complaint alleges that O'Charley's failed to pay plaintiffs the applicable minimum wage and overtime by requiring tipped employees to: (a) spend more than twenty percent of their time performing non-

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

tipped duties, including dish washing, food preparation, cleaning, maintenance, and other "back of the house" duties; and (b) perform “off the clock” work. Plaintiffs seek damages and declaratory relief. The named plaintiffs and members of the putative class are parties to employment agreements with O’Charley’s that provide, inter alia, for individual arbitration of potential claims and disputes. On October 25, 2016, the District Court entered an Order staying all proceedings in the Otis case pending the United States Supreme Court’s resolution of certain petitions for certiorari filed in several Circuit Courts of Appeals cases that address the issue of whether agreements between employers and employees to arbitrate disputes on an individual basis are enforceable under the Federal Arbitration Act. The Order provides that, if certiorari is granted in any of the Circuit Courts of Appeals cases, the stay of the Otis case will continue until the Supreme Court reaches a final decision on the merits in the cases. On January 13, 2017, the Supreme Court granted certiorari in three of the Circuit Courts of Appeals cases that address the enforceability of arbitration agreements. On May 21, 2018, the Supreme Court ruled on the issue, holding that class-action waivers in employment arbitration agreements are enforceable. The District Court has continued the stay pending the completion of arbitration proceedings, which have not yet commenced.
Operating Leases
Future minimum operating lease payments as of June 30, 2018 are as follows (in millions):

2018 (remaining)	$30.8
2019	58.9
2020	52.6
2021	45.6
2022	34.8
Thereafter	136.5
Total future minimum operating lease payments	$359.2
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2018 to determine the amount of the obligations.
Purchase obligations as of June 30, 2018 are as follows (in millions):

2018 (remaining)	$126.7
2019	36.7
2020	21.1
2021	8.5
2022	3.3
Thereafter	3.6
Total purchase commitments	$199.9
DNB Acquisition
In connection with the DNB Acquisition, we entered into an equity commitment letter (the "Equity Commitment Letter"), a limited guarantee agreement (the "Limited Guarantee"), and a letter (the "Letter").
Equity Commitment Letter
On August 8, 2018, we entered into the Equity Commitment Letter with Parent, pursuant to which the Company has committed, on the terms and subject to the conditions set forth therein, at the closing of the Merger (the “Closing”), to purchase, directly or indirectly, common equity of Parent for an aggregate purchase price equal to $900.0 million (the “Equity Commitment”), subject to certain reductions for syndication sales to other investors as prescribed by the Letter (the terms of which are described more fully under “Letter” below). The Equity Commitment, together with the equity commitments of other members of the Consortium and other funding as contemplated by the Merger Agreement, will be used by Parent, to fund, directly or indirectly, the Merger, to the extent necessary.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

The obligation of the Company to fund the Equity Commitment will terminate automatically and immediately upon the earliest to occur of certain events including principally (a) the Closing (upon funding), (b) the termination of the Merger Agreement in accordance with its terms, or (c) Dun & Bradstreet or any of its affiliates or representatives asserting any claim, subject to certain exceptions, against the Company in connection with the Merger Agreement or any of the transactions contemplated by the Equity Commitment Letter, Limited Guarantee, or the Merger Agreement.
Limited Guarantee
In addition, on August 8, 2018, the Company executed a Limited Guarantee in favor of Dun & Bradstreet to guarantee payment of 46.31% of certain termination fees, summarized below, and other expenses payable by Parent in the event that the Merger Agreement is terminated pursuant to certain provisions of the Merger, subject to the terms and conditions set forth therein.
The Merger Agreement includes the following termination rights and related termination fees, which are subject to the provisions of the Limited Guarantee:
•if the Merger Agreement is terminated by Dun & Bradstreet (i) because Parent or Merger Sub have breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period or (ii) because Parent has failed to consummate the Merger pursuant to the Merger Agreement notwithstanding the satisfaction or waiver of the conditions to Parent’s and Merger Sub’s obligations to do so and certain notice of such failure from Dun & Bradstreet to Parent, then Parent will be required to pay Dun & Bradstreet a termination fee equal to $380.1 million and
•if the Merger Agreement is terminated in certain circumstances related to the failure to receive certain regulatory approvals, then Parent will be required to pay Dun & Bradstreet a termination fee equal to $380.1 million.
Letter
In connection with the execution of the Merger Agreement, we entered into the Letter with Parent. The terms of the Letter stipulate that the Company, as soon as reasonably practicable following the execution of the Merger Agreement, shall use reasonable best efforts, in collaboration with Parent, to syndicate at least $600.0 million of the Equity Commitment to other investors, subject to certain qualifications set forth therein. In addition, the Letter places certain restrictions on the Company's ability to sell or pledge any of our 37,135,921 shares of Ceridian other than for the purposes of funding the Equity Commitment, along with other restrictions.
The obligations of the Company under the Letter will terminate automatically and immediately upon the earliest to occur of: (a) the Closing; (b) the reduction of the Equity Commitment to $300.0 million or less, subject to certain terms and conditions stipulated in the Side Letter; and (c) the termination of the Company's obligation to fund the Equity Commitment (as defined in the Equity Commitment Letter) pursuant to the terms of the Equity Commitment Letter. Additionally, the Company shall remain the primary obligor for the Equity Commitment (including to the extent syndicated) until the earlier of (i) the Closing and (ii) the termination of our obligation to fund the Equity Commitment pursuant to the terms of the Equity Commitment Letter. We are permitted to have our syndicated investors enter into an equity commitment with Parent or the Company.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$276.2	$—	$—	$—	$—	$276.2
Other operating revenues	—	16.4	179.3	11.3	(179.3)	27.7
Revenues from external customers	276.2	16.4	179.3	11.3	(179.3)	303.9
Interest and investment income, including realized gains and losses	1.4	—	—	66.7	—	68.1
Total revenues	277.6	16.4	179.3	78.0	(179.3)	372.0
Depreciation and amortization	10.7	4.1	14.2	0.5	(14.2)	15.3
Interest expense	(3.8)	(1.5)	(43.4)	5.1	43.4	(0.2)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(5.9)	(1.4)	(54.7)	8.3	54.7	1.0
Income tax (benefit) expense	—	(0.3)	1.1	3.1	(1.1)	2.8
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(5.9)	(1.1)	(55.8)	5.2	55.8	(1.8)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	0.1	(19.7)	(19.6)
(Loss) earnings from continuing operations	$(5.9)	$(1.1)	$(55.8)	$5.3	$36.1	$(21.4)
Assets	$477.5	$221.9	$6,225.4	$660.5	$(6,225.4)	$1,359.9
Goodwill	103.1	98.9	1,942.6	—	(1,942.6)	202.0
As of and for the three months ended June 30, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$287.6	$—	$—	$—	$287.6
Other operating revenues	—	157.5	7.9	(157.5)	7.9
Revenues from external customers	287.6	157.5	7.9	(157.5)	295.5
Interest and investment income, including realized gains and losses	—	—	1.3	—	1.3
Total revenues	287.6	157.5	9.2	(157.5)	296.8
Depreciation and amortization	11.0	13.0	0.6	(13.0)	11.6
Interest expense	(1.2)	(22.0)	(0.2)	22.0	(1.4)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(1.6)	(21.1)	(33.8)	21.1	(35.4)
Income tax expense (benefit)	—	1.9	(22.6)	(1.9)	(22.6)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(1.6)	(23.0)	(11.2)	23.0	(12.8)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	1.0	(7.9)	(6.8)
(Loss) earnings from continuing operations	$(1.5)	$(23.0)	$(10.2)	$15.1	$(19.6)
Assets	$500.8	$6,502.7	$918.2	$(6,502.7)	$1,419.0
Goodwill	103.1	1,948.0	—	(1,948.0)	103.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$550.0	$—	$—	$—	$—	$550.0
Other operating revenues	—	33.3	366.5	14.5	(366.5)	47.8
Revenues from external customers	550.0	33.3	366.5	14.5	(366.5)	597.8
Interest and investment income, including realized gains and losses	1.4	—	—	68.0	—	69.4
Total revenues	551.4	33.3	366.5	82.5	(366.5)	667.2
Depreciation and amortization	21.4	8.3	28.1	0.5	(28.1)	30.2
Interest expense	(7.5)	(1.5)	(65.6)	5.8	65.6	(3.2)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(15.2)	(1.3)	(49.6)	8.7	49.6	(7.8)
Income tax (benefit) expense	—	(0.6)	6.7	(0.6)	(6.7)	(1.2)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(15.2)	(0.7)	(56.3)	9.3	56.3	(6.6)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	—	0.8	(21.6)	(20.7)
(Loss) earnings from continuing operations	$(15.1)	$(0.7)	$(56.3)	$10.1	$34.7	$(27.3)
Assets	$477.5	$221.9	$6,225.4	$660.5	$(6,225.4)	$1,359.9
Goodwill	103.1	98.9	1,942.6	—	(1,942.6)	202.0

As of and for the six months ended June 30, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$560.4	$—	$—	$—	$560.4
Other operating revenues	—	324.9	10.4	(324.9)	10.4
Revenues from external customers	560.4	324.9	10.4	(324.9)	570.8
Interest and investment income, including realized gains and losses	—	—	7.4	—	7.4
Total revenues	560.4	324.9	17.8	(324.9)	578.2
Depreciation and amortization	21.7	26.1	1.3	(26.1)	23.0
Interest expense	(3.2)	(43.4)	(0.2)	43.4	(3.4)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(6.1)	(31.6)	(31.6)	31.6	(37.7)
Income tax (benefit) expense	—	3.0	(24.4)	(3.0)	(24.4)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(6.1)	(34.6)	(7.2)	34.6	(13.3)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	1.1	(11.4)	(10.2)
(Loss) earnings from continuing operations	$(6.0)	$(34.6)	$(6.1)	$23.2	$(23.5)
Assets	$500.8	$6,502.7	$918.2	$(6,502.7)	$1,419.0
Goodwill	103.1	1,948.0	—	(1,948.0)	103.1

The activities in our segments include the following:

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn and Bakers Square restaurant and food service concepts, as well as its Legendary Baking bakery operation.

•
Ceridian. This segment consists of our 27% ownership interest in Ceridian HCM. Ceridian HCM offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. Ceridian HCM's cloud offering, Dayforce, is a cloud solution that meets Human Capital Management ("HCM") needs with one employee record and one user experience throughout the application.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dayforce enables organizations to process pay, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian Elimination section of the segment presentation above. As a result of the Ceridian IPO and associated internal restructuring of Ceridian HCM, financial information as of and for the three and six months ended June 30, 2018 above represents the operating results and financial position of Ceridian HCM and financial information as of and for the three and six months ended June 30, 2017, represents the operating results and financial position of Ceridian, adjusted to remove the effects of the discontinued operations of LifeWorks. See Note A for further discussion of Ceridian HCM's distribution of LifeWorks.

•
T-System. This segment consists of the operations of our 97% owned subsidiary, T-System, acquired on October 16, 2017. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System organizes itself into two businesses. The Clinical Documentation business offers software solutions providing clinical staff with full workflow operations that drive documentation completeness and revenue optimization to more than 500 customer sites. Additionally, the patented T-Sheet is the industry standard for emergency department documentation, with more than 650 customer sites. The Coding Software & Outsourced Solutions business provides a full-service outsourced coding solution as well as a cloud-based software-as-a-service solution for self-service coding. These offerings help more than 75 customers at more than 400 sites optimize their revenue cycle workflow and customer revenue reimbursement through improved coding accuracy and compliance and coder productivity compared to in-house coding.

•
Corporate and Other. This segment consists of our share in the operations of certain controlled portfolio companies and other equity investments as well as certain intercompany eliminations and taxes. See Note J for further details.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2018	2017
	(In millions)
Cash paid during the period:
Interest	$1.4	$5.4
Income taxes	0.1	116.1
Non-cash investing activities:
Acquisition of Ceridian HCM common shares through non-cash private placement investment - see Note A	$(33.4)	$—
Non-cash distribution of LifeWorks from Ceridian - see Note A	32.5	—
Non-cash financing activities:
Liabilities and noncontrolling interests assumed in connection with acquisitions:
Fair value of net assets acquired	$—	$25.9
Less: Total cash purchase price	—	21.1
Liabilities and noncontrolling interests assumed	$—	$4.8
Debt extinguished through the sale of OneDigital	$—	$151.1

Note J — Discontinued Operations
OneDigital
On June 6, 2017, we completed the sale of OneDigital. As a result of the sale of OneDigital we have reclassified the financial results of OneDigital to discontinued operations for the three and six months ended June 30, 2017 in our Condensed Consolidated and Combined Statement of Operations. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of OneDigital to the Condensed Consolidated and Combined Statement of Operations is shown below:

	Three months ended June 30,	Six months ended June 30,

	2017	2017
	(Unaudited)
Revenues:
Other operating revenue	$34.2	80.9
Total operating revenues	34.2	80.9
Operating expenses:
Personnel costs	28.2	56.9
Depreciation and amortization	3.7	8.8
Other operating expenses	4.8	11.3
Total operating expenses	36.7	77.0
Operating (loss) income	(2.5)	3.9
Other income (expense):
Interest expense	(1.3)	(2.9)
Realized gains, net	276.0	276.0
Total other income	274.7	273.1
Earnings from discontinued operations before income taxes	272.2	$277.0
Income tax expense	126.9	129.3
Earnings from discontinued operations	145.3	147.7

Cash flow from discontinued operations data:
Net cash provided by operations	$9.2	$17.3
Net cash used in investing activities	(1.0)	(27.3)
Other acquisitions/disposals of businesses, net of cash acquired, on the Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2017 includes $25.9 million related to acquisitions made by OneDigital. Borrowings and debt service payments on the Condensed Consolidated and Combined Statements of Cash Flows include $23.0 million and $3.0 million, respectively, for the six months ended June 30, 2017 related to borrowings and principal repayments by OneDigital.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Disaggregation of Revenue
Our revenue consists of:

		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$258.3	$265.0	$517.5	$524.5
Bakery sales	Restaurant Group	16.4	21.2	29.5	33.0
Franchise and other	Restaurant Group	1.5	1.4	3.0	2.9
Total restaurant revenue		276.2	287.6	550.0	560.4
Other operating revenue:
T-System, point-in-time	T-System	7.6	—	15.7	—
T-System, over time	T-System	8.8	—	17.6	—
Real estate and resort	Corporate and other	5.4	6.5	8.3	8.9
Other	Corporate and other	5.9	1.4	6.2	1.5
Total other operating revenue		27.7	7.9	47.8	10.4
Total operating revenues		303.9	295.5	597.8	570.8
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about receivables and deferred revenue:

	June 30,	December 31,
	2018	2017
	(In millions)
Trade receivables	$36.8	$35.8
Deferred revenue (contract liabilities)	25.7	35.2
Deferred revenue is recorded primarily for our T-System revenue and restaurant gift card sales. The unrecognized portion of such revenue is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated and Combined Balance Sheets. Revenue of $9.9 million was recognized in the three months ended June 30, 2018 that was included in Deferred revenue at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2018, approximately $28.5 million of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring, long-term contracts of one-five years associated with T-System's RevCycle+ and EV contracts. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 50% of our remaining performance obligations over the next 12 months, approximately another 26% over the next 13 to 24 months, and the balance thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; our ability, together with the investment consortium, to close the acquisition of Dun & Bradstreet, including our ability to fund and/or sell down our equity commitment pursuant to the definitive agreements entered into in connection therewith and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report and other filings with the SEC.
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
Ceridian HCM
As of June 30, 2018, we own a 27% interest in Ceridian HCM. Ceridian HCM is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. As a result of Ceridian's acquisition of Dayforce Corporation in 2012, which built Dayforce, a cloud HCM solution, Ceridian HCM generally stopped actively selling its bureau solutions to new customers in the United States to focus its resources on expanding the Dayforce platform and growing cloud solutions. Through the six months ended June 30, 2018, Ceridian HCM’s cloud revenue is more than double its legacy bureau revenue and continues to grow.
Over the last several years, a number of factors have significantly affected Ceridian’s results of operations, including its capital restructuring resulting from the initial acquisition by Thomas H. Lee Partners, L.P., a Delaware limited partnership ("THL") and FNFV, LLC of all of the outstanding equity of the Ceridian entities that was completed on November 9, 2007 (such acquisition, the "2007 Merger"), and the related interest expense, the accounting and purchase price allocations from the 2007 Merger, the acquisition in 2012 of the Dayforce legal entities, and Ceridian’s corporate restructuring following the 2013 separation of Ceridian HCM and Comdata. Other factors that have affected Ceridian HCM’s results of operations over the last several years include the levels of customer trust funds held, transaction volumes, price increases, foreign currency exchange rates, interest rates (including interest earned on customer trust funds and interest expense on debt), customer employment levels, and its cost savings initiatives. Ceridian is subject to the risks arising from adverse changes in domestic and global economic conditions. Historically low interest rates continue to adversely affect its business, having a negative impact on the interest income generated from funds held in trust for customers. Ceridian HCM believes all of such factors may continue to significantly affect its results of operations.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Revenues:
Restaurant revenue	$276.2	$287.6	$550.0	$560.4
Other operating revenue	27.7	7.9	47.8	10.4
Total operating revenues	303.9	295.5	597.8	570.8
Operating expenses:
Cost of restaurant revenue	240.1	248.6	480.9	484.8
Personnel costs	90.3	44.1	114.4	60.5
Depreciation and amortization	15.3	11.6	30.2	23.0
Other operating expenses	25.1	26.5	46.3	44.2
Total operating expenses	370.8	330.8	671.8	612.5
Operating loss	(66.9)	(35.3)	(74.0)	(41.7)
Other income (expense):
Interest and investment income	1.6	1.3	2.9	2.3
Interest expense	(0.2)	(1.4)	(3.2)	(3.4)
Realized gains, net	66.5	—	66.5	5.1
Total other income	67.9	(0.1)	66.2	4.0
Earnings (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	1.0	(35.4)	(7.8)	(37.7)
Income tax expense (benefit)	2.8	(22.6)	(1.2)	(24.4)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(1.8)	(12.8)	(6.6)	(13.3)
Equity in losses of unconsolidated affiliates	(19.6)	(6.8)	(20.7)	(10.2)
Loss from continuing operations	(21.4)	(19.6)	(27.3)	(23.5)
Net earnings from discontinued operations, net of tax	—	145.3	—	147.7
Net (loss) earnings	(21.4)	125.7	(27.3)	124.2
Less: Net loss attributable to non-controlling interests	(2.6)	(0.7)	(6.8)	(2.7)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(18.8)	$126.4	$(20.5)	$126.9
 Revenues.
Total revenues increased by $8.4 million in the three months ended June 30, 2018, compared to the corresponding period in 2017. Total revenues increased by $27.0 million in the six months ended June 30, 2018, compared to the corresponding period in 2017.
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders decreased (increased loss) by $145.2 million in the three months ended June 30, 2018, compared to the corresponding period in 2017. Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders decreased (increased loss) by $147.4 million in the six months ended June 30, 2018, compared to the corresponding period in 2017.
The change in revenue and net (loss) earnings is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of cost of restaurant revenue, personnel costs, other operating expenses, and depreciation and amortization.
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, produce, seafood, poultry and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy and other operating expenses at the restaurant level.

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
Income tax expense (benefit) was $2.8 million and $(22.6) million in the three-month periods ended June 30, 2018 and 2017, respectively. Income tax benefit was $1.2 million and $24.4 million in the six-month periods ended June 30, 2018 and 2017, respectively. Income tax benefit as a percentage of loss from continuing operations before income taxes and equity in unconsolidated affiliates was 280.0% and 63.8% for the three-month periods ended June 30, 2018 and 2017, respectively. Income tax benefit as a percentage of loss from continuing operations before income taxes and equity in unconsolidated affiliates was 15.4% and 64.7% for the six-month periods ended June 30, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in the effective tax rate in the three-month period was attributable to the impact of discrete tax expense related to the Ceridian IPO and LifeWorks dividend, partially offset by the decrease in the statutory rate associated with the Tax Reform Act. The decrease in the effective tax rate in the six-month period was attributable to the decrease in federal tax rate associated with the Tax Reform Act and the impact of permanent differences primarily related to the wage and tip credits and losses at the Restaurant Group.
Equity in losses of unconsolidated affiliates was $19.6 million and $6.8 million for the three-month periods ended June 30, 2018 and 2017, respectively. Equity in losses of unconsolidated affiliates was $20.7 million and $10.2 million for the six-month periods ended June 30, 2018 and 2017. The equity in losses in 2018 and 2017 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Restaurant revenue	$276.2	$287.6	$550.0	$560.4
Total operating revenues	276.2	287.6	550.0	560.4
Operating expenses:
Cost of restaurant revenue	240.1	248.6	480.9	484.8
Personnel costs	11.0	12.8	23.0	25.7
Depreciation and amortization	10.7	11.0	21.4	21.7
Other operating expenses	17.9	15.6	33.8	31.1
Total operating expenses	279.7	288.0	559.1	563.3
Operating loss	(3.5)	(0.4)	(9.1)	(2.9)
Other income (expense):
Interest expense	(3.8)	(1.2)	(7.5)	(3.2)
Realized gains and (losses), net	1.4	—	1.4	—
Total other expense	(2.4)	(1.2)	(6.1)	(3.2)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	$(5.9)	$(1.6)	$(15.2)	$(6.1)
Total revenues for the Restaurant group segment decreased $11.4 million, or 4.0%, in the three months ended June 30, 2018 from the corresponding period in 2017. Total revenues for the Restaurant group segment decreased $10.4 million, or 1.8%, in the six months ended June 30, 2018 from the corresponding period in 2017. The decrease in both periods was primarily driven by a decrease in restaurant and bakery sales, primarily driven by decreased comparable store sales and guest counts overall, partially offset by increases in the average guest check.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our Restaurant Group decreased 1.5% in the three months ended June 30, 2018 compared to the comparable period in 2017. The decrease is primarily attributable to decreased comparable store sales at our O'Charley's, Village Inn and Baker's Square concepts, partially offset by increased comparable store sales at our 99 Restaurants concept. Comparable store sales for our Restaurant Group decreased 0.7% in the six months ended June 30, 2018 compared to the comparable period in 2017. The decrease is primarily attributable to decreased comparable store sales at our O'Charley's and Baker's Square concepts, partially offset by increased comparable store sales at our 99 Restaurants and Village Inn concepts.
Cost of restaurant revenue decreased by $8.5 million, or 3.4%, in the three months ended June 30, 2018 from the corresponding period in 2017. The decrease was consistent with the decrease in Restaurant revenue. Cost of restaurant revenue as a percentage of restaurant revenue were approximately 86.9% and 86.4% in the three months ended June 30, 2018 and 2017, respectively. Cost of restaurant revenue decreased by $3.9 million, or 0.8%, in the six months ended June 30, 2018 from the corresponding period in 2017. Cost of restaurant revenue as a percentage of restaurant revenue were approximately 87.4% and 86.5% in the six months ended June 30, 2018 and 2017, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the six month period was primarily driven by the impact of the decrease in restaurant revenues on fixed labor and operating costs, higher hourly wage rates resulting from state minimum wage increases, higher restaurant operating costs resulting from increases in utility and maintenance costs attributable to severe winter weather in the first quarter, and the inclusion of gift card breakage in restaurant revenues rather than cost of restaurant revenues in the 2018 period resulting from the prospective adoption of a new accounting standard.
Interest expense increased $2.6 million, or 216.7%, in the three months ended June 30, 2018 from the corresponding period in 2017. The increase is attributable to an increase in the interest rate on ABRH's debt associated with the assignment of ABRH's external debt to Cannae in March 2018. Interest expense increased $4.3 million, or 134.4%, in the six months ended June 30, 2018 from the corresponding period in 2017. The increase is attributable to an increase in the interest rate on ABRH's debt associated with the assignment of ABRH's external debt to Cannae in March 2018 and a related $1.2 million write-off of deferred financing costs. Subsequent to the assignment of ABRH's outstanding debt to Cannae, the associated interest expense is eliminated in the Corporate and Other segment.
Loss from continuing operations before income taxes increased by $4.3 million in the three months ended June 30, 2018 from the corresponding period in 2017. The increase in loss was primarily attributable to the factors discussed above. Loss from continuing operations before income taxes increased by $9.1 million in the six months ended June 30, 2018 from the corresponding period in 2017. The increase in loss was primarily attributable to the factors discussed above.
Ceridian HCM
As of June 30, 2018, we own a 27% interest in Ceridian HCM. We account for our investment in Ceridian HCM under the equity method of accounting; therefore, its results of operations do not consolidate into ours. Details relating to the results of operations of Ceridian HCM (NYSE: "CDAY") can be found in its periodic filings with the SEC.
T-System
We acquired T-System on October 16, 2017. The following table presents the results from operations of our T-System segment:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In millions)
Revenues:
Other operating revenue	$16.4	$33.3
Total operating revenues	16.4	33.3
Operating expenses:
Personnel costs	8.5	17.4
Depreciation and amortization	4.1	8.3
Other operating expenses	3.7	7.4
Total operating expenses	16.3	33.1
Operating income	0.1	0.2
Other expense:
Interest expense	(1.5)	(1.5)
Total other expense	(1.5)	(1.5)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	$(1.4)	$(1.3)
Corporate and Other
The Corporate and Other segment consists of certain other unallocated corporate overhead expenses, and other smaller investments.
The Corporate and Other segment generated revenues of $11.3 million and $7.9 million for the three months ended June 30, 2018 and 2017, respectively, and $14.5 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase in both periods was primarily driven by a $5.6 million termination fee associated with the termination of our management agreement with Ceridian, partially offset by a decrease in real estate sales.
Other operating expenses were $3.5 million and $10.9 million for the three months ended June 30, 2018 and 2017, respectively, and $5.1 million and $13.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in both periods is primarily attributable to lower corporate overhead costs and decreased expense in our real estate operations.
Personnel costs were $70.8 million and $31.3 million for the three months ended June 30, 2018 and 2017, respectively. Personnel costs were $74.0 million and $34.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in both periods is primarily attributable to investment success bonuses associated with the Ceridian IPO.
Interest income (expense) in the Corporate and Other segment was $5.1 million and $(0.2) million for the three months ended June 30, 2018 and 2017, respectively, and $5.8 million and $(0.2) million for the six months ended June 30, 2018 and 2017, respectively. The decrease in expense (increase in income) is attributable to intercompany eliminations associated with the replacement of ABRH's external debt with an intercompany note with us.
This segment generated pretax earnings (loss) of $8.3 million and $(33.8) million for the three months ended June 30, 2018 and 2017, respectively. The increase in earnings is attributable to the aforementioned changes in revenues and expenses as well as $63.2 million of realized gains associated with the Ceridian IPO. This segment generated pretax earnings (loss) of $8.7 million and $(31.6) million for the six months ended June 30, 2018 and 2017, respectively. The increase in earnings is attributable to the aforementioned changes in revenues and expenses, offset by $5.1 million of realized gains associated with sales of equity investment securities in the 2017 period.
Discontinued Operations
As a result of the sale of OneDigital, the financial results of OneDigital have been reclassified to discontinued operations for the three and six months ended June 30, 2017. Earnings from discontinued operations were $145.3 million for the three months and $147.7 million for the six months ended June 30, 2017, respectively. Refer to Note J. Discontinued Operations to our Condensed Consolidated and Combined Financial Statements in Item 1 of Part I of this Quarterly Report for further information.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and stock repurchases. Pursuant to the Letter entered into in conjunction with the pending DNB Acquisition, we are restricted from making distributions to our shareholders, including cash dividends, until such time as our obligations under the Equity Commitment and Letter are fulfilled, including upon closing of the DNB Acquisition. See Note G included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I, for further discussion of the DNB Acquisition, Equity Commitment and Letter, including discussion of events resulting in termination of the Equity Commitment and Letter. Once our obligations pursuant to the Letter terminate, the declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments, subject to the terms and conditions of the Letter which places restrictions on our ability to repurchase our common stock until it is terminated.
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
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2018 and 2017 totaled $47.5 million and $89.3 million, respectively. The decrease in cash used in operations of $41.8 million is primarily attributable to decreased taxes paid of $116.0 million in the 2018 period from the comparable period in 2017, partially offset by cash provided by discontinued operations of $17.3 million in the 2017 period and increased cash bonus expenses of $20.8 million in the 2018 period from the comparable period in 2017. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the six months ended June 30, 2018 and 2017 were $(0.7) million and $316.6 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $317.3 million from the 2018 period to the 2017 period is primarily attributable to the $326.0 million cash proceeds from sale of OneDigital in the 2017 period and $17.3 million of purchases of short term investments in the 2018 period, partially offset by decreased capital expenditures and cash used for acquisitions in the 2018 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $6.2 million and $15.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. Capital expenditures in the 2018 period primarily consist of purchases of property and equipment in our Restaurant Group segment and to a lesser extent property improvements at our real estate operations. The decrease in expenditures in the 2018 period from the 2017 period is reflective of a decrease in spending in our Restaurant Group segment and decreased spending at OneDigital due to its sale in June 2017.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the six months ended June 30, 2018 and 2017 were $(119.7) million and $2.0 million, respectively. The decrease in cash provided by (increase in cash used in) financing activities of $121.7 million in the 2018 period compared to the 2017 period is primarily attributable to the payoff of ABRH's external debt and decreased borrowings in the 2018 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2018 to determine the amount of the obligations.
As of June 30, 2018, our required annual payments relating to these contractual obligations were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Notes payable	$1.1	$0.7	$0.6	$0.6	$0.5	$9.0	$12.5
Operating lease payments	30.8	58.9	52.6	45.6	34.8	136.5	359.2
Unconditional purchase obligations	126.7	36.7	21.1	8.5	3.3	3.6	199.9
Total	$158.6	$96.3	$74.3	$54.7	$38.6	$149.1	$571.6
DNB Acquisition. See Note G included in Item 1 of Part 1 of this Quarterly Report for further discussion of our material contractual obligations pursuant to, and contingencies resulting from, the Equity Commitment, Limited Guarantee and Letter.
Capital Stock Transactions. On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus was calculated based on 10% of the excess value of our investment in Ceridian HCM over our basis in Ceridian prior to the Ceridian IPO. The success bonus was paid to certain members of the Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian and was paid in a combination of cash and stock. On May 16, 2018, we issued 991,906 shares of our common stock for the stock portion of the bonuses.
Equity Security Investments. During the six months ended June 30, 2018, we sold the remainder of our equity securities holdings for gross proceeds of $17.7 million, resulting in net realized gains of less than $0.1 million.
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

10.3	Voting Agreement dated April 30, 2018 by and among Ceridian HCM Holding Inc., Cannae Holdings, LLC and certain affiliates of Thomas H. Lee Partners L.P

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Cannae Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated and Combined Balance Sheets, (ii) the Condensed Consolidated and Combined Statements of Operations, (iii) the Condensed Consolidated and Combined Statements of Comprehensive Earnings, (iv) the Condensed Consolidated and Combined Statements of Stockholders' Equity, (v) the Condensed Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2018	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)