Form 10-Q
period 2018-09-30
Cannae Holdings, Inc.
filed 2018-11-08
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2018 there were 71,861,598 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2018

Page
Part I: FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated and Combined Financial Statements
A. Condensed Consolidated and Combined Balance Sheets as of September 30, 2018 and December 31, 2017	1
B. Condensed Consolidated and Combined Statements of Operations for the three and nine-month periods ended September 30, 2018 and 2017	2
C. Condensed Consolidated and Combined Statements of Comprehensive Earnings (Loss) for the three and nine-month periods ended September 30, 2018 and 2017	3
D. Condensed Consolidated and Combined Statements of Equity for the nine-month periods ended September 30, 2018 and 2017	4
E. Condensed Consolidated and Combined Statements of Cash Flows for the nine-month periods ended September 30, 2018 and 2017	5
F. Notes to Condensed Consolidated and Combined Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosure About Market Risk	35
Item 4. Controls and Procedures	35
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6. Exhibits	37

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$57.8	$245.6
Short-term investments	32.2	—
Trade receivables	34.2	35.8
Inventory	43.3	29.7
Equity securities, at fair value	—	17.7
Income taxes receivable	0.2	—
Prepaid expenses and other current assets	84.7	21.4
Total current assets	252.4	350.2
Investments in unconsolidated affiliates	450.9	424.9
Property and equipment, net	186.0	218.8
Other intangible assets, net	194.6	214.5
Goodwill	197.2	202.7
Fixed maturity securities available for sale, at fair value	23.5	14.8
Deferred tax asset	8.4	10.6
Other long term investments and non-current assets	51.7	50.7
Total assets	$1,364.7	$1,487.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$99.4	$100.7
Income taxes payable	—	0.8
Deferred revenue	19.4	26.1
Notes payable, current	0.5	122.2
Total current liabilities	119.3	249.8
Deferred revenue, long term	2.9	9.1
Notes payable, long term	11.6	12.7
Accounts payable and other accrued liabilities, long term	58.4	62.5
Total liabilities	192.2	334.1
Commitments and contingencies - see Note G
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding of 71,861,598 and 70,858,143 as of September 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of September 30, 2018 and December 31, 2017	—	—
Retained earnings	1.2	0.2
Additional paid-in capital	1,157.4	1,130.2
Accumulated other comprehensive loss	(67.5)	(71.0)
Total Cannae shareholders' equity	1,091.1	1,059.4
Noncontrolling interests	81.4	93.7
Total equity	1,172.5	1,153.1
Total liabilities and equity	$1,364.7	$1,487.2
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues:
Restaurant revenue	$269.3	$270.0	$819.3	$830.4
Other operating revenue	24.2	11.3	72.0	21.7
Total operating revenues	293.5	281.3	891.3	852.1
Operating expenses:
Cost of restaurant revenue	244.5	242.9	725.4	727.7
Personnel costs	30.6	18.7	145.0	79.2
Depreciation and amortization	16.7	11.9	46.9	34.9
Other operating expenses	27.6	28.6	73.9	72.8
Total operating expenses	319.4	302.1	991.2	914.6
Operating loss	(25.9)	(20.8)	(99.9)	(62.5)
Other income (expense):
Interest and investment income	1.6	1.6	4.5	3.9
Interest expense	(0.4)	(1.8)	(3.6)	(5.2)
Realized gains (losses), net	11.3	(0.2)	77.8	4.9
Total other income (expense)	12.5	(0.4)	78.7	3.6
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(13.4)	(21.2)	(21.2)	(58.9)
Income tax benefit	(1.1)	(2.6)	(2.3)	(27.0)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(12.3)	(18.6)	(18.9)	(31.9)
Equity in earnings (losses) of unconsolidated affiliates	3.8	(6.1)	(16.9)	(16.3)
Loss from continuing operations	(8.5)	(24.7)	(35.8)	(48.2)
Net earnings from discontinued operations, net of tax - see Note J	—	—	—	147.7
Net (loss) earnings	(8.5)	(24.7)	(35.8)	99.5
Less: Net loss attributable to non-controlling interests	(9.6)	(8.1)	(16.4)	(10.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$1.1	$(16.6)	$(19.4)	$110.3

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings (loss) from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$1.1	$(16.6)	$(19.4)	$(37.4)
Net earnings from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	—	—	147.7
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$1.1	$(16.6)	$(19.4)	$110.3
Earnings per share
Basic
Net earnings (loss) per share from continuing operations	$0.02	$(0.24)	$(0.27)	$(0.53)
Net earnings per share from discontinued operations	—	—	—	2.09
Net earnings (loss) per share	$0.02	$(0.24)	$(0.27)	$1.56
Diluted
Net earnings (loss) per share from continuing operations	$0.02	$(0.24)	$(0.27)	$(0.53)
Net earnings per share from discontinued operations	—	—	—	2.09
Net earnings (loss) per share	$0.02	$(0.24)	$(0.27)	$1.56

Weighted average shares outstanding Cannae Holdings common stock, basic basis	71.6	70.6	71.1	70.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	71.6	70.6	71.1	70.6
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net (loss) earnings	$(8.5)	$(24.7)	$(35.8)	$99.5
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	1.5	(3.3)	3.3	(4.2)
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	1.0	4.7	(5.9)	10.0
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	7.0	—	7.0	(3.1)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (4)	(1.5)	—	15.2	—
Other comprehensive earnings	8.0	1.4	19.6	2.7
Comprehensive (loss) earnings	(0.5)	(23.3)	(16.2)	102.2
Less: Comprehensive loss attributable to noncontrolling interests	(9.6)	(8.1)	(16.4)	(10.8)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc.	$9.1	$(15.2)	$0.2	$113.0
_________________________________

(1)
Net of income tax expense (benefit) of $0.5 million and $(2.0) million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $(2.6) million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Net of income tax expense (benefit) of $0.3 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $(1.5) million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Net of income tax expense (benefit) of $2.5 million for the three months ended September 30, 2018 and $2.5 million and $(1.9) million for the nine months ended September 30, 2017.

(4)	Net of income tax (benefit) expense of $(0.4) million for the three months ended September 30, 2018 and $4.0 million for the nine months ended September 30, 2018.
See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Parent Investment in FNFV	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity

Balance, December 31, 2016	$961.6	$(68.1)	$116.3	$1,009.8
Other comprehensive earnings—unrealized loss on investments and other financial instruments, net of tax	—	(4.2)	—	(4.2)
Other comprehensive earnings—unrealized gain on investments in unconsolidated affiliates, net of tax	—	10.0	—	10.0
Reclassification adjustments for change in unrealized gains and losses included in net earnings, net of tax	—	(3.1)	—	(3.1)
Subsidiary stock-based compensation	—	—	0.4	0.4
Sale of OneDigital	—	—	(6.2)	(6.2)
Net change in Parent investment in FNFV Group	(39.5)	—	—	(39.5)
Subsidiary dividends paid to noncontrolling interests	—	—	(0.1)	(0.1)
Ceridian stock-based compensation	4.5	—	—	4.5
Net earnings (loss)	110.3	—	(10.8)	99.5
Balance, September 30, 2017	$1,036.9	$(65.4)	$99.6	$1,071.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Non-controlling Interests	Total Equity
	Shares	$

Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	4.3	—	—	4.3
Adjustment for adoption of ASU 2018-02	—	—	—	16.1	(16.1)	—	—
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	15.2	—	15.2
Reclassification of unrealized losses on investments and other financial instruments, net of tax, included in net earnings	—	—	—	—	7.0	—	7.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	3.3	—	3.3
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	(5.9)	—	(5.9)
Stock-based compensation	—	—	1.3	—	—	—	1.3
Shares issued for investment success bonuses, net of issuance costs	1.0	—	19.8	—	—	—	19.8
Contribution of CSA services from FNF	—	—	0.9	—	—	—	0.9
Ceridian stock-based compensation	—	—	5.2	—	—	—	5.2
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	4.1	4.1
Net loss	—	—	—	(19.4)	—	(16.4)	(35.8)
Balance, September 30, 2018	71.9	$—	$1,157.4	$1.2	$(67.5)	$81.4	$1,172.5

See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,

	2018	2017

Cash flows from operating activities:
Net (loss) earnings	$(35.8)	$99.5
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	46.9	43.6
Equity in losses of unconsolidated affiliates	16.9	16.3
Distributions from investments in unconsolidated affiliates	1.2	—
Realized gains and asset impairments, net	(71.0)	(1.1)
Gain on sale of OneDigital	—	(276.0)
Stock-based compensation cost	21.0	0.4
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	1.6	8.1
Net increase in inventory, prepaid expenses and other assets	(10.6)	(18.7)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(12.8)	3.0
Net change in income taxes	(6.2)	13.5
Net cash used in operating activities	(48.8)	(111.4)
Cash flows from investing activities:
Proceeds from sale of investment securities	17.7	31.6
Additions to property and equipment	(10.3)	(28.4)
Additions to other intangible assets	—	(1.1)
Proceeds from sales of property and equipment	3.2	—
Purchases of investment securities available for sale	—	(1.3)
Additional investments in unconsolidated affiliates	—	(1.4)
Proceeds from the sale of investments in unconsolidated affiliates and other long term investments	7.0	—
Purchases of other long-term investments	(5.5)	(3.6)
Distributions from investments in unconsolidated affiliates	0.3	1.0
Net purchases of short-term investment securities	(32.2)	—
Net other investing activities	0.7	—
Proceeds from sale of OneDigital	—	326.0
Other acquisitions of businesses, net of cash acquired	—	(21.1)
Net cash (used in) provided by investing activities	(19.1)	301.7
Cash flows from financing activities:
Borrowings	0.1	74.8
Debt service payments	(124.1)	(32.5)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.1)
Sale of noncontrolling interest in consolidated subsidiary	4.1	—
Payment of contingent consideration for prior period acquisitions	—	(4.0)
Equity transactions with Parent, net	—	(39.4)
Net cash used in financing activities	(119.9)	(1.2)
Net (decrease) increase in cash and cash equivalents	(187.8)	189.1
Cash and cash equivalents at beginning of period	245.6	146.4
Cash and cash equivalents at end of period	$57.8	$335.5

See Notes to Condensed Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.1 billion as of September 30, 2018. Our business consists of managing and operating certain majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. As of September 30, 2018, our primary majority and minority-owned subsidiaries include American Blue Ribbon Holdings, LLC and its affiliates ("ABRH"), T-System Holdings, LLC ("T-System"), Ceridian HCM Holding, Inc. ("Ceridian HCM"), and various other controlled portfolio companies and minority equity investments.

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
Recent Developments
Dun & Bradstreet
On August 8, 2018, we entered into an agreement to partner with an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors to acquire The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet", NYSE:DNB) (the "DNB Acquisition"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between Dun & Bradstreet, Star Parent, L.P. ("Star"), a Delaware limited partnership, and Star Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Star, and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet surviving the Merger as a wholly owned subsidiary of Star.
Under the terms of the Merger, which has been unanimously approved by Dun & Bradstreet’s Board of Directors, Dun & Bradstreet shareholders will receive $145.00 in cash for each share of common stock they own.
The DNB Acquisition will be financed through a combination of committed equity financing provided by the Consortium, committed preferred equity from preferred equity sources and debt financing that has been committed to by Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Royal Bank of Canada.
As of the date of this Quarterly Report, we have entered into certain non-binding commitments with various investors to syndicate $400 million of our Equity Commitment (as defined in Note G). We expect to retain the remaining $500 million investment in the DNB Acquisition, representing 25.7% of the outstanding common equity of Star and Dun & Bradstreet, and to fund such amount through cash and investments on hand and debt financing.
The DNB Acquisition is expected to close within six months, subject to regulatory clearances and other customary closing conditions. The Dun & Bradstreet board is unanimously recommending that stockholders vote to adopt the merger agreement.
On September 12, 2018, Dun & Bradstreet filed its preliminary proxy statement on Schedule 14A with the United States Securities and Exchange Commission ("SEC"). The definitive proxy statement was filed with the SEC on October 2, 2018.
On November 7. 2018, Dun & Bradstreet held a special meeting of its stockholders to consider and vote on a proposal to adopt the Merger Agreement and Dun & Bradstreet stockholders voted to approve the Merger.
See Note G for further discussion of our obligations under the DNB Acquisition, Merger Agreement and other related agreements.
Ceridian
On April 26, 2018, Ceridian HCM's previously announced registration statement on Form S-1 was declared effective by the SEC and Ceridian HCM priced its initial public offering of 21,000,000 shares of common stock at a price of $22.00 per share (the "Ceridian IPO"). In addition, the underwriters of the Ceridian IPO were granted and exercised a 30-day option to purchase up to an additional 3,150,000 shares at the initial public offering price, less underwriting discounts and commissions. The New York Stock Exchange ("NYSE") and the Toronto Stock Exchange ("TSX") have approved the listing of Ceridian HCM's shares. Ceridian HCM’s shares trade on the NYSE and TSX under the ticker symbol “CDAY.” In accordance with the terms of our management agreement with Ceridian, the agreement was terminated upon closing of the Ceridian IPO. The termination resulted in a termination fee of $5.6 million which was paid to us on May 1, 2018 and is included in Other operating revenue on the Condensed Consolidated and Combined Statement of Operations for the nine months ended September 30, 2018.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

As a result of the Ceridian IPO, and participation in a concurrent private placement investment in which we acquired 1,521,030 shares of CDAY representing an investment of $33.4 million from funds previously invested by us and held at Ceridian, we own a total of 37,135,921 shares of CDAY. We recorded a gain of $63.2 million related to our change in ownership of Ceridian which is included in Realized gains, net on the Condensed Consolidated and Combined Statement of Operations for the nine months ended September 30, 2018. The recorded gain is net of $21.1 million of losses (exclusive of $4.4 million of income tax benefit) related to reclassification adjustments from Other comprehensive income.
On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus was calculated based on 10% of the value of our investment in Ceridian HCM in excess of our basis in Ceridian prior to the Ceridian IPO. The success bonus was paid to certain members of the Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian and was paid in a combination of cash and stock. On May 16, 2018, we issued 991,906 shares of our common stock for the stock portion of the bonuses. The remaining $46.9 million was paid in cash during the nine months ended September 30, 2018. The expense resulting from the success bonus is included in Personnel expense on the Condensed Consolidated and Combined Statement of Operations for the nine months ended September 30, 2018.
LifeWorks Corporation Ltd. ("LifeWorks"), a former minority-owned subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with the Ceridian IPO. On July 27, 2018, LifeWorks was sold to Morneau Shepell, Inc. for $325.0 million. Cannae's cash proceeds for its equity interest in LifeWorks were $56.2 million, of which $49.8 million was received in October 2018. A receivable for the proceeds is included in Prepaid expenses and other current assets on our Condensed Consolidated and Combined Balance Sheet as of September 30, 2018. The remainder of the proceeds is expected to be received in 2018. We recorded a gain of $23.7 million on the sale which is included in Realized gains (losses), net on the Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2018.
Restaurant Group
On November 6, 2018, we entered into various definitive agreements with Fidelity Newport Holdings, LLC ("FNH", a subsidiary of the Company and the direct parent of ABRH), ABRH and 99 Restaurants Holdings, LLC ("99 Holdings" and, together with its direct and indirect subsidiaries, the "99 Companies") pursuant to which the following occurred (collectively, the "ABRH-99 Restructuring"): (i) ABRH and certain of its direct and indirect subsidiaries transferred to the applicable 99 Companies those assets principally associated with the 99 Restaurants brand that were not already owned by the 99 Companies; (ii) the existing intercompany credit facility (with an outstanding balance of approximately $133.0 million in principal, plus accrued but unpaid interest and fees) under which we were the sole lender to ABRH, for the benefit of ABRH and its subsidiaries, including the 99 Companies (the “Intercompany Credit Facility”), was modified so that 99 Holdings became the direct borrower (and ABRH and all of its direct and indirect subsidiaries, other than the 99 Companies, were released from their obligations thereunder); (iii) $100.0 million of the outstanding balance due to Cannae under the Intercompany Credit Facility was exchanged for 66.7% of the direct equity interest in 99 Holdings (with ABRH being the direct holder of the remaining 33.3% of the equity interests in 99 Holdings); (iv) FNH paid a facilitation fee to us in the form of 18,023,407 Class A units of FNH and (v) ABRH agreed to continue to provide support services to the 99 Companies. As a result of the the ABRH-99 Restructuring, Cannae (x) owns 65.4% of FNH directly and (y) 88.5% of 99 Holdings beneficially (through a combination of its directly held equity interests in 99 Holdings and the equity interests it holds in FNH).
In the quarter ended September 30, 2018, we entered into a plan to sell certain real estate assets of ABRH including its corporate offices located in Nashville, Tennessee and Denver, Colorado. In conjunction with the plan of sale, we reclassified $8.3 million from Property and equipment, net to Prepaid expenses and other current assets on the Condensed Consolidated and Combined Balance Sheet as of September 30, 2018.
Other Developments
On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. Pursuant to the Loan Agreement, the Borrower may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. Interest on term loans under the Margin Facility is payable in-kind or cash at the Borrower's election. The Margin Facility is collateralized by 25.0 million shares of Ceridian held by the Company which will be contributed to the Borrower prior to any draws under the Margin Facility. The Margin Facility is subject to maintenance and margin LTV ratios pursuant to which the Borrower will be required to maintain a certain loan to value ratio (based on the value of Ceridian common stock held by Borrower). In the event that this ratio is not maintained, the Borrower must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the term loans thereunder. The Loan Agreement contains customary representations and warranties,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

covenants, event-of-default, and margin maintenance provisions for financings of this nature which, subject to certain terms and conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding term loans under the Margin Facility upon occurrence. As of the date of this Quarterly Report, there are no borrowings outstanding under the Margin Facility.
Concurrently with the Loan Agreement, Cannae entered into a Guaranty (the "Guaranty Agreement") in favor of the Administrative Agent and other lenders thereto pursuant to which Cannae absolutely, unconditionally and irrevocably guaranteed all of the Borrower's obligations under the Loan Agreement for a period of up to one year after the conditions to the effectiveness of the Loan Agreement have been met. During the period in which the Guaranty Agreement is enforceable, Cannae will be liable for all obligations payable by the Borrower under the Loan Agreement and other agreements entered into in connection therewith.
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
On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million common shares of Cannae were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the three and nine months ended September 30, 2017 were calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2017.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended September 30, 2018, there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2018, there were 0.1 million antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share.
Income Tax
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. Our effective tax rate was 8.2% and 12.3% in the three months ended September 30, 2018 and 2017, respectively, and 10.8% and 45.8% in the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate in the three-month period was attributable to the decrease in the statutory rate under the Tax Reform Act, partially offset by the discrete tax expense related to the sale of the Company’s LifeWorks investment. The decrease in the effective tax rate in the nine-month period was attributable to the Tax Reform Act and the impact of permanent differences primarily related to the wage and tip credits and losses in the Restaurant Group.
The Tax Reform Act significantly changes how the United States taxes corporations. The Company has analyzed and interpreted the current and future impacts of the Tax Reform Act and recorded the provisional effects in its financial statements as of September 30, 2018. However, the legislation remains subject to potential amendments, technical corrections and further guidance. Further, in connection with the filing of its tax return, the Company has the ability to change certain elections it has applied to the calculation of the year-end deferred tax assets and liabilities or amounts related to investments in subsidiaries.  When the impact of the Tax Reform Act is finalized, the Company will record any necessary adjustments in the period in which the change occurs. No adjustments related to the Tax Reform Act were recorded in the three and nine months ended September 30, 2018. The only area of continued analysis with respect to the Tax Reform Act is the final tax return to provision adjustments.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Goodwill
Due to a significant decrease in the Restaurant Group's cash flows and unfavorable results of operations, the Company performed an interim impairment test of goodwill related to the Restaurant Group reporting unit in the third quarter of 2018. The results of the Company’s interim impairment test indicated the fair value of the Restaurant Group reporting unit exceeded its carrying value by 13%. Therefore, the Company concluded that the carrying value of goodwill of $103.1 million related to the Restaurant Group was not impaired based on the interim test. The valuation of goodwill requires the use of estimates of future results of reporting units. Due to uncertainty inherent in the estimation of the fair value of goodwill, should results of operations or cash flows of the Restaurant Group deteriorate in the near future we may be required to record material impairments in future periods. The Company will continue to monitor the results of this reporting unit.
Other Intangible Assets
We recorded $2.4 million of impairment expense related to a tradename in our Restaurant Group segment in the three months ended September 30, 2018 and an additional $3.4 million of impairment expense related to an abandoned software project in our Restaurant Group in the nine months ended September 30, 2018.
Property and Equipment, net
We recorded $1.7 million and $3.3 million of impairment expense related to Property and equipment in our Restaurant Group segment in the three and nine months ended September 30, 2018, respectively, which is recorded within Other operating expenses on our Condensed Consolidated and Combined Statements of Operations for the periods then ended.
Discontinued Operations
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital"). We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale. As a result of the sale of OneDigital we have reclassified the financial results of OneDigital to discontinued operations for the nine months ended September 30, 2017 in our Condensed Consolidated and Combined Statement of Operations. See Note J for further details of the results of OneDigital.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

including interim periods within those fiscal years. Early application of the standard is permitted. The ASU allows for a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees were required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and only include required disclosures for prior periods.
We are still evaluating the totality of the effects this new guidance will have on our business process and systems, financial statements and related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard and are in process of transitioning our lease accounting within the software. We anticipate this standard will have a material impact on our consolidated balance sheets. However, while we are still completing our analysis, we do not anticipate that adoption of this ASU will have a material impact on our consolidated statements of operations. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for leased real estate for our Restaurant Group. We plan to adopt this standard on January 1, 2019.
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
Revision of Prior Period Financial Statements
Prior Year Revisions
In connection with the preparation of our Consolidated and Combined Financial Statements for the year ended December 31, 2017, we identified and corrected prior period errors pertaining to the accounting for our investment in Ceridian. Specifically, the adjustments related to: (1) our accounting for the equity pick-up related to stock-based compensation at Ceridian and (2) the timing of accounting adjustments made by Ceridian and by us. Adjustments in (1) above related to our accounting for the equity pick-up related to stock-based compensation at Ceridian had no impact to equity due to offsetting adjustments to Parent investment in FNFV Group.
These corrections resulted in the following changes:
i.an increase in Equity in losses of unconsolidated affiliates of $1.5 million and $2.4 million for the three and nine months ended September 30, 2017 respectively; and

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

ii.a decrease in Income tax benefit of $0.8 million for the nine months ended September 30, 2017.
The effect of all prior period corrections, as disclosed in our Annual Report, decreased Parent investment in FNFV Group by $3.9 million as of December 31, 2016. The aggregate of these corrections and the corrections impacting the nine months ended September 30, 2017, as described above, decreased Parent investment in FNFV Group by $2.6 million at September 30, 2017.
No earnings per share data was affected as our shares began trading on November 20, 2017 and therefore was not previously presented.
Revisions to Prior Interim Periods of the Current Year
In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended September 30, 2018, we identified and corrected an error pertaining to our presentation of comprehensive (loss) earnings for the three and six months ended June 30, 2018. The misstatement related to the reclassification of $16.7 million of unrealized losses of unconsolidated affiliates from accumulated other comprehensive loss to earnings in conjunction with the Ceridian IPO. The reclassification was properly reflected in the Condensed Consolidated Statement of Equity for the six months ended June 30, 2018; however, it was omitted from the Condensed Consolidated Statements of Comprehensive (Loss) Earnings. This omission resulted in a $16.7 million overstatement of the comprehensive loss and the comprehensive loss attributable to Cannae Holdings, Inc. for the three and six months ended June 30, 2018.
We have corrected the presentation of our comprehensive (loss) earnings for the nine months ended September 30, 2018 in the accompanying Condensed Consolidated Statement of Comprehensive (Loss) Earnings. The correction resulted in (i) an increase in the reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings, (ii) a decrease in comprehensive loss and (iii) an increase in comprehensive earnings attributable to Cannae Holdings, Inc. of $16.7 million.
Earnings from continuing operations, net earnings and earnings per share for the three and six months ended June 30, 2018 were not affected by the error and we have reflected the reclassification in the Condensed Consolidated and Combined Statement of Comprehensive (Loss) Earnings for the nine months ended September 30, 2018.
In accordance with accounting guidance found in ASC Topic 250-10 Accounting Changes and Error Corrections (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material, individually or in the aggregate, to any of our previously issued financial statements. Since the revision was not material to any prior period, no amendments to previously issued financial statements are required. Consequently, we have adjusted for these errors by revising the financial statement line items discussed above, including the related impacts to the statements of comprehensive loss, equity and cash flows and disclosures in our historical financial statements.
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
The purchase price has been allocated to T-System's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. $32.8 million of the goodwill recorded is deductible for tax purposes.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table summarizes the total purchase price consideration and the final fair value amounts recognized for the assets acquired, excluding cash received, and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade receivables	$11.3
Prepaid and other assets	2.0
Property and equipment	1.2
Goodwill	94.0
Other intangible assets	114.9
Total assets acquired	223.4

Accounts payable and accrued liabilities	6.6
Deferred revenue	11.0
Deferred tax liabilities	4.9
Total liabilities assumed	22.5
Net assets acquired	$200.9
For comparative purposes, selected unaudited pro-forma combined results of operations of Cannae for the three and nine months ended September 30, 2017 are presented below (in millions). Pro-forma results presented assume the consolidation of T-System occurred as of the beginning of the 2017 period. Amounts are adjusted to exclude transaction costs directly attributable to the acquisition of T-System.

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(Unaudited)
Total revenues	$295.1	$895.0
Net (loss) earnings attributable to Cannae Holdings	(17.2)	110.0
The gross carrying values and weighted average estimated useful lives of property and equipment and other intangible assets acquired in the T-System acquisition consists of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$1.2	3 - 5
Other intangible assets:
Customer relationships	59.2	10
Computer software	45.1	9
Tradename	10.6	10
Total other intangible assets	114.9
Total	$116.1

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$23.5	$23.5
Deferred compensation	4.2	—	—	4.2
Total assets	$4.2	$—	$23.5	$27.7
Liabilities:
Deferred compensation	$4.2	$—	$—	$4.2
Total liabilities	$4.2	$—	$—	$4.2

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$14.8	$—	$14.8
Equity securities	17.7	—	—	17.7
Deferred compensation	4.4	—	—	4.4
Total assets	$22.1	$14.8	$—	$36.9
Liabilities:
Deferred compensation	$4.4	$—	$—	$4.4
Total liabilities	$4.4	$—	$—	$4.4

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

fair value of our Level 3 fixed-maturity securities available for sale varies by security type and was 11.8% to 17.0% as of September 30, 2018 and a weighted average of 11.9%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of September 30, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and nine months ended September 30, 2018.

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$21.6	$—
Transfers from Level 2	—	21.4
Paid-in-kind dividends (1)	—	0.1
Accretion of original purchase discount (1)	0.3	0.5
Net valuation gain included in other comprehensive earnings	1.6	1.5
Fair value, end of period	$23.5	$23.5
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated and Combined Statements of Operations

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. For the nine months ended September 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period which they occur.
As of December 31, 2017 and September 30, 2017, we held no material assets or liabilities measured at fair value using Level 3 inputs.
All of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 relate to fixed maturity securities considered Level 3 fair value measures.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments

Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$23.5	$21.4	$2.1	$—	$23.5
Total	$23.5	$21.4	$2.1	$—	$23.5

	December 31, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$14.8	$26.3	$0.3	$(11.8)	$14.8
Equity securities	17.7	17.7	0.3	(0.3)	17.7
Total	$32.5	$44.0	$0.6	$(12.1)	$32.5

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of September 30, 2018 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
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

During the three and nine months ended September 30, 2018, we incurred $9.5 million of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized gains (losses), net on the Condensed Consolidated and Combined Statements of Operations. The impairment recorded relates to a corporate debt holding which has experienced a prolonged period of declining earnings and which we are uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings. During the three and nine months ended September 30, 2017, we incurred no other-than-temporary impairment charges relating to investment securities.
During the nine months ended September 30, 2018, we sold equity securities for gross proceeds of $17.7 million, resulting in realized gains of less than $0.1 million. During the nine months ended September 30, 2017, we sold equity securities for gross proceeds of $31.6 million, resulting in realized gains of $5.1 million. We sold no securities in the three months ended September 30, 2018 or September 30, 2017.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of September 30, 2018, we held $5.1 million of corporate debt securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2018 and December 31, 2017 consisted of the following (in millions):

	Ownership at September 30, 2018	September 30, 2018	December 31, 2017
Ceridian	—%	$—	$324.9
Ceridian II	—%	—	58.4
Ceridian HCM (CDAY)	26.9%	413.9	—
Total investment in Ceridian		413.9	383.3
Other	various	37.0	41.6
Total		$450.9	$424.9
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
Based on quoted market prices, the aggregate value of our ownership of Ceridian HCM common stock is $1.6 billion as of September 30, 2018.
Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated and Combined Balance Sheets and Statements of Operations, respectively, is presented below. As a result of the Ceridian IPO and associated internal restructuring of Ceridian HCM, financial information as of and for the three and nine months ended September 30, 2018 below represents the operating results and financial position of Ceridian HCM and financial information as of December 31, 2017, and for the three and nine months ended September 30, 2017, represents the operating results and financial position of Ceridian, adjusted to remove the effects of the discontinued operations of LifeWorks. See Note A for further discussion of Ceridian HCM's distribution of LifeWorks.

	September 30, 2018	December 31, 2017
	(In millions)
Total current assets before customer funds	$291.7	$459.3
Customer funds	3,426.6	4,099.7
Goodwill and other intangible assets, net	2,142.1	2,167.5
Other assets	102.4	104.1
Total assets	$5,962.8	$6,830.6
Current liabilities before customer obligations	$139.3	$177.7
Customer obligations	3,457.0	4,105.5
Long-term obligations, less current portion	665.0	1,119.8
Other long-term liabilities	163.0	197.9
Total liabilities	4,424.3	5,600.9
Equity	1,538.5	1,229.7
Total liabilities and equity	$5,962.8	$6,830.6

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	(In millions)		(In millions)
Total revenues	$179.6	$163.5	$546.1	$488.4
Earnings (loss) before income taxes	6.5	(16.8)	(43.1)	(48.4)
Net earnings (loss)	4.4	(20.1)	(63.2)	(54.2)

Short-term Investments
Short-term investments consist primarily of commercial paper and short-duration U.S. agency securities which have an original maturity of greater than three months but less than one year. Short-term investments are carried at amortized cost, which approximates fair value.

Note E — Inventory
Inventory consists of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Bakery inventory:
Raw materials	$8.6	$9.1
Semi-finished and finished goods	24.0	7.5
Packaging	3.1	2.8
Obsolescence reserve	(2.8)	(0.6)
Total bakery inventory	32.9	18.8
Other restaurant-related inventory	10.2	10.9
Other	0.2	—
Total inventory	$43.3	$29.7

Note F — Notes Payable
Notes payable consists of the following:

	September 30, 2018	December 31, 2017
	(In millions)
ABRH Term Loan, interest payable monthly at LIBOR + 3.0%, due August 2019	$—	$84.2
ABRH Revolving Credit Facility due August 2019 with interest payable monthly or quarterly at various rates	—	38.0
Brasada Cascades Credit Agreement, due January 2026 with interest payable monthly at varying rates	11.8	12.1
Corporate Revolver Note with FNF, Inc., unused portion of $100.0 million at September 30, 2018	—	—
Other	0.3	0.6
Notes payable, total	$12.1	$134.9
Less: Notes payable, current	0.5	122.2
Notes payable, long term	$11.6	$12.7
At September 30, 2018 the carrying value of our outstanding notes payable approximates fair value. The carrying values of the variable rate notes pursuant to the Brasada Cascades Credit Agreement approximate fair value as they are variable rate instruments with short reset periods (either monthly or quarterly) which reflect current market rates. The revolving credit facilities

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

are considered Level 2 financial liabilities. The fixed-rate note pursuant to the Cascades Credit Agreement approximates fair value as of September 30, 2018.
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Cascades Credit Agreement”) with Bank of the Cascades, an Oregon state-chartered commercial bank (“Bank of the Cascades”), as lender. On June 13, 2018, the Cascades Credit agreement was modified to add an additional line of credit of $3.6 million and to assign the loan from the Bank of the Cascades to First Interstate Bank. The material terms of the Cascades Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, the variable rate notes incurred interest at 4.42%, and there is $4.4 million available to be drawn on the Line of Credit Loan.
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
On June 30, 2014, FNF Group issued to Fidelity National Financial Ventures, LLC ("FNFV, LLC"), a former subsidiary of FNFV Group, a revolver note in an aggregate principal amount of up to $100.0 million (the “Revolver Note”), pursuant to FNF's revolving credit facility. On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver") which replaced the Revolver Note. The material terms of the FNF Revolver are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, we have not made any borrowings under the FNF Revolver.

Gross principal maturities of notes payable at September 30, 2018 are as follows (in millions):
2018 (remaining)	$0.1
2019	0.6
2020	1.3
2021	0.5
2022	0.5
Thereafter	9.4
$12.4

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of September 30, 2018 and December 31, 2017, we had $0.6 million and $0.2 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
O’Charley’s is the defendant in a lawsuit, Otis v. O’Charley’s, LLC, filed on July 13, 2016, in U.S. District Court, Central District of Illinois. The lawsuit purports to bring a national class action on behalf of all O’Charley’s servers and bartenders under the Fair Labor Standards Act and similar state laws. The complaint alleges that O'Charley's failed to pay plaintiffs the applicable minimum wage and overtime by requiring tipped employees to: (a) spend more than twenty percent of their time performing non-tipped duties, including dishwashing, food preparation, cleaning, maintenance, and other "back of the house" duties; and (b) perform “off the clock” work. Plaintiffs seek damages and declaratory relief. The named plaintiffs and members of the putative class are parties to employment agreements with O’Charley’s that provide, inter alia, for individual arbitration of potential claims and disputes. On October 25, 2016, the District Court entered an Order staying all proceedings in the Otis case pending the United States Supreme Court’s resolution of certain petitions for certiorari filed in several Circuit Courts of Appeals cases that address the issue of whether agreements between employers and employees to arbitrate disputes on an individual basis are enforceable under the Federal Arbitration Act. The Order provides that, if certiorari is granted in any of the Circuit Courts of Appeals cases, the stay of the Otis case will continue until the Supreme Court reaches a final decision on the merits in the cases. On January 13, 2017, the Supreme Court granted certiorari in three of the Circuit Courts of Appeals cases that address the enforceability of arbitration agreements. On May 21, 2018, the Supreme Court ruled on the issue, holding that class-action waivers in employment arbitration agreements are enforceable. The District Court has continued the stay pending the completion of such arbitration proceedings, which have not yet commenced.
Operating Leases
Future minimum operating lease payments as of September 30, 2018 are as follows (in millions):

2018 (remaining)	$15.4
2019	60.0
2020	54.2
2021	47.4
2022	36.3
Thereafter	138.9
Total future minimum operating lease payments	$352.2
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2018 to determine the amount of the obligations.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Purchase obligations as of September 30, 2018 are as follows (in millions):

2018 (remaining)	$67.2
2019	45.2
2020	21.2
2021	8.5
2022	3.8
Thereafter	3.6
Total purchase commitments	$149.5
DNB Acquisition
In connection with the DNB Acquisition, we entered into an equity commitment letter (the "Equity Commitment Letter"), a limited guarantee agreement (the "Limited Guarantee"), and a letter (the "Letter").
Equity Commitment Letter
On August 8, 2018, we entered into the Equity Commitment Letter with Star, pursuant to which the Company has committed, on the terms and subject to the conditions set forth therein, at the closing of the Merger (the “Closing”), to purchase, directly or indirectly, common equity of Star for an aggregate purchase price equal to $900.0 million (the “Equity Commitment”), subject to certain reductions for syndication sales to other investors as prescribed by the Letter (the terms of which are described more fully under “Letter” below). The Equity Commitment, together with the equity commitments of other members of the Consortium and other funding as contemplated by the Merger Agreement, will be used by Star, to fund, directly or indirectly, the Merger, to the extent necessary.
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
Limited Guarantee
In addition, on August 8, 2018, the Company executed a Limited Guarantee in favor of Dun & Bradstreet to guarantee payment of 46.31% of certain termination fees, summarized below, and other expenses payable by Star in the event that the Merger Agreement is terminated pursuant to certain provisions of the Merger, subject to the terms and conditions set forth therein.
The Merger Agreement includes the following termination rights and related termination fees, which are subject to the provisions of the Limited Guarantee:
•if the Merger Agreement is terminated by Dun & Bradstreet (i) because Star or Merger Sub have breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period or (ii) because Star has failed to consummate the Merger pursuant to the Merger Agreement notwithstanding the satisfaction or waiver of the conditions to Star's and Merger Sub’s obligations to do so and certain notice of such failure from Dun & Bradstreet to Star, then Star will be required to pay Dun & Bradstreet a termination fee equal to $380.1 million and
•if the Merger Agreement is terminated in certain circumstances related to the failure to receive certain regulatory approvals, then Star will be required to pay Dun & Bradstreet a termination fee equal to $380.1 million.
Letter
In connection with the execution of the Merger Agreement, we entered into the Letter with Star. The terms of the Letter stipulate that the Company, as soon as reasonably practicable following the execution of the Merger Agreement, shall use reasonable best efforts, in collaboration with Star, to syndicate at least $600.0 million of the Equity Commitment to other investors, subject to certain qualifications set forth therein. In addition, the Letter places certain restrictions on the Company's ability to sell or pledge any of our 37,135,921 shares of Ceridian other than for the purposes of funding the Equity Commitment, along with other restrictions.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

The obligations of the Company under the Letter will terminate automatically and immediately upon the earliest to occur of: (a) the Closing; (b) the reduction of the Equity Commitment to $300.0 million or less, subject to certain terms and conditions stipulated in the Letter; and (c) the termination of the Company's obligation to fund the Equity Commitment (as defined in the Equity Commitment Letter) pursuant to the terms of the Equity Commitment Letter. Additionally, the Company shall remain the primary obligor for the Equity Commitment (including to the extent syndicated) until the earlier of (i) the Closing and (ii) the termination of our obligation to fund the Equity Commitment pursuant to the terms of the Equity Commitment Letter. We are permitted to have our syndicated investors enter into an equity commitment with Star or the Company.
As of the date of this Quarterly Report, we have entered into non-binding commitments with various investors to syndicate $400 million of our Equity Commitment. We expect to retain the remaining $500 million investment in the DNB Acquisition, representing 25.7% of the outstanding common equity of Star and Dun & Bradstreet, and to fund such amount through cash and investments on hand and debt financing.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$269.3	$—	$—	$—	$—	$269.3
Other operating revenues	—	14.1	179.6	10.1	(179.6)	24.2
Revenues from external customers	269.3	14.1	179.6	10.1	(179.6)	293.5
Interest and investment income, including realized gains and losses	(2.4)	—	—	15.3	—	12.9
Total revenues	266.9	14.1	179.6	25.4	(179.6)	306.4
Depreciation and amortization	11.8	4.5	14.3	0.4	(14.3)	16.7
Interest expense	(4.1)	(1.4)	(8.8)	5.1	8.8	(0.4)
(Loss) earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	(21.7)	(2.9)	6.5	11.2	(6.5)	(13.4)
Income tax (benefit) expense	—	(0.7)	(0.9)	(0.4)	0.9	(1.1)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(21.7)	(2.2)	7.4	11.6	(7.4)	(12.3)
Equity in earnings of unconsolidated affiliates	—	—	—	2.6	1.2	3.8
(Loss) earnings from continuing operations	$(21.7)	$(2.2)	$7.4	$14.2	$(6.2)	$(8.5)
Assets	$454.8	$219.5	$5,962.8	$690.4	$(5,962.8)	$1,364.7
Goodwill	103.1	94.0	1,949.8	0.1	(1,949.8)	197.2
As of and for the three months ended September 30, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$270.0	$—	$—	$—	$270.0
Other operating revenues	—	163.5	11.3	(163.5)	11.3
Revenues from external customers	270.0	163.5	11.3	(163.5)	281.3
Interest and investment income, including realized gains and losses	—	—	1.4	—	1.4
Total revenues	270.0	163.5	12.7	(163.5)	282.7
Depreciation and amortization	11.2	13.6	0.7	(13.6)	11.9
Interest expense	(1.6)	(21.9)	(0.2)	21.9	(1.8)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(18.5)	(16.8)	(2.7)	16.8	(21.2)
Income tax expense (benefit)	—	0.9	(2.6)	(0.9)	(2.6)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(18.5)	(17.7)	(0.1)	17.7	(18.6)
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.2	(6.3)	(6.1)
(Loss) earnings from continuing operations	$(18.5)	$(17.7)	$0.1	$11.4	$(24.7)
Assets	$490.1	$6,195.7	$879.6	$(6,195.7)	$1,369.7
Goodwill	103.1	1,964.5	—	(1,964.5)	103.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$819.3	$—	$—	$—	$—	$819.3
Other operating revenues	—	47.4	546.1	24.6	(546.1)	72.0
Revenues from external customers	819.3	47.4	546.1	24.6	(546.1)	891.3
Interest and investment income, including realized gains and losses	(1.0)	—	—	83.3	—	82.3
Total revenues	818.3	47.4	546.1	107.9	(546.1)	973.6
Depreciation and amortization	33.2	12.8	42.4	0.9	(42.4)	46.9
Interest expense	(11.6)	(2.9)	(74.4)	10.9	74.4	(3.6)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(36.9)	(4.2)	(43.1)	19.9	43.1	(21.2)
Income tax (benefit) expense	—	(1.3)	5.8	(1.0)	(5.8)	(2.3)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(36.9)	(2.9)	(48.9)	20.9	48.9	(18.9)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	—	3.4	(20.4)	(16.9)
(Loss) earnings from continuing operations	$(36.8)	$(2.9)	$(48.9)	$24.3	$28.5	$(35.8)
Assets	$454.8	$219.5	$5,962.8	$690.4	$(5,962.8)	$1,364.7
Goodwill	103.1	94.0	1,949.8	0.1	(1,949.8)	197.2
As of and for the nine months ended September 30, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total

Restaurant revenues	$830.4	$—	$—	$—	$830.4
Other operating revenues	—	488.4	21.7	(488.4)	21.7
Revenues from external customers	830.4	488.4	21.7	(488.4)	852.1
Interest and investment income, including realized gains and losses	—	—	8.8	—	8.8
Total revenues	830.4	488.4	30.5	(488.4)	860.9
Depreciation and amortization	32.9	39.7	2.0	(39.7)	34.9
Interest expense	(4.8)	(65.3)	(0.4)	65.3	(5.2)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	(24.6)	(48.4)	(34.3)	48.4	(58.9)
Income tax expense (benefit)	—	3.8	(27.0)	(3.8)	(27.0)
(Loss) earnings from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	(24.6)	(52.2)	(7.3)	52.2	(31.9)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	1.3	(17.7)	(16.3)
(Loss) earnings from continuing operations	$(24.5)	$(52.2)	$(6.0)	$34.5	$(48.2)
Assets	$490.1	$6,195.7	$879.6	$(6,195.7)	$1,369.7
Goodwill	103.1	1,964.5	—	(1,964.5)	103.1

The activities in our segments include the following:

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn and Bakers Square restaurant and food service concepts, as well as its Legendary Baking bakery operation.

•
Ceridian. This segment consists of our 26.9% ownership interest in Ceridian HCM. Ceridian HCM offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. Ceridian HCM's cloud offering, Dayforce, is a cloud solution that meets Human Capital Management ("HCM") needs with one employee record and one user experience throughout the application. Dayforce enables organizations to process pay, maintain human resources records, manage benefits enrollment, schedule

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian Elimination section of the segment presentation above. As a result of the Ceridian IPO and associated internal restructuring of Ceridian HCM, financial information as of and for the three and nine months ended September 30, 2018 above represents the operating results and financial position of Ceridian HCM and financial information as of and for the three and nine months ended September 30, 2017, represents the operating results and financial position of Ceridian, adjusted to remove the effects of the discontinued operations of LifeWorks. See Note A for further discussion of Ceridian HCM's distribution of LifeWorks.

•
T-System. This segment consists of the operations of our 97% owned subsidiary, T-System, acquired on October 16, 2017. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System organizes itself into two businesses. The Clinical Documentation business offers software solutions providing clinical staff with full workflow operations that drive documentation completeness and revenue optimization to more than 450 customer sites. Additionally, the patented T-Sheet is the industry standard for emergency department documentation, with more than 475 customer sites. The Coding Software & Outsourced Solutions business provides a full-service outsourced coding solution as well as a cloud-based software-as-a-service solution for self-service coding. These offerings help more than 75 customers at more than 400 sites optimize their revenue cycle workflow and customer revenue reimbursement through improved coding accuracy and compliance and coder productivity compared to in-house coding.

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

	Nine months ended September 30,
	2018	2017
	(In millions)
Cash paid during the period:
Interest	$0.4	$6.8
Income taxes	0.2	114.4
Non-cash investing activities:
Acquisition of Ceridian HCM common shares through non-cash private placement investment - see Note A	$(33.4)	$—
Non-cash distribution of LifeWorks from Ceridian - see Note A	32.5	—
Receivable from sale of LifeWorks	56.2	—
Non-cash financing activities:
Liabilities and noncontrolling interests assumed in connection with acquisitions:
Fair value of net assets acquired	$—	$25.9
Less: Total cash purchase price	—	21.1
Liabilities and noncontrolling interests assumed	$—	$4.8
Debt extinguished through the sale of OneDigital	$—	$151.1

Note J — Discontinued Operations
OneDigital
On June 6, 2017, we completed the sale of OneDigital. As a result of the sale of OneDigital we have reclassified the financial results of OneDigital to discontinued operations for the nine months ended September 30, 2017 in our Condensed Consolidated and Combined Statement of Operations. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of OneDigital to the Condensed Consolidated and Combined Statement of Operations is shown below:

Nine months ended September 30,

2017
(Unaudited)
Revenues:
Other operating revenue	80.9
Total operating revenues	80.9
Operating expenses:
Personnel costs	56.9
Depreciation and amortization	8.8
Other operating expenses	11.3
Total operating expenses	77.0
Operating income	3.9
Other income (expense):
Interest expense	(2.9)
Realized gain	276.0
Total other income	273.1
Earnings from discontinued operations before income taxes	$277.0
Income tax expense	129.3
Earnings from discontinued operations	147.7

Cash flow from discontinued operations data:
Net cash provided by operations	$17.3
Net cash used in investing activities	(27.3)
Other acquisitions/disposals of businesses, net of cash acquired, on the Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2017 includes $25.9 million related to acquisitions made by OneDigital. Borrowings and debt service payments on the Condensed Consolidated and Combined Statements of Cash Flows include $23.0 million and $3.0 million, respectively, for the nine months ended September 30, 2017 related to borrowings and principal repayments by OneDigital.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Disaggregation of Revenue
Our revenue consists of:

		Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$247.6	$252.5	$765.1	$777.0
Bakery sales	Restaurant Group	20.2	16.1	49.7	49.1
Franchise and other	Restaurant Group	1.5	1.4	4.5	4.3
Total restaurant revenue		269.3	270.0	819.3	830.4
Other operating revenue:
T-System, point-in-time	T-System	6.2	—	21.9	—
T-System, over time	T-System	7.8	—	25.4	—
Real estate and resort	Corporate and other	10.2	11.0	18.5	19.9
Other	Corporate and other	—	0.3	6.2	1.8
Total other operating revenue		24.2	11.3	72.0	21.7
Total operating revenues		293.5	281.3	891.3	852.1
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about receivables and deferred revenue:

	September 30,	December 31,
	2018	2017
	(In millions)
Trade receivables	$34.2	$35.8
Deferred revenue (contract liabilities)	22.3	35.2
Deferred revenue is recorded primarily for our T-System revenue and restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated and Combined Balance Sheets. Revenue of $9.1 million was recognized in the three months ended September 30, 2018 that was included in Deferred revenue at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2018, approximately $24.1 million of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring, long-term contracts of one to five years associated with T-System's RevCycle+ and EV contracts. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 48% of our remaining performance obligations over the next 12 months, approximately another 28% over the next 13 to 24 months, and the balance thereafter.

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
Ceridian HCM
As of September 30, 2018, we own a 26.9% interest in Ceridian HCM. Ceridian HCM is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. As a result of Ceridian's acquisition of Dayforce Corporation in 2012, which built Dayforce, a cloud HCM solution, Ceridian HCM generally stopped actively selling its bureau solutions to new customers in the United States to focus its resources on expanding the Dayforce platform and growing cloud solutions. Through the nine months ended September 30, 2018, Ceridian HCM’s cloud revenue is more than double its legacy bureau revenue and continues to grow.
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
T-System
The healthcare industry is impacted by several factors that can impact the business landscape in which T-System operates. In the past several years, health care providers have shown a preference for single IT platforms across all venues. During this same time, there has been a push for interoperability across different healthcare IT systems due to the likelihood that a single patient will have medical information from multiple health care facilities or providers. Healthcare IT systems and services providers continue to face increasing headwinds from factors such as legislative and regulatory reform, complex reimbursement models, and difficulties in electronic data exchange. These factors may continue to impact the results of T-System’s operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Revenues:
Restaurant revenue	$269.3	$270.0	$819.3	$830.4
Other operating revenue	24.2	11.3	72.0	21.7
Total operating revenues	293.5	281.3	891.3	852.1
Operating expenses:
Cost of restaurant revenue	244.5	242.9	725.4	727.7
Personnel costs	30.6	18.7	145.0	79.2
Depreciation and amortization	16.7	11.9	46.9	34.9
Other operating expenses	27.6	28.6	73.9	72.8
Total operating expenses	319.4	302.1	991.2	914.6
Operating loss	(25.9)	(20.8)	(99.9)	(62.5)
Other income (expense):
Interest and investment income	1.6	1.6	4.5	3.9
Interest expense	(0.4)	(1.8)	(3.6)	(5.2)
Realized gains (losses), net	11.3	(0.2)	77.8	4.9
Total other income	12.5	(0.4)	78.7	3.6
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(13.4)	(21.2)	(21.2)	(58.9)
Income tax benefit	(1.1)	(2.6)	(2.3)	(27.0)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(12.3)	(18.6)	(18.9)	(31.9)
Equity in earnings (losses) of unconsolidated affiliates	3.8	(6.1)	(16.9)	(16.3)
Loss from continuing operations	(8.5)	(24.7)	(35.8)	(48.2)
Net earnings from discontinued operations, net of tax	—	—	—	147.7
Net (loss) earnings	(8.5)	(24.7)	(35.8)	99.5
Less: Net loss attributable to non-controlling interests	(9.6)	(8.1)	(16.4)	(10.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$1.1	$(16.6)	$(19.4)	$110.3
 Revenues.
Total revenues increased by $12.2 million in the three months ended September 30, 2018, compared to the corresponding period in 2017 and increased by $39.2 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017.
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders increased by $17.7 million in the three months ended September 30, 2018, compared to the corresponding period in 2017 and decreased income (increased loss) by $129.7 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017.
The change in revenue and net earnings (loss) is discussed in further detail at the segment level below.
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
Income tax benefit was $1.1 million and $2.6 million in the three-month periods ended September 30, 2018 and 2017, respectively, and $2.3 million and $27.0 million in the nine-month periods ended September 30, 2018 and 2017, respectively. Income tax benefit as a percentage of loss from continuing operations before income taxes and equity in unconsolidated affiliates was 8.2% and 12.3% for the three-month periods ended September 30, 2018 and 2017, respectively, and 10.8% and 45.8% for the nine-month periods ended September 30, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in the effective tax rate in the three-month period was attributable to the decrease in the statutory rate under the Tax Reform Act, partially offset by the discrete tax expense related to the sale of the Company’s LifeWorks investment. The decrease in the effective tax rate in the nine-month period was attributable to the Tax Reform Act and the impact of permanent differences primarily related to the wage and tip credits and losses at the Restaurant Group.
Equity in earnings (losses) of unconsolidated affiliates was $3.8 million and $(6.1) million for the three-month periods ended September 30, 2018 and 2017, respectively. Equity in losses of unconsolidated affiliates was $(16.9) million and $(16.3) million for the nine-month periods ended September 30, 2018 and 2017. The equity in earnings (losses) in 2018 and 2017 consisted primarily of net earnings (losses) related to our investment in Ceridian, partially offset by earnings at various other unconsolidated affiliates.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Restaurant revenue	$269.3	$270.0	$819.3	$830.4
Total operating revenues	269.3	270.0	819.3	830.4
Operating expenses:
Cost of restaurant revenue	244.5	242.9	725.4	727.7
Personnel costs	12.3	13.4	35.3	39.1
Depreciation and amortization	11.8	11.2	33.2	32.9
Other operating expenses	15.9	19.4	49.7	50.5
Total operating expenses	284.5	286.9	843.6	850.2
Operating loss	(15.2)	(16.9)	(24.3)	(19.8)
Other income (expense):
Interest expense	(4.1)	(1.6)	(11.6)	(4.8)
Realized losses, net	(2.4)	—	(1.0)	—
Total other expense	(6.5)	(1.6)	(12.6)	(4.8)
Loss from continuing operations before income taxes, equity in earnings (losses) of unconsolidated affiliates and noncontrolling interest	$(21.7)	$(18.5)	$(36.9)	$(24.6)
Total revenues for the Restaurant group segment decreased $0.7 million, or 0.3%, in the three months ended September 30, 2018 and decreased $11.1 million, or 1.3%, in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The decrease in both periods was primarily driven by a decrease in restaurant and bakery sales, primarily driven by decreased comparable store sales and guest counts overall, partially offset by increases in the average guest check.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our Restaurant Group decreased 0.7% in both the three and nine months ended September 30, 2018 compared to the comparable periods in 2017. The decrease in both periods is primarily attributable to decreased comparable store sales at our O'Charley's, Village Inn and Baker's Square concepts, partially offset by increased comparable store sales at our 99 Restaurants concept.
Cost of restaurant revenue increased by $1.6 million, or 0.7%, in the three months ended September 30, 2018 from the corresponding period in 2017. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 90.8% and 90.0% in the three months ended September 30, 2018 and 2017, respectively. Cost of restaurant revenue decreased by $2.3 million, or 0.3%, in the nine months ended September 30, 2018 from the corresponding period in 2017. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 88.5% and 87.6% in the nine months ended September 30, 2018 and 2017, respectively.
Interest expense increased $2.5 million, or 156.3%, in the three months ended September 30, 2018 from the corresponding period in 2017. The increase is attributable to an increase in the interest rate on ABRH's debt associated with the assignment of ABRH's external debt to Cannae in March 2018. Interest expense increased $6.8 million, or 141.7%, in the nine months ended September 30, 2018 from the corresponding period in 2017. The increase is attributable to an increase in the interest rate on ABRH's debt associated with the assignment of ABRH's external debt to Cannae in March 2018 and a related $1.2 million write-off of deferred financing costs. Subsequent to the assignment of ABRH's outstanding debt to Cannae, the associated interest expense is eliminated in the Corporate and Other segment.
Loss from continuing operations before income taxes increased by $3.2 million and $12.3 million in the three and nine months ended September 30, 2018, respectively, from the corresponding periods in 2017. The increase in loss was primarily attributable to the factors discussed above.

Ceridian HCM
As of September 30, 2018, we own a 26.9% interest in Ceridian HCM. We account for our investment in Ceridian HCM under the equity method of accounting; therefore, its results of operations do not consolidate into ours. Details relating to the results of operations of Ceridian HCM (NYSE: "CDAY") can be found in its periodic filings with the SEC.
T-System
We acquired T-System on October 16, 2017. The following table presents the results from operations of our T-System segment:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(In millions)
Revenues:
Other operating revenue	$14.1	$47.4
Total operating revenues	14.1	47.4
Operating expenses:
Personnel costs	8.0	25.4
Depreciation and amortization	4.5	12.8
Other operating expenses	3.1	10.5
Total operating expenses	15.6	48.7
Operating loss	(1.5)	(1.3)
Other expense:
Interest expense	(1.4)	(2.9)
Total other expense	(1.4)	(2.9)
Loss from continuing operations before income taxes, equity in earnings (losses) of unconsolidated affiliates and noncontrolling interest	$(2.9)	$(4.2)
Corporate and Other
The Corporate and Other segment consists of certain other unallocated corporate overhead expenses, and other smaller investments.
The Corporate and Other segment generated revenues of $10.1 million and $11.3 million for the three months ended September 30, 2018 and 2017, respectively, and $24.6 million and $21.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the nine-month period was primarily driven by a $5.6 million termination fee associated with the termination of our management agreement with Ceridian, partially offset by a decrease in real estate sales.
Other operating expenses were $8.6 million and $9.2 million for the three months ended September 30, 2018 and 2017, respectively, and $13.7 million and $22.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the nine month period is primarily attributable to lower corporate overhead costs and decreased expense in our real estate operations.
Personnel costs were $10.3 million and $5.3 million for the three months ended September 30, 2018 and 2017, respectively. Personnel costs were $84.3 million and $40.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the three month period is primarily attributable to bonuses on the sale of LifeWorks and the increase in the nine month period is primarily attributable to investment success bonuses associated with the Ceridian IPO and sale of LifeWorks.
Interest income (expense) in the Corporate and Other segment was $5.1 million and $(0.2) million for the three months ended September 30, 2018 and 2017, respectively, and $10.9 million and $(0.4) million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in expense (increase in income) in both the three- and nine-month periods is attributable to intercompany eliminations associated with the replacement of ABRH's external debt with an intercompany note with us and eliminations of our intercompany note with T-System.
This segment generated pretax earnings (loss) of $11.2 million and $(2.7) million for the three months ended September 30, 2018 and 2017, respectively. The increase in earnings is attributable to the aforementioned changes in revenues and expenses as well as a gain of $23.7 million on the sale of LifeWorks, partially offset by impairment losses of $9.5 million recognized on investment securities. This segment generated pretax earnings (loss) of $19.9 million and $(34.3) million for the nine months ended September 30, 2018 and 2017, respectively. The increase in earnings is attributable to the aforementioned changes in revenues and expenses as well as $63.2 million of realized gains associated with the Ceridian IPO, the gain of $23.7 million on the sale of

LifeWorks, partially offset by impairment losses of $9.5 million recognized on investment securities in the 2018 period and $5.1 million of realized gains associated with sales of equity investment securities in the 2017 period.
Discontinued Operations
As a result of the sale of OneDigital, the financial results of OneDigital have been reclassified to discontinued operations for the nine months ended September 30, 2017. Earnings from discontinued operations were $147.7 million for the nine months ended September 30, 2017. Refer to Note J. Discontinued Operations to our Condensed Consolidated and Combined Financial Statements in Item 1 of Part I of this Quarterly Report for further information.
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
Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2018 and 2017 totaled $48.8 million and $111.4 million, respectively. The decrease in cash used in operations of $62.6 million is primarily attributable to decreased taxes paid of $114.2 million in the 2018 period from the comparable period in 2017, partially offset by cash provided by discontinued operations of $17.3 million in the 2017 period, increased cash bonus expenses of $26.4 million in the 2018 period, and decreased consolidated pretax loss in the 2018 period. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the nine months ended September 30, 2018 and 2017 were $(19.1) million and $301.7 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $320.8 million from the 2018 period to the 2017 period is primarily attributable to the $326.0 million cash proceeds from sale of OneDigital in the 2017 period and $32.2 million of purchases of short term investments in the 2018 period, partially offset by decreased capital expenditures and cash used for acquisitions in the 2018 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $10.3 million and $28.4 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Capital expenditures in the 2018 period primarily consist of purchases of property and equipment in our Restaurant Group segment and to a lesser extent property improvements at our real estate operations. The decrease in expenditures in the 2018 period from the 2017 period is reflective of a decrease in spending in our Restaurant Group segment and decreased spending at OneDigital due to its sale in June 2017.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2018 and 2017 were $119.9 million and $1.2 million, respectively. The increase in cash used in financing activities of $118.7 million in the 2018 period compared to the 2017 period is primarily attributable to the payoff of ABRH's external debt and decreased borrowings in the 2018 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2018 to determine the amount of the obligations.
As of September 30, 2018, our required annual payments relating to these contractual obligations were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Notes payable	$0.1	$0.6	$1.3	$0.5	$0.5	$9.4	$12.4
Operating lease payments	15.4	60.0	54.2	47.4	36.3	138.9	352.2
Unconditional purchase obligations	67.2	45.2	21.2	8.5	3.8	3.6	149.5
Total	$82.7	$105.8	$76.7	$56.4	$40.6	$151.9	$514.1
DNB Acquisition. See Note A and Note G included in Item 1 of Part 1 of this Quarterly Report for further discussion of our material contractual obligations pursuant to, and contingencies resulting from, the Equity Commitment, Limited Guarantee and Letter.
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
Equity Security Investments. During the nine months ended September 30, 2018, we sold the remainder of our equity securities holdings for gross proceeds of $17.7 million, resulting in net realized gains of less than $0.1 million.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment operating leasing arrangements.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Estimates
Goodwill. Due to a significant decrease in the Restaurant Group's cash flows and unfavorable results of operations, the Company performed an interim impairment test of goodwill related to the Restaurant Group reporting unit in the third quarter of 2018. The results of the Company’s interim impairment test indicated the fair value of the Restaurant Group reporting unit exceeded its carrying value by 13%. Therefore, the Company concluded that the carrying value of goodwill of $103.1 million related to the Restaurant Group was not impaired based on the interim test. The valuation of goodwill requires the use of estimates of future results of reporting units. Due to uncertainty inherent in the estimation of the fair value of goodwill, should results of operations or cash flows of the Restaurant Group deteriorate in the near future we may be required to record material impairments in future periods. The Company will continue to monitor the results of this reporting unit.
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
Item 1A.      Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report, we identified the following additional risk as a result of the pending DNB Acquisition. See "Recent Developments" in Note A and "DNB Acquisition" in Note G to our Condensed Consolidated and Combined Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further discussion of the DNB Acquisition and related agreements.
Our pending acquisition of Dun & Bradstreet may expose us to certain risks.
On August 8, 2018, we entered into an agreement to partner with an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors to acquire The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet", NYSE:DNB) (the "DNB Acquisition"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between Dun & Bradstreet, Star Parent, L.P., a Delaware limited partnership ("Star"), and Star Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Star ("Merger Sub"), and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet surviving the Merger as a wholly owned subsidiary of Star. In connection with the DNB Acquisition, we entered into an equity commitment letter (the "Equity Commitment Letter"), a limited guarantee agreement (the "Limited Guarantee"), and a letter (the "Letter").
Upon consummation of the Merger, we are committed to purchase, directly or indirectly, common equity of Star for an aggregate purchase price equal to $900.0 million (the “Equity Commitment”), subject to certain reductions for syndication sales to other investors as prescribed by the Letter. The terms of the Letter stipulate that we will use reasonable best efforts, in collaboration with Star, to syndicate up to $600.0 million of the Equity Commitment to other investors, subject to certain qualifications set forth in the Letter. There can be no assurance that we will be able to successfully syndicate a portion of the Equity Commitment to other investors. If we are unable to syndicate sales to other investors or are otherwise unable to fund the Equity Commitment, our financial position may be materially impacted. The Letter also places certain restrictions on our ability to sell or pledge any of the 37,135,921 shares of Ceridian HCM Holding Inc. owned by us, other than for the purposes of funding the Equity Commitment. Accordingly, we may not be able to pursue attractive acquisition or other opportunities that may arise while the Letter is in effect. Additionally, pursuant to the terms of the Limited Guarantee, we have guaranteed payment of termination fees in certain events of termination of the Merger Agreement. Such termination events include, but are not limited to, breach of certain representations and warranties made by Star or failure to obtain certain regulatory approvals. There can be no assurance that we will be able to fulfill all commitments under the Equity Commitment Letter, Limited Guarantee or Letter or that we will receive all necessary regulatory approvals. If the DNB Acquisition is not completed due to such termination events, we would be required to fund material termination fees which could adversely impact our results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1	Equity Commitment Letter between the Registrant and Star Parent, L.P., dated August 8, 2018 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 13, 2018)

10.2	Limited Guarantee between the Registrant and The Dun & Bradstreet Corporation, dated August 8, 2018 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 13, 2018)

10.3	Letter between the Registrant and Star Parent, L.P., dated August 8, 2018 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 13, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Cannae Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated and Combined Balance Sheets, (ii) the Condensed Consolidated and Combined Statements of Operations, (iii) the Condensed Consolidated and Combined Statements of Comprehensive Earnings, (iv) the Condensed Consolidated and Combined Statements of Stockholders' Equity, (v) the Condensed Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2018	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)