Form 10-K
period 2018-12-31
Cannae Holdings, Inc.
filed 2019-03-18
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Cannae Common Stock held by non-affiliates of the registrant as of June 30, 2018, was $1,246,373,513 based on the closing price of $18.55 as reported by the New York Stock Exchange.
As of February 28, 2019 there were 72,223,692 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2018, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

CANNAE HOLDINGS, INC.
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Cannae Holdings, Inc. and its subsidiaries. Except where otherwise noted, all references to “we,” “us,” “our,” "Cannae", "Cannae Holdings", "the Company," or “CNNE” are to Cannae Holdings, Inc. and its subsidiaries, taken together.
Company Background
On November 17, 2017, Fidelity National Financial, Inc. (“FNF”) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae Holdings, Inc., with cash in lieu of fractional shares (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian Holding, LLC, T-System Holdings, LLC ("T-System"), and various other controlled portfolio companies and other minority equity investments. On November 20, 2017, Cannae common stock began “regular-way” trading on The New York Stock Exchange under the “CNNE” stock symbol.
On April 26, 2018, our minority-owned subsidiary Ceridian HCM Holding, Inc. ("Ceridian"), the parent of Ceridian Holding, LLC, completed its initial public offering (the "Ceridian IPO"). Following the Ceridian IPO, Ceridian's shares trade on the New York Stock Exchange ("NYSE") and the Toronto Stock Exchange ("TSX") under the ticker symbol “CDAY.” We retained the majority of our investment in Ceridian following its IPO. As of December 31, 2018, we own 23.5% of the outstanding common stock of Ceridian.
On February 8, 2019, Cannae and an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors completed the previously announced acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet")(the "DNB Acquisition"). Of our previously disclosed $900.0 million commitment to purchase common equity of the parent of Dun & Bradstreet, we retained and funded a $505.6 million investment, representing 24.5% of the outstanding common equity, and syndicated the remainder to other investors.
Refer to discussion under Recent Developments in Item 7 of Part II of this Annual Report on Form 10-K (this "Annual Report") for further information on the Ceridian IPO and DNB Acquisition and related transactions.
Description of Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.1 billion as of December 31, 2018. Our business consists of managing and operating majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of December 31, 2018 include our ownership interest in Ceridian; majority equity ownership stakes in ABRH, 99 Restaurants Holdings, LLC ("99 Restaurants") and T-System and various other controlled portfolio companies and minority equity and debt investments.
As of December 31, 2018, we had the following reportable segments:
Restaurant Group.  This segment consists of the operations of ABRH and 99 Restaurants, in which we have 65.4% and 88.5% ownership interests, respectively. ABRH and its affiliates are the owners and operators of the O'Charley's, Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation. 99 Restaurants and its affiliates are the owners and operators of the Ninety Nine Restaurants & Pub restaurant concept. ABRH and 99 Restaurants collectively operate more than 550 company and franchise family and casual dining restaurants and bakery operations in 40 states and Guam.
On November 6, 2018, we completed an internal restructuring of the Restaurant Group whereby 99 Restaurants was separated from ABRH. Refer to discussion under Recent Developments in Item 7 of Part II of this Annual Report for further information.
Ceridian.  This segment consists of our 23.5% ownership interest in Ceridian. Ceridian is a global human capital management (“HCM”) software company. Dayforce, Ceridian's flagship cloud HCM platform, provides human resources (“HR”), payroll, benefits, workforce management, and talent management functionality. In addition to Dayforce, Ceridian sells Powerpay, a cloud HR and payroll solution for the Canadian small business market, through both direct sales and established partner channels. Ceridian also continues to support customers using its Bureau solutions, which Ceridian generally stopped actively selling to new customers in 2012, following the acquisition of Dayforce. Ceridian invests in maintenance and necessary updates to support its Bureau customers and continues to migrate them to Dayforce. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours.

T-System. This segment consists of the operations of our 97%-owned subsidiary, T-System, acquired on October 16, 2017. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System organizes itself into two businesses. The Clinical Documentation business offers software solutions providing clinical staff with full workflow operations that drive documentation completeness and revenue optimization to more than 240 customers at more than 450 customer sites. Additionally, the patented T-Sheet is the industry standard for emergency department documentation, with more than 200 customers at more than 475 customer sites. The Coding Software & Outsourced Solutions business provides a full-service outsourced coding solution as well as a cloud-based software-as-a-service solution for self-service coding. These offerings help more than 75 customers at over 400 sites optimize their revenue cycle workflow and customer revenue reimbursement through improved coding accuracy and compliance and coder productivity compared to in-house coding.
Corporate and Other.  This segment consists of our share in the operations of controlled and uncontrolled portfolio companies including our 24.8% equity interest in Triple Tree Holdings, LLC ("Triple Tree"), our wholly-owned subsidiary Cannae Timber Resources LLC ("CTR"), our interest in the debt of Colt Holding LLC ("Colt Defense"), and other various majority and minority equity investments. Triple Tree is an independent, research-driven investment banking firm focused on mergers and acquisitions, financial restructuring, and principal investing services for innovative, high-growth businesses in the healthcare industry. CTR and its subsidiaries currently operate and invest in golf and real estate properties and develop, manage and operate residential and recreational properties, including a 1,800-acre ranch-style luxury resort and residential community in Oregon and an 18-hole championship golf facility in Idaho. Colt Defense researches, develops, manufactures and sells firearms for military and personal defense and recreational purposes in the U.S. and internationally. As of December 31, 2018, we own debt of Colt Defense with a market value of $17.8 million.
Strategy
We actively manage a group of companies and investments with a net asset value of approximately $1.1 billion as of December 31, 2018. Our strategy for the Company is to continue our activities with respect to such business investments to achieve superior financial performance, maximize and ultimately monetize the value of those assets and to continue to pursue similar investments in businesses and to grow and achieve superior financial performance with respect to such newly acquired businesses.
Restaurant Group. Our restaurant operations are focused in the family dining and casual dining segments of the restaurant industry. The Restaurant Group's strategy is to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined back-office synergies of our restaurant operating companies. We expect to continue to maintain a strong balance sheet for our Restaurant Group to provide stability in all operating environments.
Ceridian. Ceridian's business has transformed from a legacy service-bureau model into a cloud-based provider model, and in the second half of 2016, Cloud revenue surpassed Bureau revenue for the first time. Ceridian's flagship cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. As evidenced by its more than 60% compound annual growth rate since 2012, we believe that the Dayforce cloud offering, built on a single database, enjoys a competitive advantage in the marketplace. We believe Ceridian's Dayforce offering is a market leader as shown by both extensive recognition and industry awards. Nucleus Research named Dayforce as the leader in both HCM technology and Workforce Management, based on functionality and usability. In addition, Gartner Peer Insights placed Ceridian's Dayforce offering in the leader quadrant in global payroll services, and Ventana Research found Dayforce as the leader in both usability and capability in its Value Index. During 2016, Ceridian won several awards for Dayforce, including a TekTonic Award from HRO Today Magazine, a Gold American Business Award for best new product, and a Ventana Research Technology Innovation Award, among others.
T-System. T-System is engaged in providing clinical, financial, operational, and regulatory solutions for hospital emergency room ("ER") departments, free-standing emergency departments ("ED"), and urgent care healthcare facilities. T-System offers documentation solutions, including EV, an emergency department information system; EV for physicians, a solution with ER-specific clinical content and workflow for emergency physicians; T Sheets Digital, a documentation solution for urgent care; and T Sheets, which provides patient care through medical records/documentation and optimized reimbursement. We also provide charge capture and coding solutions that combine intelligent coding technology with services to improve quality and compliance, and result in accurate coding and financial outcomes for various types of facilities ranging from critical access hospitals to children's hospitals; and Advanced Coding System, which facilitates accurate coding for simple encounters and multiple patient complaints, and ensures optimal reimbursement for care provided. In the past several years, there has been an increased push for interoperability across systems to address the fact that patient records will contain information from more than one health care IT system. We believe that we are positioned to take the steps to create interoperability between T-System solutions and other large IT systems.
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
Through the date of this Annual Report, we have made significant progress both monetizing currently held investments and deploying capital toward new investments. Refer to discussion under Recent Developments in Item 7 of Part II of this Annual Report for further information.
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
Ceridian. Ceridian and its subsidiaries own or have the rights to various trademarks, trade names and service marks, including the following: Ceridian®, Dayforce® and various logos used in association with these terms.
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
Ceridian. Ceridian has in the past and expects in the future to experience seasonal fluctuations in its revenues and new customer contracts with the fourth quarter historically being its strongest quarter for new customer contracts, renewals, and customer go-lives. Although the growth of Ceridian's cloud solutions and the ratable nature of its fees makes this seasonality less apparent in its overall results of operations, we expect Ceridian's revenue to fluctuate quarterly and to be higher in the fourth and first quarters of each year. Fourth quarter revenue is driven by year-end processing fees and Dayforce customer go-lives; and first quarter revenue is driven by revenue earned for printing of year-end tax packages.
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
Ceridian. The market for HCM products is highly competitive. Ceridian's products compete primarily on the basis of technology, delivered functionality and performance, price, and service. Its competitors include (i) large service bureaus, primarily Automatic Data Processing Inc.; (ii) companies, such as Oracle, Kronos, Lawson, Ultimate Software and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers; and (iii) smaller service providers, such as Paychex.
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
Information Security
We and our unconsolidated affiliates are highly dependent on information technology networks and systems to securely process, transmit and store electronic information. Attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information.
We and our unconsolidated affiliates remain focused on making strategic investments in information security to protect the clients and information systems of our operating subsidiaries and unconsolidated affiliates. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. As the primary products and services of our operating subsidiaries and unconsolidated affiliates evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established risk management policies, including those related to information security and cybersecurity, designed to monitor and mitigate information security related risks.
Employees
As of February 1, 2019, Cannae and our consolidated subsidiaries had 26,413 full-time equivalent employees, which includes 25,920 in our Restaurant Group, 280 at T-System and 213 in the various businesses comprising our Corporate and other segment.

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
 Additional Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
 Our website address is www.cannaeholdings.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.
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
We have a limited operating history as a separate company upon which you can evaluate our performance.
We have a limited operating history as a public company. Accordingly, there can be no assurance that our business will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.
We may become subject to the Investment Company Act of 1940.
We do not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the "40 Act"). We were formed for the purpose of effecting the Split-Off and for controlling, operating or holding, as applicable, the FNFV Group's business and investments, including the portfolio companies. We engage primarily in the business of managing and operating our controlled subsidiaries. Our officers and any employees who provide services to us pursuant to the terms of our corporate services agreement with FNF devote their activities to the businesses of these portfolio companies. Our interest in the portfolio companies comprises substantially all of our assets and substantially all of our income, if any, is derived from restaurant revenue from our Restaurant Group, the revenue of T-System, and dividends and other distributions made on our interests in portfolio companies. Based on these factors, we believe that we are not an investment company under the 40 Act, including under Section 3(b)(1) of the 40 Act. If, at any time, we become primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the 40 Act. Following any such change in our business and after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become inadvertently subject to the 40 Act, any violation of the 40 Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.
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
While only approximately 9% of the Restaurant Group companies' consolidated restaurant sales in 2018 were attributable to the sale of alcoholic beverages, approximately 19% of the restaurant sales at Ninety Nine were attributable to the sale of alcoholic beverages in 2018. Alcoholic beverage control regulations require each restaurant to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Restaurant Group companies' restaurants, including minimum ages of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and the handling, storage and dispensation of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

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
In 2010, the Patient Protection and Affordable Care Act of 2010 (the "PPACA") was signed into law in the U.S. to require healthcare coverage for many uninsured individuals and expand coverage to those already insured. Starting in 2015, the PPACA required the Restaurant Group companies to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. Continued compliance with the requirements of the PPACA and rising costs of healthcare may impose additional administrative costs. The costs and other effects of these healthcare requirements may significantly increase our Restaurant Group companies' healthcare coverage costs in future periods and could have a material adverse effect on our business, financial condition and results of operations.
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
Factors Relating to Ceridian
Ceridian's solutions and business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection, and information security. Any failure by Ceridian or its third party service providers, as well as the failure of its platform or services, to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.
Ceridian is subject to a variety of U.S. and international laws and regulations, including regulation by various federal government agencies, including the FTC, and state and local agencies. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security, and storage of Personally Identifiable Information ("PII") of individuals; and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to Ceridian's collection, distribution, use, security, or storage of PII or other data relating to individuals. In addition, most states and some foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving certain types of PII. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements, or Ceridian's internal practices. Any failure or perceived failure by Ceridian to comply with U.S., E.U., or other foreign privacy or security laws, regulations, policies, industry standards, or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release, or transfer of, PII may result in governmental enforcement actions, litigation, fines and penalties, or adverse publicity and could cause Ceridian's customers to lose trust in it, which could harm its reputation and have a material adverse effect on our business, financial condition, and results of operations.
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection and information security in the United States, Canada, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on Ceridian's business. For example, in May 2018, the General Data Protection Regulation came into force, bringing with it a complete overhaul of E.U. data protection laws: the new rules supersede E.U. data protection legislation, impose more stringent E.U. data protection requirements, and provide for greater penalties for non-compliance. Changing definitions of what constitutes PII may also limit or inhibit Ceridian's ability to operate or to expand its business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Ceridian's failure to comply with applicable laws, directives, and regulations may result in enforcement action against it, including fines and imprisonment, and damage to Ceridian's reputation, any of which may have an adverse effect on its business and operating results. Further, in October 2015, the European Court of Justice issued a ruling invalidating the U.S.-E.U. Safe Harbor Framework, which facilitated transfers of PII to the United States in compliance with applicable E.U. data protection laws. In July 2016, the E.U. and the U.S. political authorities adopted the E.U.-U.S. Privacy Shield, replacing the Safe Harbor Framework and providing a new mechanism for companies to transfer E.U. PII to the United States. U.S. organizations wishing to self-certify under the Privacy Shield must pledge their compliance with its seven core and sixteen supplemental principles, which are based on European Data Protection Law.
If Ceridian's service is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject it or its customers to public criticism and potential legal liability. Public concerns regarding PII processing, privacy and security may cause some of its customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit Ceridian's customers’ websites or otherwise interact with them, Ceridian's customers could stop using its platform. This, in turn, may reduce the value of its services and slow or eliminate the growth of its business. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of PII may create negative public reactions to technologies, products, and services such as Ceridians.
Evolving and changing definitions of what constitutes PII and / or “Personal Data” within the United States, Canada, the European Union, and elsewhere, especially relating to the classification of internet protocol, or IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit Ceridian's ability to operate or to expand its business. Future laws, regulations, standards and other obligations could impair Ceridian's ability to collect or to use information that it utilizes to provide email delivery and marketing services to its customers, thereby impairing its ability to maintain and to grow its customer base and to increase revenue. Future restrictions on the collection, use, sharing, or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the use and disclosure of such information may limit our ability to develop new services and features.
Privacy concerns and laws or other domestic or foreign data protection regulations may reduce the effectiveness of Ceridian's applications, which could have a material adverse effect on our business, financial condition, and results of operations.
Ceridian's customers can use its applications to collect, to use, and to store PII regarding their employees, independent contractors, and job applicants. Federal, state, and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of PII obtained from individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of Ceridian's customers, or to its business directly, may limit the use and adoption of Ceridian's applications and reduce overall demand, or lead to significant fines, penalties, or liabilities for any non-compliance with such privacy laws. Furthermore, privacy concerns may cause Ceridian's customers’ workers to resist providing PII necessary to allow its customers to use its applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of Ceridian's applications in certain industries.
All of these domestic and international legislative and regulatory initiatives may adversely affect Ceridian's customers’ ability to process, to handle, to store, to use, and to transmit demographic information and PII from their employees, independent contractors, job applicants, customers, and suppliers, which could reduce demand for our applications. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact Ceridian's ability to profitably operate in certain European countries.
Further, international data protection regulations trending toward increased localized data residency rules make transfers from outside the regulation’s jurisdiction increasingly complex and may impact our ability to deliver solutions that meet all customers’ needs. If the processing of PII were to be further curtailed in this manner, our solutions could be less effective, which may reduce demand for our applications, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. If the processing of PII were to be curtailed in this manner, our solutions would be less effective, which may reduce demand for our applications, which could have a material adverse effect on our business, financial condition, and results of operations.
Ceridian's indebtedness could have a material adverse effect on our business, financial condition and results of operations.
Ceridian's outstanding indebtedness as of December 31, 2018 consisted of (i) a Senior Term Loan in the original principal amount of $680.0 million and (ii) a $300.0 million committed Revolving Facility. The Senior Credit Facilities are secured substantially by all of our assets. The Senior Term Loan has a maturity date of April 30, 2025, and the Revolving Facility has a maturity date of April 30, 2023. As of December 31, 2018, we had $678.3 million outstanding principal under our Senior Term Loan and no principal outstanding under our Revolving Facility.
Ceridian's outstanding indebtedness and any additional indebtedness it incurs may have important consequences for Ceridian, including, without limitation, that:

•	Ceridian may be required to use a substantial portion of its cash flow to pay the principal of and interest on its indebtedness;

•	Ceridian's indebtedness and leverage may increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures;

•	Ceridian's ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited;

•
Ceridian's indebtedness may expose it to the risk of increased interest rates because certain of its borrowings, including and most significantly its borrowings under its Senior Credit Facilities, are at variable rates of interest;

•	Ceridian's indebtedness may prevent it from taking advantage of business opportunities as they arise or successfully carrying out its plans to expand its business; and

•	Ceridian's flexibility in planning for, or reacting to, changes in its business and industry may be limited.
Under the terms of the agreements governing Ceridian's Senior Credit Facilities, Ceridian is required to comply with specified operating covenants and, under certain circumstances, a financial covenant applicable to the Revolving Facility, which may limit Ceridian's ability to operate its business as it otherwise might operate it. For example, the obligations under the Senior Credit Facilities may be accelerated upon the occurrence of an event of default, including, without limitation, payment defaults, cross-defaults to certain material indebtedness, covenant defaults, material inaccuracy of representations and warranties, bankruptcy events, material judgments, material defects with respect to guarantees and collateral, and change of control. If not cured, an event of default could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require Ceridian, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets, and/or to reduce or to delay planned capital or operating expenditures. Such measures might not be sufficient to enable Ceridian to service its debt, and any such financing or refinancing might not be available on economically favorable terms or at all. If Ceridian is not able to generate sufficient cash flows to meet its debt service obligations or are forced to take additional measures to be able to service its indebtedness, it could have a material adverse effect on our business, financial condition, and results of operations.
An information security breach of Ceridian's systems or the loss of, or unauthorized access to, customer information, failure to comply with the U.S. Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection, or a system disruption could have a material adverse effect on our business, market brand, financial condition, and results of operations.
Ceridian's business is dependent on its payroll, transaction, financial, accounting, and other data processing systems. Ceridian relies on these systems to process, on a daily and time sensitive basis, a large number of complicated transactions. Ceridian electronically receives, processes, stores, and transmits data and personally identifiable information (“PII”) about its customers and their employees, as well as its vendors and other business partners, including names, social security numbers, and checking account numbers. Ceridian keeps this information confidential. However, Ceridian's websites, networks, applications and technologies, and other information systems may be targeted for sabotage, disruption, or data misappropriation. The uninterrupted operation of Ceridian's information systems and Ceridian's ability to maintain the confidentiality of PII and other customer and individual information that resides on its systems are critical to the successful operation of Ceridian's business. While Ceridian has information security and business continuity programs, these plans may not be sufficient to ensure the uninterrupted operation of its systems or to prevent unauthorized access to the systems by unauthorized third parties. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, Ceridian may be unable to anticipate these techniques or to implement adequate preventative measures. These concerns about information security are increased with the mounting sophistication of social engineering. Ceridian's network security hardening may be bypassed by phishing and other social engineering techniques that seek to use end user behaviors to distribute computer viruses and malware into its systems, which might disrupt Ceridian's delivery of services and make them unavailable, and might also result in the disclosure or misappropriation of PII or other confidential or sensitive information. In addition, a significant cyber security breach could prevent or delay Ceridian's ability to process payment transactions.
Any information security breach in Ceridian's business processes or of its processing systems has the potential to impact its customer information and its financial reporting capabilities, which could result in the potential loss of business and Ceridian's ability to accurately report financial results. If any of these systems fail to operate properly or become disabled even for a brief period of time, Ceridian could potentially miss a critical filing period, resulting in potential fees and penalties, or lose control of customer data, all of which could result in financial loss, a disruption of Ceridian's businesses, liability to customers, regulatory intervention, or damage to its reputation. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. If Ceridian's security measures are breached as a result of third party action, employee or subcontractor error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, Ceridian's reputation may be damaged, its business may suffer, and Ceridian could incur significant liability. Ceridian may also experience security breaches that may remain undetected for an extended period of time. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, Ceridian may be unable to anticipate these techniques or to implement adequate preventative measures.
This environment demands that Ceridian continuously improve its design and coordination of security controls throughout the company. Despite these efforts, it is possible that Ceridian's security controls over data, training, and other practices it follows may not prevent the improper disclosure of PII or other confidential information. Any issue of data privacy as it relates to unauthorized access to or loss of customer and/or employee information could result in the potential loss of business, damage to Ceridian's market reputation, litigation, and regulatory investigation and penalties. For example, in December 2009 a criminal hacked into Ceridian's discontinued U.S. payroll application. Following receipt of an “access letter” in May 2010 from the FTC for a non-public review of the matter, Ceridian worked with the FTC and entered into a twenty-year consent order which became final in June 2011. Ceridian conceded no wrongdoing in the order and they were not subject to any monetary fines or penalties. However, in connection with the order, Ceridian is required to, among other things, maintain a comprehensive information security program that is reasonable and appropriate for its size, and complexity, and for the type of PII it collects. Ceridian is also required to have portions of its security program, which apply to certain segments of its U.S. business, reviewed by an independent third party on a biennial basis. Maintaining, updating, monitoring, and revising an information security program in an effort to ensure that it remains reasonable and appropriate in light of changes in security threats, changes in technology, and security vulnerabilities that arise from legacy systems is time-consuming and complex, and is an ongoing effort.
There may be other such security vulnerabilities that come to Ceridian's attention. The independent third party that reviews Ceridian's security program pursuant to the FTC consent order may determine that the existence of vulnerabilities in its security controls or the failure to remedy them in a timeframe they deem appropriate means that its security program does not provide a reasonable level of assurance that the security, confidentiality, and integrity of PII is protected by Ceridian (or that there was a failure to protect at some point in the reporting period). While Ceridian has taken and continues to take steps to ensure compliance with the consent order, if they are determined not to be in compliance with the consent order, or if any new breaches of security occur, the FTC may take enforcement actions or other parties may initiate a lawsuit. Any such resulting fines and penalties could have a material adverse effect on Ceridian's liquidity and financial results, and any reputational damage therefrom could adversely affect Ceridian's relationships with its existing customers and its ability to attain new customers. Ceridian's continued investment in the security of its technology systems, continued efforts to improve the controls within its technology systems, business processes improvements and the enhancements to its culture of information security may not successfully prevent attempts to breach Ceridian's security or unauthorized access to PII or other confidential, sensitive or proprietary information. In addition, in the event of a catastrophic occurrence, either natural or man-made, Ceridian's ability to protect its infrastructure, including PII and other customer data, and to maintain ongoing operations could be significantly impaired. Ceridian's business continuity and disaster recovery plans and strategies may not be successful in mitigating the effects of a catastrophic occurrence. Insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, Ceridian's insurance policies may not cover all claims made against them, and defending a suit, regardless of its merit, could be costly and divert management’s attention. If Ceridian's security is breached, if PII or other confidential information is accessed, if Ceridian fails to comply with the consent order or if Ceridian experiences a catastrophic occurrence, it could have a material adverse effect on its business, financial condition, and results of operations, and ultimately the value of our investment in Ceridian.
Litigation and regulatory investigations aimed at Ceridian or resulting from actions of its predecessor may result in significant financial losses and harm to its reputation.
Ceridian faces risk of litigation, regulatory investigations, and similar actions in the ordinary course of its business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations or tortious claims from customers or other third parties, fines, penalties, interest, or other damages as a result of erroneous transactions, breach of data privacy laws, or lawsuits and legal actions related to Ceridian's predecessors. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory, or criminal proceedings against Ceridian's directors, officers, or employees;

and the probability and amount of liability, if any, may remain unknown for significant periods of time. Ceridian may be also subject to various regulatory inquiries, such as information requests, and book and records examinations, from regulators and other authorities in the geographical markets in which Ceridian operates. A substantial liability arising from a lawsuit judgment or settlement or a significant regulatory action against Ceridian or a disruption in its business arising from adverse adjudications in proceedings against its directors, officers, or employees could have a material adverse effect on Ceridian's business, financial condition, and results or operations and ultimately the value of our investment in Ceridian.
Additionally, Ceridian is subject to claims and investigations as a result of its predecessor, Control Data Corporation (“CDC”), Ceridian Corporation, and other former entities for whom Ceridian is successor-in-interest with respect to assumed liabilities. For example, in September 1989, CDC became party to an environmental matters agreement with Seagate Technology plc (“Seagate”) related to groundwater contamination on a parcel of real estate in Omaha, Nebraska sold by CDC to Seagate. In February 1988, CDC entered into an arrangement with Northern Engraving Corporation and the Minnesota Pollution Control Agency in relation to groundwater contamination at a site in Spring Grove, Minnesota. In August 2017, Ceridian received notice of a mesothelioma claim related to CDC. Although Ceridian is fully reserved for the groundwater contamination liabilities, Ceridian cannot at this time accurately assess the merits of these claims, and cannot be certain if additional liabilities related to such predecessor companies will surface. Moreover, even if Ceridian ultimately prevails in or settles any litigation, regulatory action, or investigation, Ceridian could suffer significant harm to its reputation, which could materially affect its ability to attract new customers, to retain current customers, and to recruit and to retain employees, which could have a material adverse effect on Ceridian's business, financial condition, and results of operations, and ultimately, the value of our investment in Ceridian.
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
Approximately 30% of Ceridian's revenue for the year ended December 31, 2018 was obtained from companies headquartered outside of the United States, primarily from Canada. Ceridian's Canada operations provide certain HCM solutions for its Canadian customers. Ceridian is continuing to expand its international Cloud solutions into other countries. As such, Ceridian's international operations are subject to risks that could adversely affect those operations or its business as a whole, including:

•	costs of localizing products and services for foreign customers;

•	difficulties in managing and staffing international operations;

•	difficulties and increased expenses related to introducing corporate policies and controls in our international operations;

•	difficulties with or inability to engage global partners;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act;

•	additional regulatory compliance requirements;

•	exposure to legal jurisdictions that may not recognize or interpret customer contracts appropriately;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, the tax cost on the repatriation of earnings, and changes in tax rates;

•	restrictions on transfer of funds, laws and business practices favoring local competitors;

•	reduced or varied protection for intellectual property and other legal rights as compared to the United States;

•	practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	exposure to local economic and political conditions; and

•	changes in currency exchange rates, and in particular, changes in the currency exchange rate between U.S. dollars and Canadian dollars.
In addition, we anticipate that customers and potential customers may increasingly require and demand that a single vendor provide HCM solutions and services for their employees in a number of countries. If we are unable to provide the required services on a multinational basis, there may be a negative impact on our new orders and customer retention, which would negatively impact revenue and earnings. Although we have a multinational strategy, additional investment and efforts may be necessary to implement such strategy. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

Factors Relating to T-System
The healthcare industry is heavily regulated at the local, state and federal levels. T-System's failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect T-System's business.
The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscapes. In some instances, to the extent that they are subject to these laws and regulations, these regulations directly impact T-System's business. However, these regulations also impact T-System's business indirectly as, in a number of circumstances, T-System's solutions and services must be capable of being used by its customers in a way that complies with those laws and regulations, even though T-System may not be directly regulated by the specific healthcare laws and regulations. There is a significant number of wide-ranging regulations, including regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data, the American Reinvestment and Recovery Act ("ARRA") meaningful use program, and interoperability standards, that may be directly or indirectly applicable to T-System's operations and relationships or the business practices of its customers.
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
If T-System is unable to effectively grow revenue and profitability we may be required to record impairment charges to their assets, the carrying value of their goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
We assess the potential impairment of T-System's long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. We annually review and compare the carrying value of intangible assets, including goodwill, to the fair value. We cannot accurately predict the amount and timing of any recorded impairment to T-System's assets and there could be a material adverse effect on our financial condition and results of operations.

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
We will incur costs and expenses not previously incurred as a result of our separation from FNF. These increased costs and expenses may arise from various factors, including financial reporting or costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, tax administration and human resources related functions.) Although FNF will continue to provide many of these services for us at no-cost (other than reimbursement of FNF's out-of-pocket costs and expenses) under the corporate services agreement for up to three years following the Split-Off. If the corporate services agreement is not mutually terminated by Cannae Holdings and FNF prior to the expiration of the initial three-year term, the corporate services agreement will automatically renew for successive one-year terms on mutually agreeable arm's length terms unless FNF and Cannae Holdings mutually agree to terminate the agreement. We cannot assure you that we will not incur third-party vendor costs or out-of-pocket expenses under the corporate services agreement that are material to our business. Moreover, we will have to develop internal departments/functions to perform the services at the end of the term of the corporate services agreement.
Our company has overlapping directors and officers with FNF, which may lead to conflicting interests.
Four of our executive officers, Brent B. Bickett, Richard L. Cox, Michael L. Gravelle and David Ducommun, are also employed by FNF or FNF's subsidiaries and two of our directors, William P. Foley, II and Richard N. Massey also serve on the boards of directors of FNF or its subsidiaries. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at FNF or any other public company have fiduciary duties to that company's stockholders. We also are party to a variety of related party agreements and relationships with FNF and certain of FNF's subsidiaries and FNF and subsidiaries of FNF have an ownership interest in Cannae Holdings. From time to time, we may enter into transactions with FNF and/or its respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, FNF or any of our or its respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.
Our agreements with FNF were negotiated while we were a subsidiary of FNF.
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
Factors Relating to the Company's Investment in Dun & Bradstreet
Our investment in D&B may expose us to certain risks, which could have a material adverse effect on our results of operations or financial position.
On February 8, 2019, Cannae and an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors completed the previously announced acquisition of The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet" or "D&B")(the "DNB Acquisition"). Of our previously disclosed $900.0 million commitment to purchase common equity of the parent of Dun & Bradstreet, we retained and funded a $505.6 million investment, representing 24.5% of the outstanding common equity, and syndicated the remainder to other investors.
Refer to discussion under Recent Developments in Item 7 of Part II of this Annual Report for further information on the DNB Acquisition and related transactions.
D&B’s strategy is designed to drive long-term sustainable growth as one global company delivering content through modern channels to serve customer needs with their forward-leaning culture. The achievement of their strategic initiatives depends on a number of factors, including but not limited to their ability to maintain the integrity of their brand and reputation, customer demand for their products, the effect of macro-economic challenges on their customers and vendors, their reliance on third parties to provide data and certain operational services and their ability to protect their information technology. D&B may not be able to successfully implement their strategic initiatives in accordance with their expectations, or in the timeframe they desire, which may result in us not realizing our expected return on investment, or a negative return on investment.
D&B has undertaken a strategic and operational review of their business to help them find ways to accelerate value realization, including certain cost saving initiatives. Based on this review, D&B intends to undertake certain strategic and cost saving initiatives, which they believe will help them to achieve this goal. They cannot guarantee they will be able to successfully implement these strategic or cost saving initiatives. Furthermore, they may be unable to achieve, or may be delayed in achieving, some or all of the benefits from such initiatives. Additionally, even if they achieve these goals, they may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits. If they are unable to successfully implement these initiatives, if these initiatives are not as successful as planned or if they do not receive the expected benefits of these initiatives, they may not be able to meet their value realization expectations, which may result in us not realizing our expected return on investment, or a negative return on investment.
We expect our investment will be accounted for under the equity method of accounting, through which we will record our proportionate share of their net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If our equity-method investment is not recoverable, we may be required to record an impairment charge, which could have a material adverse effect on our results of operations.
Our company has overlapping directors with D&B, which may lead to conflicting interests.
Two of our directors, William P. Foley, II and Richard N. Massey also serve on the boards of directors of D&B or its parent and subsidiaries. From time to time, we may enter into transactions with D&B and/or its respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, D&B or any of our or its respective subsidiaries or affiliates as would be the case where there is no overlapping director.

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
Ceridian. The principal executive offices of Ceridian are located in Minneapolis, Minnesota and Toronto, Ontario. As of December 31, 2018, Ceridian's principal computer and office facilities are located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; St. Petersburg, Florida; St. Louis, Missouri; Honolulu, Hawaii; Louisville, Kentucky; in Winnipeg, Manitoba, Montreal, Quebec, Ottawa, Ontario, Calgary, Alberta, Halifax, Nova Scotia, Charlottetown, Prince Edward Island, Canada; and in Ebene, Mauritius.
T-System. T-System's headquarters are located in Dallas, Texas with other leased offices located in Kansas City, Kansas.
Corporate and Other. The Golf & Real Estate segment of CTR owns a 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon and an 18-hole championship golf facility located in Rock Creek, Idaho.

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
PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total shareholder return on our Cannae Holdings (CNNE) common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2018. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on November 20, 2017, the date which CNNE began trading.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

Among Cannae Holdings Inc, the S&P 500 Index,
and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
11/20/17
11/17
12/17
1/18
2/18
3/18
4/18
5/18
6/18
7/18
8/18
9/18
10/18
11/18
12/18
Cannae Holdings Inc
S&P 500
Peer Group

*$100 invested on 11/20/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	11/20/2017	12/31/2017	12/31/2018

Cannae Holdings, Inc.	100.00	92.60	93.09
S&P 500	100.00	104.21	99.64
Peer Group (1)	100.00	105.90	88.01
(1) This peer group consists of the following companies: Apollo Global Management, LLC, Ares Capital Corporation, BlackRock, Inc., The Blackstone Group L.P., The Carlyle Group L.P., Compass Diversified Holdings, Jefferies Financial Group Inc., KKR & Co. Inc., and Qurate Retail Inc.
On January 31, 2019, the last reported sale price of Cannae Holdings common stock on The New York Stock Exchange was $19.34 per share. We had approximately 5,073 shareholders of record of Cannae Holdings common stock.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated and Combined Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2018 presentation.
On June 6, 2017, we closed on the sale of OneDigital for $560.0 million in an all-cash transaction. The operations of One Digital are included in discontinued operations for the years ended December 31, 2017, 2016 and 2015. We recognized a pre-tax gain of $276.0 million on the sale and $126.3 million in income tax expense, which are included in Net earnings from discontinued operations on the Consolidated and Combined Statement of Operations for the quarter ended June 30, 2017.
On September 28, 2015, we completed the distribution of J. Alexander's to FNFV shareholders. The results of J. Alexander's operations are included through the distribution date.
On December 31, 2014, we completed the distribution of Remy International, Inc. to FNFV shareholders. The results of operations of Remy are included in discontinued operations for the year ended December 31, 2014.
Summary Balance Sheet Data:

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$323.0	$245.6	$141.7	$273.8	203.0
Total assets	1,459.5	1,487.2	1,473.3	1,469.5	1,918.1
Notes payable, long term	42.2	12.7	93.3	92.8	113.0
Equity	1,199.7	1,153.1	1,009.8	1,056.5	1,483.6

Summary Statement of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Operating Data:
Operating revenue	$1,205.4	$1,169.5	$1,178.4	$1,414.7	$1,453.8
Expenses:
Operating Expenses:
Cost of restaurant revenues	991.3	991.0	984.1	1,195.2	1,219.6
Personnel costs	170.3	103.2	68.3	85.4	110.7
Depreciation and amortization	61.3	49.3	44.7	49.8	53.2
Other operating expenses, including asset impairments	132.3	104.4	83.5	96.4	90.6
Total operating expenses	1,355.2	1,247.9	1,180.6	1,426.8	1,474.1
Operating loss	(149.8)	(78.4)	(2.2)	(12.1)	(20.3)
Total other income (expense), net	168.4	3.2	7.4	8.3	(1.4)
Earnings (loss) before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	18.6	(75.2)	5.2	(3.8)	(21.7)
Income tax expense (benefit)	13.1	(16.6)	(10.4)	(19.7)	160.3
Earnings (loss) before equity in (loss) earnings of unconsolidated affiliates	5.5	(58.6)	15.6	15.9	(182.0)
Equity in (loss) earnings of unconsolidated affiliates	(16.1)	3.4	(29.5)	(26.0)	431.9
(Loss) earnings from continuing operations, net of tax	(10.6)	(55.2)	(13.9)	(10.1)	249.9
Earnings from discontinued operations, net of tax	—	147.7	2.0	2.8	10.1
Net (loss) earnings	(10.6)	92.5	(11.9)	(7.3)	260.0
Less: Net (loss) earnings attributable to noncontrolling interests	(38.2)	(16.3)	0.5	15.6	3.8
Net earnings (loss) attributable to Cannae Holdings	$27.6	$108.8	$(12.4)	$(22.9)	$256.2

Per Share Data:
Basic
Net earnings (loss) from continuing operations attributable to Cannae Holdings common shareholders (1)	$0.39	$(0.55)	$(0.21)	$(0.36)	$3.49
Net earnings from discontinued operations attributable to Cannae Holdings common shareholders (1)	—	2.09	0.03	0.04	0.14
Net earnings (loss) per share attributable to Cannae Holdings common shareholders (1)	$0.39	$1.54	$(0.18)	$(0.32)	$3.63
Weighted average shares outstanding Cannae Holdings, basic basis (1)	71.2	70.6	70.6	70.6	70.6
Diluted
Net earnings (loss) from continuing operations attributable to Cannae Holdings common shareholders (1)	$0.39	$(0.55)	$(0.21)	$(0.36)	$3.49
Net earnings from discontinued operations attributable to Cannae Holdings common shareholders (1)	—	2.09	0.03	0.04	0.14
Net earnings (loss) per share attributable to Cannae Holdings common shareholders (1)	$0.39	$1.54	$(0.18)	$(0.32)	$3.63
Weighted average shares outstanding Cannae Holdings, diluted basis (1)	71.3	70.6	70.6	70.6	70.6
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—	$—
Book value per share Cannae Holdings (1)(2)	$16.61	$16.33	$14.30	$14.96	$21.01
______________________________________

(1)
On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million common shares of CNNE were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 were calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2014.

(2)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

Summary Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2018:
Operating revenue (1)	$292.4	$302.3	$293.5	$317.2
(Loss) earnings before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest (1)	(9.7)	(0.2)	(12.8)	41.3
Net (loss) earnings attributable to Cannae Holdings (1)	$(1.1)	$(19.8)	$1.5	$47.0
Basic (loss) earnings per share attributable to Cannae Holdings common shareholders (1)	$(0.02)	$(0.28)	$0.02	$0.66
Diluted (loss) earnings per share attributable to Cannae Holdings common shareholders (1)	$(0.02)	$(0.28)	$0.02	$0.66
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—
2017:
Operating revenue	$275.3	$295.5	$281.3	$317.4
(Loss) earnings before income taxes, equity in losses of unconsolidated affiliates, and noncontrolling interest	(2.2)	(35.4)	(21.2)	(16.4)
Net earnings (loss) attributable to Cannae Holdings	$0.5	$126.4	$(16.6)	$(1.5)
Basic earnings (loss) per share attributable to Cannae Holdings common shareholders	$—	$1.79	$(0.24)	$(0.02)
Diluted earnings (loss) per share attributable to Cannae Holdings common shareholders	$—	$1.79	$(0.24)	$(0.02)
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—

(1)
Previously reported quarterly information is different from the previously reported amounts in our Form 10-Qs for the periods ended March 31, June 30 and September 30, 2018 due to immaterial corrections made during the fourth quarter of 2018. Operating revenue for the quarters ended March 31 and June 30, 2018 decreased by $1.5 million and $1.6 million, respectively, from the previously reported amounts. (Loss) earnings before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest for the quarters ended March 31, June 30, and September 30, 2018 (increased) decreased by $(0.9) million, $(1.2) million, and $0.6 million, respectively from the previously reported amounts. Net (loss) earnings attributable to Cannae Holdings for the quarters ended March 31, June 30, and September 30, 2018 increased (decreased) by $0.6 million, $(1.0) million, and $0.4 million, respectively from the previously reported amounts. Basic loss per share attributable to Cannae Holdings common shareholders and Diluted loss per share attributable to Cannae Holdings common shareholders for the quarter ended June 30, 2018 increased by $0.02 per share from the previously reported amounts. The corrections relate to the immaterial correction of errors discussed further in Note A Business and Summary of Significant Accounting Policies to our Consolidated and Combined Financial Statements.

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
Recent Developments
Dun & Bradstreet
On August 8, 2018, we entered into an agreement to partner with an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors to acquire The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet") (the "DNB Acquisition"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between Dun & Bradstreet, Star Parent, L.P. ("Star"), a Delaware limited partnership, and Star Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Star, and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet continuing as the surviving company in the Merger. Under the terms of the Merger, Dun & Bradstreet shareholders received $145.00 in cash for each share of common stock they owned at closing.
On February 8, 2019, the DNB Acquisition closed and was financed through a combination of $2.1 billion of common equity financing provided by the Consortium, $1.1 billion of preferred equity from preferred equity sources and $4.0 billion of debt financing from various lenders.
Of our previously disclosed $900.0 million commitment to purchase common equity of Star and Dun & Bradstreet, we retained and funded a $505.6 million investment, representing 24.5% of the outstanding common equity, and syndicated the remainder to other investors. We expect to account for the DNB Investment as an equity method investment which will result in our initial investment being recorded as an Investment in unconsolidated affiliate on our balance sheet and our portion (24.5%) of Dun & Bradstreet's periodic earnings or losses to be included in Equity in earnings (losses) of unconsolidated affiliates, outside of operating income or loss, on our statement of operations.
Dun & Bradstreet is a global leader in commercial data and analytics and provides various services helping companies improve their operational performance.
Ceridian
On April 26, 2018, Ceridian's previously announced registration statement on Form S-1 was declared effective by the SEC and Ceridian priced its initial public offering of 21,000,000 shares of common stock at a price of $22.00 per share (the "Ceridian IPO"). In addition, the underwriters of the Ceridian IPO were granted and exercised a 30-day option to purchase up to an additional 3,150,000 shares at the initial public offering price, less underwriting discounts and commissions. The New York Stock Exchange ("NYSE") and the Toronto Stock Exchange ("TSX") have approved the listing of Ceridian's shares. Ceridian’s shares trade on the NYSE and TSX under the ticker symbol “CDAY.”
In accordance with the terms of our management agreement with Ceridian, the agreement was terminated upon closing of the Ceridian IPO. The termination resulted in a termination fee of $5.6 million which was paid to us on May 1, 2018 and is included in Other operating revenue on the Consolidated and Combined Statement of Operations for the year ended December 31, 2018.
Subsequent to the Ceridian IPO, and participation in a concurrent private placement investment in which we acquired 1,521,030 shares of CDAY representing an investment of $33.4 million from funds previously invested by us and held at Ceridian, we owned a total of 37,135,921 shares of CDAY. We recorded a gain of $63.2 million related to our change in ownership of Ceridian which is included in Realized gains, net on the Consolidated and Combined Statement of Operations for the year ended December 31, 2018. The recorded gain is net of $21.1 million of losses (exclusive of $4.4 million of income tax benefit) related to reclassification adjustments from Other comprehensive income.
On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus was calculated based on 10% of the value of our investment in Ceridian in excess of our basis in Ceridian prior to the Ceridian IPO. The success bonus was paid to certain members of the Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian, and was paid in a combination of cash and stock. On May 16, 2018, we issued 991,906 shares of our common stock for the stock portion of the bonuses. The remaining $46.9 million was paid in cash during the year ended December 31, 2018. The expense resulting from the success bonus is included in Personnel expense on the Consolidated and Combined Statement of Operations for the year ended December 31, 2018.

LifeWorks Corporation Ltd. ("LifeWorks"), a former minority-owned subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with the Ceridian IPO. On July 27, 2018, LifeWorks was sold to Morneau Shepell, Inc. for $325.0 million. Cannae's cash proceeds for its equity interest in LifeWorks were $56.2 million. We recorded a gain of $24.0 million on the sale which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations for the year ended December 31, 2018.
On November 16, 2018, we completed the sale of 4,396,694 shares of common stock of Ceridian as part of an underwritten secondary public offering by certain stockholders of Ceridian at a public offering price of $36.00 per share. In connection with the sale, the Company received $34.695 per share (after the applicable underwriter discount) for aggregate proceeds of $152.5 million. We recorded a gain of $92.6 million on the sale which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations for the year ended December 31, 2018. Subsequent to the sale, we own 23.5% of the outstanding common stock of Ceridian.
Restaurant Group
On November 6, 2018, we entered into various definitive agreements with Fidelity Newport Holdings, LLC ("FNH", a subsidiary of the Company and the direct parent of ABRH), ABRH and 99 Restaurants (together with its direct and indirect subsidiaries, the "99 Companies") pursuant to which the following occurred (collectively, the "ABRH-99 Restructuring"): (i) ABRH and certain of its direct and indirect subsidiaries transferred to the applicable 99 Companies those assets principally associated with the 99 Restaurants brand that were not already owned by the 99 Companies; (ii) the existing intercompany credit facility (with an outstanding balance of approximately $133.0 million in principal, plus accrued but unpaid interest and fees) under which we were the sole lender to ABRH, for the benefit of ABRH and its subsidiaries, including the 99 Companies (the “Intercompany Credit Facility”), was modified so that 99 Holdings became the direct borrower (and ABRH and all of its direct and indirect subsidiaries, other than the 99 Companies, were released from their obligations thereunder); (iii) $100.0 million of the outstanding balance due to Cannae under the Intercompany Credit Facility was exchanged for 66.7% of the direct equity interest in 99 Holdings (with ABRH being the direct holder of the remaining 33.3% of the equity interests in 99 Holdings); (iv) FNH paid a facilitation fee to us in the form of 18,023,407 Class A units of FNH and (v) ABRH agreed to continue to provide support services to the 99 Companies. As a result of the ABRH-99 Restructuring, Cannae (x) owns 65.4% of FNH directly and (y) 88.5% of 99 Holdings beneficially (through a combination of its directly held equity interests in 99 Holdings and the equity interests it holds in FNH).
On December 21, 2018, a wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility") with various banks. Proceeds of $36.2 million were received at closing and primarily used to repay the remaining balance outstanding under the Intercompany Credit Facility. See Note K for further details of the material terms of the agreements.
During the year ended December 31, 2018, we entered into a plan to sell certain real estate assets of ABRH including its corporate offices located in Nashville, Tennessee and Denver, Colorado. In conjunction with the plan of sale, we reclassified $9.3 million of assets held for sale from Property and equipment, net to Prepaid expenses and other current assets on the Consolidated and Combined Balance Sheet as of December 31, 2018.
Other Developments
On November 7, 2018, our wholly-owned subsidiary entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with various lenders pursuant to which we may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. See Note K to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
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
Acquisitions and Dispositions
       The results of operations and financial position of the entities acquired during any year are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. In the years ended December 31, 2017 and 2016, we made several acquisitions and dispositions of businesses. See Note B Acquisitions and Dispositions of our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
Related Party Transactions
Our financial statements for all years presented reflect transactions with FNF. See Note R to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.

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
Ceridian
As of December 31, 2018, we own a 23.5% interest in Ceridian. Ceridian is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. As a result of Ceridian's acquisition of Dayforce Corporation in 2012, which built Dayforce, a cloud HCM solution, Ceridian generally stopped actively selling its bureau solutions to new customers in the United States to focus its resources on expanding the Dayforce platform and growing cloud solutions. Through the year ended December 31, 2018, Ceridian’s cloud revenue is more than double its legacy bureau revenue and continues to grow.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. See Note A to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for discussion our significant accounting policies.
The accounting policies and estimates described below are those we consider critical in preparing our Consolidated and Combined Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
Valuation of Goodwill. Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually in the fourth quarter (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units. Our discounted cash flow projections include assumptions for growth rates for revenues, costs and earnings, which are based on various long-range financial and operational plans of each reporting unit. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by comparable public companies, the prevailing interest rates, credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions. Changes in the factors used in our fair value estimates, including declines in industry or company-specific sales, margin erosion, discount rates used, and market multiples could have a significant impact on the fair values of the reporting units.
For the year ended December 31, 2018, we recorded $26.7 million of impairment to goodwill in our ABRH reporting unit within our Restaurant Group segment. The impairment charge was a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs.
For years ended December 31, 2017 and 2016, we determined that there were no events or circumstances which indicated that the carrying value of goodwill exceeded the fair value and no impairment was recorded.
With the completion of the T-System acquisition in October 2017, we established new T-System reporting units. Because these reporting units consist solely of the acquired businesses, the book value of which equaled its fair value as of the acquisition date, no cushion of fair value over book value existed at the acquisition date. During our 2018 goodwill impairment testing of the reporting unit, we determined that T-System's two reporting units' cushion of fair value over book value was nominal. Given that the fair value is not substantially in excess of the book value, relatively small decreases in future cash flows from forecasted results or changes in discount rates or other assumptions could result in impairment of goodwill.
Valuation of Other Intangible Assets. We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames which are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from 3 to 10 years. Trademarks and tradenames are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life.
Our primary indefinite-lived other intangible assets are the tradenames of our Restaurant Group brands. Tradenames are tested for impairment annually in the fourth quarter (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a tradename below its carrying value. We use a relief from royalty method to determine the fair value of our tradenames which includes assumptions for growth rates for revenues, tax rates, discount rates and royalty rates. Changes in the factors used in our fair value estimates, including declines in industry or company-specific sales, discount rates used, and royalty rates could have a significant impact on the fair values of our tradenames.
We recorded $5.8 million of impairment expense related to a tradename and an abandoned software project in our Restaurant Group in the year ended December 31, 2018. We recorded $2.9 million of impairment expense related to a tradename in our Restaurant Group in the year ended December 31, 2017. We recorded no impairment expense related to other intangible assets in the year ended December 31, 2016.
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
Refer to Note L to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for income taxes.
Revenue Recognition.
On January 1, 2018, we adopted ASC Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. Differences between our historical revenue recognition and revenue which would have been recorded had we restated prior periods in conformity with ASC Topic 606 are not considered material.We recorded a cumulative effect adjustment to opening equity as of January 1, 2018 of $1.9 million as a result of the adoption of ASC Topic 606. As a result of errors identified in our adjustment for the cumulative effect of the adoption of ASC Topic 606 as of the date of adoption (January 1, 2018), as further discussed in Note A Business and Summary of Significant Accounting Policies to our Consolidated and Combined Financial Statements, the cumulative effect adjustment decreased by $2.4 million from the $4.3 million (net of tax), as reported, to $1.9 million (net of tax), as corrected.
Our revenue consists of:

		Year ended December 31,
		2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$1,023.0
Bakery sales	Restaurant Group	88.8
Franchise and other	Restaurant Group	6.0
Total restaurant revenue		1,117.8
Other operating revenue:
T-System, point-in-time	T-System	24.5
T-System, over time	T-System	33.4
Real estate and resort	Corporate and other	23.2
Other	Corporate and other	6.5
Total other operating revenue		87.6
Total operating revenues		1,205.4
Restaurant revenue consists of restaurant sales, bakery operations, and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided. Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped and control transfers to the customer. Franchise revenue and other revenue consist of development fees and royalties on sales by franchised units. Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Royalties are calculated as a percentage of the franchisee sales and recognized in the period in which the sales are generated. Revenue resulting from the sale of gift cards is recognized in the period in which the gift card is redeemed and is recorded as deferred revenue until recognized.

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
T-System sells an electronic version of the medical documentation system (“EV”), provided in the form of a non-exclusive license to use the software at the sites under the agreement. The Company sells software licenses through recurring fixed-term or subscription fee arrangements and one-time perpetual license arrangements. Software contracts include performance obligations that are both satisfied at a point in time and over a period of time as goods and services are transferred. T-System also sells legacy medical documentation templates ("T-Sheets") to emergency care providers to be used for documentation of patient care. T-Sheets includes various optional recurring fixed-term or subscription licenses which are recognized over time after access to the template has been delivered to the customer.
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

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
Restaurant revenue	$1,117.8	$1,129.0	$1,157.6
Other operating revenue	87.6	40.5	20.8
Total operating revenues	1,205.4	1,169.5	1,178.4
Operating expenses:
Cost of restaurant revenue	991.3	991.0	984.1
Personnel costs	170.3	103.2	68.3
Depreciation and amortization	61.3	49.3	44.7
Other operating expenses	105.6	104.4	83.5
Goodwill impairment	26.7	—	—
Total operating expenses	1,355.2	1,247.9	1,180.6
Operating loss	(149.8)	(78.4)	(2.2)
Other income (expense):
Interest and investment income	6.3	5.3	3.3
Interest expense	(4.7)	(7.0)	(5.2)
Realized gains, net	166.8	4.9	9.3
Total other income	168.4	3.2	7.4
Earnings (loss) from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	18.6	(75.2)	5.2
Income tax expense (benefit)	13.1	(16.6)	(10.4)
Earnings (loss) from continuing operations before equity in (losses) earnings of unconsolidated affiliates	5.5	(58.6)	15.6
Equity in (losses) earnings of unconsolidated affiliates	(16.1)	3.4	(29.5)
Loss from continuing operations	(10.6)	(55.2)	(13.9)
Net earnings from discontinued operations, net of tax	—	147.7	2.0
Net (loss) earnings	(10.6)	92.5	(11.9)
Less: Net (loss) earnings attributable to non-controlling interests	(38.2)	(16.3)	0.5
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$27.6	$108.8	$(12.4)
Revenues
Total revenue in 2018 increased $35.9 million compared to 2017, primarily due to an increase in revenue in our T-System and Corporate and Other segments, offset by a decline in revenue in the Restaurant Group segment. Total revenue in 2017 decreased $8.9 million compared to 2016, primarily due to a decrease in revenue in our Restaurant Group, partially offset by an increase in revenue in our Corporate and Other segment.
The change in revenues from our segments is discussed in further detail at the segment level below.
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

Other operating expenses include professional fees, advertising costs, travel expenses and impairments of operating assets.
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment as well as amortization of intangible assets.
The change in expenses from our segments is discussed in further detail at the segment level below.
Income tax expense (benefit) on continuing operations was $13.1 million, $(16.6) million, and $(10.4) million for the years ended December 31, 2018, 2017, and 2016, respectively. The effective tax rate for the years ended December 31, 2018, 2017, and 2016 was 70.4%, 22.0%, and (204.3)%, respectively. The increase in the effective tax rate in 2018 from 2017 is primarily attributable to the change in tax laws disallowing the tax deductibility of certain executive compensation. The increase in the effective tax rate in 2017 from 2016 is primarily attributable to increased net earnings and decreased losses from unconsolidated affiliates in 2017 from 2016. The fluctuation in income tax benefit as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
For a detailed breakout of our effective tax rate, see Note L to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report.
Other
Net realized gains totaled $166.8 million, $4.9 million, and $9.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. The net realized gain for the year ended December 31, 2018 is primarily attributable to $92.6 million gain on the sale of Ceridian shares in the fourth quarter of 2018, $63.2 million of realized gains associated with the Ceridian IPO and the gain of $24.0 million on the sale of LifeWorks, partially offset by impairment losses of $12.5 million recognized on fixed maturity securities in the 2018 period and $5.1 million of realized gains associated with sales of equity investment securities in the 2017 period. The net realized gain for the year ended December 31, 2017 is primarily attributable to the sale of equity securities available for sale. The net realized gain for the year ended December 31, 2016 primarily includes a net realized gain of $15.0 million on the sale of our 15% ownership interest in Stillwater Insurance ("Stillwater"), a property and casualty insurance company sold during the second quarter of 2016 for proceeds of $36.0 million. The gain was partially offset by net realized losses of $2.5 million on the sale of the Max & Erma's restaurant concept by our Restaurant Group, and net realized losses of $3.0 million on impairment of a cost method investment in our Corporate and Other segment.
Equity in (losses) earnings of unconsolidated affiliates was $(16.1) million, $3.4 million, and $(29.5) million for the years ended December 31, 2018, 2017, and 2016, respectively, and consisted of our equity in the net loss of Ceridian and other investments in unconsolidated affiliates. The increase in equity in loss of unconsolidated affiliates is primarily attributable to increased losses at Ceridian for the year ended December 31, 2018 compared to 2017.
Net Earnings
Net earnings attributable to Cannae decreased $81.2 million in the year ended December 31, 2018, compared to the 2017 period. The decrease consisted of a $34.7 million decrease in earnings in our Corporate and Other segment and $7.7 million decrease in net earnings from T-System, acquired in the fourth quarter of 2017, in addition to a $38.8 million increased loss at our Restaurant Group. Total net earnings attributable to Cannae increased $121.2 million in the year ended December 31, 2017, compared to the 2016 period. The increase consisted of a $140.1 million increase in earnings in our Corporate and Other segment and $1.5 million in net earnings from T-System, acquired in the fourth quarter of 2017, partially offset by a $20.4 million increased loss at our Restaurant Group.
The change in net earnings from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
Restaurant revenue	$1,117.8	$1,129.0	$1,157.6
Operating expenses:
Cost of restaurant revenue	991.3	991.0	984.1
Personnel costs	47.3	52.8	52.9
Depreciation and amortization	44.9	43.6	42.4
Other operating expenses	86.3	71.1	70.2
Goodwill impairment	26.7	—	—
Total operating expenses	1,196.5	1,158.5	1,149.6
Operating (loss) income	(78.7)	(29.5)	8.0
Other expense:
Interest expense	(16.0)	(6.6)	(4.7)
Realized losses, net	(2.1)	—	(2.5)
Total other expense	(18.1)	(6.6)	(7.2)
(Loss) earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(96.8)	(36.1)	0.8
Total revenues for the Restaurant Group segment decreased $11.2 million, or 1.0% in the year ended December 31, 2018 from the 2017 period. The decrease is primarily attributable to a decrease in restaurant sales, primarily driven by closed restaurants, decreased comparable store sales and guest counts overall, partially offset by increases in bakery sales. Total revenues for the Restaurant Group segment decreased $28.6 million, or 2.5% in the year ended December 31, 2017 from the 2016 period primarily due to a $17.3 million, or 1.6%, decrease in consolidated comparable store sales, a decrease of $8.4 million related to the inclusion of revenue from the Max & Erma's restaurant concept in the 2016 period, a $5.2 million decrease from the net effect of new and closed restaurants, and a $4.5 million decrease related to timing of store days, partially offset by a $7.1 million increase in third-party bakery operation sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. We include a restaurant in our comparable store sales figures starting in the first period following a new restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our Restaurant Group decreased 0.6% and 1.6 % in the years ended December 31, 2018 and 2017, respectively, from the prior fiscal years. The decrease in both periods is primarily attributable to decreased comparable store sales at our O'Charley's, Village Inn and Baker's Square concepts, partially offset by increased comparable store sales at our 99 Restaurants concept.
Other operating expenses increased by $15.2 million or 21.4% in the year ended December 31, 2018 from the 2017 period. The increase is primarily attributable to impairments of other intangible assets in the 2018 period.
Cost of restaurant revenue increased $0.3 million, or less than 1%, in the year ended December 31, 2018 from the 2017 period. Cost of restaurant revenue increased $6.9 million or 0.7% in the year ended December 31, 2017 from the 2016 period. Cost of restaurant revenue as a percentage of restaurant revenue were approximately 88.7%, 87.8%, and 85.0% in the years ended December 31, 2018, 2017 and 2016, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the 2018 period from the comparable 2017 period was primarily attributable to increased cost of food and labor. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the 2017 period from the comparable 2016 period was primarily driven by reduced operating leverage associated with lower same store sales, increased hourly labor costs, and an increase in value promotions offered in the 2017 period.
For the year ended December 31, 2018, we recorded $26.7 million of impairment to goodwill in our ABRH reporting unit in our Restaurant Group segment. The impairment charge was a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs. The impairment recorded was calculated as the deficit between the carrying value of ABRH compared to its fair value determined by performing a combination of discounted cash flow and market approaches.
Loss from continuing operations before income taxes increased $60.7 million in the year ended December 31, 2018 from the 2017 period. The increase in loss was primarily attributable to the factors discussed above. (Loss) earnings from continuing operations before income taxes decreased $36.9 million in the year ended December 31, 2017 from the 2016 period.
Ceridian
We own a 23.5% economic interest in Ceridian. We account for our investment in Ceridian under the equity method of accounting; therefore, its results of operations do not consolidate into ours. Details relating to the results of operations of Ceridian (NYSE: "CDAY") can be found in its periodic filings with the SEC. The audited financial statements of Ceridian can also be found at Exhibit 99.1 to this Annual Report.
T-System
We acquired T-System on October 16, 2017. The following table presents the results from operations of our T-System segment :

	Year ended December 31,
	2018	2017
	(In millions)
Revenues:
Other operating revenue	$57.9	12.9
Total operating revenues	57.9	12.9
Operating expenses:
Personnel costs	33.1	7.6
Depreciation and amortization	15.0	3.1
Other operating expenses	13.8	3.1
Total operating expenses	61.9	13.8
Operating loss	(4.0)	(0.9)
Other expense:
Interest expense	(4.3)	—
Total other expense	(4.3)	—
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	$(8.3)	$(0.9)
The increases in our revenues, expenses and operating loss for our T-System segment are attributable to the recording of a full year of results of operation for the segment in the 2018 period.
Corporate and Other
The Corporate and Other segment consists of certain other unallocated corporate overhead expenses, and other smaller investments.
The Corporate and Other segment generated revenues of $29.7 million, $27.6 million, and $20.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Revenues increased $2.1 million in 2018 compared to 2017 primarily driven by a $5.6 million termination fee associated with the termination of our management agreement with Ceridian, partially offset by a decrease in real estate sales. Revenues increased $6.8 million in 2017 compared to 2016 primarily due to growth in sales of real estate.
Personnel costs were $89.9 million, $42.8 million, and $15.4 million in the years ended December 31, 2018, 2017, and 2016, respectively. The increase in 2018 from 2017 is primarily attributable to investment success bonuses associated with the Ceridian IPO and sale of LifeWorks. The increase in 2017 from 2016 is primarily attributable to Investment Success Incentive Program bonuses associated with the sale of OneDigital.
Other operating expenses for the Corporate and Other segment were $5.5 million, $30.2 million, and $13.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in the 2018 period from the 2017 period is primarily attributable to lower corporate overhead costs and decreased expense in our real estate operations. The increase in the 2017 period from the 2016 period is primarily attributable to increased cost at our real estate subsidiaries and costs associated with our separation from FNF.

This segment generated earnings (losses) from continuing operations before income taxes of $123.7 million, $(38.2) million, and $4.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in earnings in 2018 compared to 2017 is attributable to the aforementioned changes in revenues and expenses as well as a $92.6 million gain on sale of Ceridian shares in the fourth quarter of 2018, $63.2 million of realized gains associated with the Ceridian IPO and the gain of $24.0 million on the sale of LifeWorks, partially offset by impairment losses of $12.5 million recognized on fixed maturity securities in the 2018 period and $5.1 million of realized gains associated with sales of equity investment securities in the 2017 period. The decrease in earnings in 2017 compared to 2016 is attributable to the aforementioned changes in revenue and expenses.
Discontinued Operations
As a result of the sale of OneDigital, the financial results of OneDigital have been reclassified to discontinued operations for the years ended December 31, 2017 and 2016. Earnings from discontinued operations were $147.7 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively. The increase in 2017 compared to 2016 was primarily attributable to the after-tax gain of $149.7 million on the sale of OneDigital.
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
Operating Cash Flows. Our cash flows (used in) provided by operations for the years ended December 31, 2018, 2017, and 2016 were $(22.9) million, $(90.7) million and $60.3 million, respectively. The decrease in cash used in operations of $67.8 million from 2018 to 2017 is primarily attributable to decreased taxes paid of $117.5 million in the 2018 period from the comparable period in 2017, partially offset by cash provided by discontinued operations of $17.3 million in the 2017 period, increased cash bonus expenses of $26.4 million in the 2018 period, and decreased consolidated pretax loss (increased earnings) in the 2018 period. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable. The decrease in cash provided by operations of $151.0 million from 2017 to 2016 is primarily attributable to increased payments for income taxes in the 2017 period which primarily related to the sale of OneDigital. The proceeds from the sale of OneDigital were recorded as an investing cash flow.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the years ended December 31, 2018, 2017, and 2016 were $186.7 million, $91.7 million and $(168.2) million, respectively. The increase in cash provided by investing activities of $95.0 million from 2018 to 2017 is primarily attributable to proceeds from the sale of Ceridian shares and LifeWorks in 2018, and decreased outflow for acquisitions in 2018 compared to 2017, partially offset by net purchases of short term investments in 2018 and the sale of One Digital in 2017. The increase in cash provided by (decrease in cash used in) investing activities of $259.9 million from 2017 to 2016 is primarily attributable to proceeds of $326.0 million from the sale of OneDigital, decreased investments in unconsolidated affiliates of $67.2 million, and lower spending on other investments in the 2017 period, partially offset by increased cash used for acquisitions of businesses, primarily T-System, in the 2017 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $15.9 million, $40.1 million and $55.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Capital expenditures in the 2018 period primarily consist of purchases of property and equipment in our Restaurant Group segment and to a lesser extent property improvements at our real estate operations. The decrease in expenditures in the 2018 period from the 2017 period is reflective of a decrease in spending in our Restaurant Group segment and decreased spending at OneDigital due to its sale in June 2017. Capital expenditures in the 2017 period primarily consist of purchases of property, equipment and software in our Restaurant Group segment. The decrease in expenditures in the 2017 period from the 2016 period is primarily attributable to the sale of OneDigital.

Financing Cash Flows. Our cash flows (used in) provided by financing activities for the years ended December 31, 2018, 2017, and 2016 were $(86.4) million, $98.2 million and $(20.8) million, respectively. The decrease in cash provided by (increase in cash used in) financing activities of $184.6 million from 2018 to 2017 is primarily attributable to the payoff of ABRH's external debt and decreased borrowings in the 2018 period. The increase in cash provided by (decrease in cash used in) financing activities of $119.0 million from 2017 to 2016 is primarily attributable to the $100 million FNF Investment and an increase in net borrowings (net of debt service payments).
Financing Arrangements. In our Restaurant Group, financing arrangements are used both as part of our overall capitalization structure as well as to fund purchases of seasonal inventory in advance of sales. For a description of our historical financing arrangements see Note K to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report. On February 7, 2019, we borrowed $150 million under our Margin Facility and drew the entire $100 million available under our FNF Revolver and used the proceeds to fund, in part, the DNB Acquisition.
       Contractual Obligations. Unconditional purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2018 to determine the amount of the obligations.
     As of December 31, 2018, our required annual payments relating to these contractual obligations were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total

Notes payable	$5.9	$6.6	$5.8	$5.8	$16.1	$9.1	$49.3
Operating lease payments	62.0	57.7	51.3	40.7	34.1	133.2	379.0
Unconditional purchase obligations	194.4	80.9	46.7	8.9	3.4	7.3	341.6
Total	$262.3	$145.2	$103.8	$55.4	$53.6	$149.6	$769.9
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
Equity Security Investments. During the year ended December 31, 2018, we sold the remainder of our equity securities holdings for gross proceeds of $17.7 million resulting in net realized gains of $0.1 million.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment operating leasing arrangements.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Commodity Price Risk
We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact the food and beverage costs incurred in our Restaurant Group segment. While our Restaurant Group companies have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and have entered into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors
Cannae Holdings, Inc.
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated and combined financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 18, 2019, expressed an unqualified opinion and included an explanatory paragraph related to a change in accounting principle for revenue due to the adoption of FASB ASC 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018 using a modified retrospective method.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Material weaknesses exist related to the Company’s control activities, information and communication, and monitoring activities around the Company’s adoption and subsequent application of ASC 606 at the Company’s T System subsidiary and are attributable to the failure of management to (1) design and implement control activities over the accuracy and completeness of the underlying information used to derive the revenue related accounting entries for the adoption and application of ASC 606 at T System; (2) design and implement control activities, including the related supporting documentation, around the determination of the ongoing revenue accounting at T System; and (3) monitor related revenue control activities at T System in order to prevent or detect material misstatements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated and combined financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors
Cannae Holdings, Inc.
Las Vegas, Nevada

Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the consolidated financial statements of Ceridian HCM Holdings, Inc., the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Ceridian HCM Holdings, Inc. of $359.7 million and $324.9 million as of December 31, 2018 and 2017, respectively, and its equity in (losses) earnings in Ceridian HCM Holdings, Inc. of ($20.5) million, $1.9 million and ($29.1) million for the years ended December 31, 2018, 2017 and 2016, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ceridian HCM Holdings, Inc., is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.
Change in Accounting Principle
As discussed in Notes A and S to the financial statements, the Company has changed its method of accounting for revenue due to the adoption of FASB ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using a modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 18, 2019

We have served as the Company’s auditor since 2017.

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$323.0	$245.6
Short-term investments	31.4	—
Trade receivables	49.8	35.8
Inventory	22.3	29.7
Equity securities, at fair value	—	17.7
Prepaid expenses and other current assets	25.2	21.4
Total current assets	451.7	350.2
Investments in unconsolidated affiliates	397.2	424.9
Property and equipment, net	176.4	218.8
Other intangible assets, net	175.8	214.5
Goodwill	164.8	202.7
Fixed maturity securities available for sale, at fair value	17.8	14.8
Deferred tax assets	16.9	10.6
Other long term investments and noncurrent assets	58.9	50.7
Total assets	$1,459.5	$1,487.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$98.4	$100.7
Income taxes payable	24.2	0.8
Deferred revenue, current	31.5	26.1
Notes payable, current	5.9	122.2
Total current liabilities	160.0	249.8
Deferred revenue, long-term	0.2	9.1
Notes payable, long-term	42.2	12.7
Accounts payable and other accrued liabilities, long-term	57.4	62.5
Total liabilities	259.8	334.1
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2018 and December 31, 2017; issued of 72,234,330 and 70,858,143 as of December 31, 2018 and December 31, 2017, respectively; and outstanding of 72,223,692 and 70,858,143 as of December 31, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2018 and December 31, 2017	—	—
Retained earnings	45.8	0.2
Additional paid-in capital	1,146.2	1,130.2
Less: Treasury stock, 10,638 shares as of December 31, 2018, at cost	(0.2)	—
Accumulated other comprehensive loss	(67.2)	(71.0)
Total Cannae shareholders' equity	1,124.6	1,059.4
Noncontrolling interests	75.1	93.7
Total equity	1,199.7	1,153.1
Total liabilities and equity	$1,459.5	$1,487.2

See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Restaurant revenue	$1,117.8	$1,129.0	$1,157.6
Other operating revenue	87.6	40.5	20.8
Total operating revenues	1,205.4	1,169.5	1,178.4
Operating expenses:
Cost of restaurant revenue	991.3	991.0	984.1
Personnel costs	170.3	103.2	68.3
Depreciation and amortization	61.3	49.3	44.7
Other operating expenses	105.6	104.4	83.5
Goodwill impairment, see Note A	26.7	—	—
Total operating expenses	1,355.2	1,247.9	1,180.6
Operating loss	(149.8)	(78.4)	(2.2)
Other income (expense):
Interest and investment income	6.3	5.3	3.3
Interest expense	(4.7)	(7.0)	(5.2)
Realized gains, net	166.8	4.9	9.3
Total other income	168.4	3.2	7.4
Earnings (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	18.6	(75.2)	5.2
Income tax expense (benefit)	13.1	(16.6)	(10.4)
Earnings (loss) from continuing operations before equity in (losses) earnings of unconsolidated affiliates	5.5	(58.6)	15.6
Equity in (losses) earnings of unconsolidated affiliates	(16.1)	3.4	(29.5)
Loss from continuing operations	(10.6)	(55.2)	(13.9)
Net earnings from discontinued operations, net of tax - see Note N	—	147.7	2.0
Net (loss) earnings	(10.6)	92.5	(11.9)
Less: Net (loss) earnings attributable to non-controlling interests	(38.2)	(16.3)	0.5
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$27.6	$108.8	$(12.4)

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings (loss) from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$27.6	$(38.7)	$(14.3)
Net earnings from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	147.5	1.9
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$27.6	$108.8	$(12.4)
Earnings per share
Basic
Net earnings (loss) per share from continuing operations	$0.39	$(0.55)	$(0.21)
Net earnings per share from discontinued operations	—	2.09	0.03
Net earnings (loss) per share	$0.39	$1.54	$(0.18)
Diluted
Net earnings (loss) per share from continuing operations	$0.39	$(0.55)	$(0.21)
Net earnings per share from discontinued operations	—	2.09	0.03
Net earnings (loss) per share	$0.39	$1.54	$(0.18)

Weighted average shares outstanding Cannae Holdings common stock, basic basis	71.2	70.6	70.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	71.3	70.6	70.6
See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net (loss) earnings	$(10.6)	$92.5	$(11.9)
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.9	(8.7)	2.6
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(12.0)	8.9	4.8
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (3)	24.0	—	—
Reclassification of unrealized losses (gains) on investments and other financial instruments, net of tax, included in net earnings (4)	7.0	(3.1)	—
Other comprehensive earnings (loss)	19.9	(2.9)	7.4
Comprehensive earnings (loss)	9.3	89.6	(4.5)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(38.2)	(16.3)	0.5
Comprehensive earnings (loss) attributable to Cannae	$47.5	$105.9	$(5.0)

(1)	Net of income tax expense (benefit) of $0.3 million, $(3.1) million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Net of income tax (benefit) expense of $(3.2) million, $2.4 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Net of income tax benefit of $6.4 million for the year ended December 31, 2018.

(4)	Net of income tax (benefit) expense of $(1.9) million and $1.9 million for the years ended December 31, 2018 and 2017, respectively.
See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock		Parent Investment in FNFV	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$					Shares	$
			(in millions)
Balance, December 31, 2015	—	$—	$1,018.4	$—	$—	$(75.5)	$—	$—	$113.6	$1,056.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	—	2.6	—	—	—	2.6
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates, net of tax	—	—	—	—	—	4.8	—	—	—	4.8
Subsidiary stock-based compensation	—	—	—	—	—	—	—	—	1.2	1.2
Ceridian stock-based compensation	—	—	5.1	—	—	—	—	—	—	5.1
Acquisition of Brasada	—	—	—	—	—	—	—	—	2.0	2.0
Dissolution of consolidated subsidiary	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Net change in Parent investment in FNFV	—	—	(49.5)	—	—	—	—	—	—	(49.5)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Net (loss) earnings	—	—	(12.4)	—	—	—	—	—	0.5	(11.9)
Balance, December 31, 2016	—	$—	$961.6	$—	$—	$(68.1)	$—	$—	$116.3	$1,009.8
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	—	(8.7)	—	—	—	(8.7)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates, net of tax	—	—	—	—	—	8.9	—	—	—	8.9
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	—	(3.1)	—	—	—	(3.1)
Stock-based compensation	—	—	—	0.2	—	—	—	—	0.3	0.5
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Sale of OneDigital	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Contribution of CSA services from FNF	—	—	—	0.1	—	—	—	—	—	0.1
Ceridian stock-based compensation	—	—	—	5.7	—	—	—	—	—	5.7
Net change in Parent investment in FNFV	—	—	(46.0)	—	—	—	—	—	—	(46.0)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
FNF investment	5.7	—	—	100.0	—	—	—	—	—	100.0
FNF contribution of FNFV	64.9	—	(1,024.2)	1,024.2	—	—	—	—	—	—
Net earnings (loss)	—	—	108.6	—	0.2	—	—	—	(16.3)	92.5
Balance, December 31, 2017	70.9	$—	$—	$1,130.2	$0.2	$(71.0)	—	$—	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	—	1.9	—	—	—	—	1.9
Adjustment for adoption of ASU 2018-02	—	—	—	—	16.1	(16.1)	—	—	—	—
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	—	24.0	—	—	—	24.0
Reclassification of unrealized losses on investments and other financial instruments, net of tax, included in net earnings	—	—	—	—	—	7.0	—	—	—	7.0
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	—	0.9	—	—	—	0.9
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	—	(12.0)	—	—	—	(12.0)
Stock-based compensation	—	—	—	2.0	—	—	—	—	—	2.0
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Shares issued for investment success bonuses, net of issuance costs	1.0	—	—	19.8	—	—	—	—	—	19.8
Contribution of CSA services from FNF	—	—	—	1.3	—	—	—	—	—	1.3
Ceridian stock-based compensation	—	—	—	6.5	—	—	—	—	—	6.5
ABRH-99 Restructuring, see Note A	—	—	—	(13.6)	—	—	—	—	15.6	2.0
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	—	4.1	4.1
Net earnings (loss)	—	—	—	—	27.6	—	—	—	(38.2)	(10.6)
Balance, December 31, 2018	72.2	$—	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
See Notes to Consolidated and Combined Financial Statements.

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net (loss) earnings	$(10.6)	$92.5	$(11.9)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	61.3	58.1	62.9
Equity in losses (earnings) of unconsolidated affiliates	16.1	(3.4)	29.5
Distributions from investments in unconsolidated affiliates	1.4	—	—
Realized gains, net, excluding asset impairments	(182.7)	(4.9)	(9.3)
Gain on sale of OneDigital	—	(276.0)	—
Impairment of assets	55.2	9.9	3.3
Stock-based compensation cost	21.8	0.5	1.2
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(7.3)	(1.2)	(4.2)
Net decrease (increase) in inventory, prepaid expenses and other assets	9.5	(12.2)	11.8
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	0.9	15.0	(7.6)
Net change in income taxes	11.5	31.0	(15.4)
Net cash (used in) provided by operating activities	(22.9)	(90.7)	60.3
Cash flows from investing activities:
Proceeds from sale of equity securities	17.7	31.6	—
Proceeds from sale of Ceridian shares	152.5	—	—
Proceeds from sale of LifeWorks	56.2	—	—
Additions to property and equipment	(15.6)	(39.0)	(49.6)
Additions to other intangible assets	(0.3)	(1.1)	(5.6)
Purchases of investment securities	(3.5)	(1.3)	(39.9)
Contributions to investments in unconsolidated affiliates	—	(1.4)	(68.6)
Proceeds from the sale of other investments	7.8	1.3	36.0
Proceeds from the sale of property and equipment	4.9	—	—
Purchases of other long-term investments	(7.4)	(4.3)	(6.3)
Distributions from investments in unconsolidated affiliates	0.4	1.1	42.4
Net purchases of short term investments	(31.4)	—	—
Net other investing activities	0.1	1.4	(0.7)
Acquisition of T-System, net of cash acquired	0.7	(201.6)	—
Acquisition of Brasada, net of cash acquired	—	—	(27.5)
Proceeds from sale of OneDigital	4.6	326.0	—
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	(21.0)	(48.4)
Net cash provided by (used in) investing activities	186.7	91.7	(168.2)
Cash flows from financing activities:
Borrowings, net of debt issuance costs	33.9	84.4	76.7
Debt service payments	(124.1)	(35.8)	(44.7)
Sale of noncontrolling interest in consolidated subsidiary	4.1	—	—
Proceeds from FNF Investment	—	100.0	—
Subsidiary distributions paid to noncontrolling interest shareholders	(0.1)	(0.4)	(0.7)
Payment of contingent consideration for prior period acquisitions	—	(4.0)	—
Payment for shares withheld for taxes and in treasury	(0.2)	—	—
Equity transactions with Parent, net	—	(46.0)	(52.1)
Net cash (used in) provided by financing activities	(86.4)	98.2	(20.8)
Net increase (decrease) in cash and cash equivalents	77.4	99.2	(128.7)
Cash and cash equivalents at beginning of period, including cash of discontinued operations	245.6	146.4	275.1
Cash and cash equivalents at end of period	$323.0	$245.6	$146.4

See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note A.	Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” "Cannae," or the "Company”) which have been followed in preparing the accompanying Consolidated and Combined Financial Statements.
Description of Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.1 billion as of December 31, 2018. Our business consists of managing and operating majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of December 31, 2018 include our ownership interest in Ceridian Holding HCM, Inc. ("Ceridian"); majority equity ownership stakes in American Blue Ribbon Holdings, LLC ("ABRH"), 99 Restaurants Holdings, LLC ("99 Restaurants") and T-System Holdings, LLC ("T-System"); and various other controlled portfolio companies and minority equity and debt investments.
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
Recent Developments
Dun & Bradstreet
On August 8, 2018, we entered into an agreement to partner with an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors to acquire The Dun & Bradstreet Corporation, a Delaware corporation ("Dun & Bradstreet") (the "DNB Acquisition"). Contemporaneously, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between Dun & Bradstreet, Star Parent, L.P. ("Star"), a Delaware limited partnership, and Star Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Star, and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Dun & Bradstreet (the "Merger"), with Dun & Bradstreet continuing as the surviving company in the Merger. Under the terms of the Merger, Dun & Bradstreet shareholders received $145.00 in cash for each share of common stock they owned at closing.
On February 8, 2019, the DNB Acquisition closed and was financed through a combination of $2.1 billion of common equity financing provided by the Consortium, $1.1 billion of preferred equity from preferred equity sources and $4.0 billion of debt financing from various lenders.
Of our previously disclosed $900.0 million commitment to purchase common equity of Star and Dun & Bradstreet, we retained and funded a $505.6 million investment (the "DNB Investment"), representing 24.5% of the outstanding common equity, and syndicated the remainder to other investors. We funded the DNB Investment through a combination of cash on hand and borrowings on existing credit facilities. We expect to account for the DNB Investment as an equity method investment which will result in our initial investment being recorded as an Investment in unconsolidated affiliate on our balance sheet and our portion (24.5%) of Dun & Bradstreet's periodic earnings or losses to be included in Equity in earnings (losses) of unconsolidated affiliates, outside of operating income or loss, on our statement of operations.
Dun & Bradstreet is a global leader in commercial data and analytics and provides various services to help companies improve their operational performance.
Ceridian
On April 26, 2018, Ceridian's previously announced registration statement on Form S-1 was declared effective by the SEC and Ceridian priced its initial public offering of 21,000,000 shares of common stock at a price of $22.00 per share (the "Ceridian IPO"). In addition, the underwriters of the Ceridian IPO were granted and exercised a 30-day option to purchase up to an additional 3,150,000 shares at the initial public offering price, less underwriting discounts and commissions. The New York Stock Exchange ("NYSE") and the Toronto Stock Exchange ("TSX") have approved the listing of Ceridian's shares. Ceridian’s shares trade on the NYSE and TSX under the ticker symbol “CDAY.”
In accordance with the terms of our management agreement with Ceridian, the agreement was terminated upon closing of the Ceridian IPO. The termination resulted in a termination fee of $5.6 million which was paid to us on May 1, 2018 and is included in Other operating revenue on the Consolidated and Combined Statement of Operations for the year ended December 31, 2018.
Subsequent to the Ceridian IPO, and participation in a concurrent private placement investment in which we acquired 1,521,030 shares of CDAY representing an investment of $33.4 million from funds previously invested by us and held at Ceridian, we owned a total of 37,135,921 shares of CDAY. We recorded a gain of $63.2 million related to our change in ownership of Ceridian which is included in Realized gains, net on the Consolidated and Combined Statement of Operations for the year ended December 31, 2018. The recorded gain is net of $21.1 million of losses (exclusive of $4.4 million of income tax benefit) related to reclassification adjustments from Other comprehensive income.
On May 7, 2018, the Compensation Committee of the Board of Directors approved a success bonus of up to $67.1 million resulting from the successful Ceridian IPO. The success bonus was calculated based on 10% of the value of our investment in Ceridian in excess of our basis in Ceridian prior to the Ceridian IPO. The success bonus was paid to certain members of the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Board of Directors and management who contributed to acquiring and growing Ceridian over Cannae’s and its predecessor’s ten year ownership of Ceridian, and was paid in a combination of cash and stock. On May 16, 2018, we issued 991,906 shares of our common stock for the stock portion of the bonuses. The remaining $46.9 million was paid in cash during the year ended December 31, 2018. The expense resulting from the success bonus is included in Personnel expense on the Consolidated and Combined Statement of Operations for the year ended December 31, 2018.
LifeWorks Corporation Ltd. ("LifeWorks"), a former minority-owned subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with the Ceridian IPO. On July 27, 2018, LifeWorks was sold to Morneau Shepell, Inc. for $325.0 million. Cannae's cash proceeds for its equity interest in LifeWorks were $56.2 million. We recorded a gain of $24.0 million on the sale which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations for the year ended December 31, 2018.
On November 16, 2018, we completed the sale of 4,396,694 shares of common stock of Ceridian as part of an underwritten secondary public offering by certain stockholders of Ceridian at a public offering price of $36.00 per share. In connection with the sale, the Company received $34.695 per share (after the applicable underwriter discount) for aggregate proceeds of $152.5 million. We recorded a gain of $92.6 million on the sale which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations for the year ended December 31, 2018. Subsequent to the sale, we own 23.5% of the outstanding common stock of Ceridian.
Restaurant Group
On November 6, 2018, we entered into various definitive agreements with Fidelity Newport Holdings, LLC ("FNH", a subsidiary of the Company and the direct parent of ABRH), ABRH and 99 Restaurants (together with its direct and indirect subsidiaries, the "99 Companies") pursuant to which the following occurred (collectively, the "ABRH-99 Restructuring"): (i) ABRH and certain of its direct and indirect subsidiaries transferred to the applicable 99 Companies those assets principally associated with the 99 Restaurants brand that were not already owned by the 99 Companies; (ii) the existing intercompany credit facility (with an outstanding balance of approximately $133.0 million in principal, plus accrued but unpaid interest and fees) under which we were the sole lender to ABRH, for the benefit of ABRH and its subsidiaries, including the 99 Companies (the “Intercompany Credit Facility”), was modified so that 99 Holdings became the direct borrower (and ABRH and all of its direct and indirect subsidiaries, other than the 99 Companies, were released from their obligations thereunder); (iii) $100.0 million of the outstanding balance due to Cannae under the Intercompany Credit Facility was exchanged for 66.7% of the direct equity interest in 99 Holdings (with ABRH being the direct holder of the remaining 33.3% of the equity interests in 99 Holdings); (iv) FNH paid a facilitation fee to us in the form of 18,023,407 Class A units of FNH and (v) ABRH agreed to continue to provide support services to the 99 Companies. As a result of the ABRH-99 Restructuring, Cannae (x) owns 65.4% of FNH directly and (y) 88.5% of 99 Holdings beneficially (through a combination of its directly held equity interests in 99 Holdings and the equity interests it holds in FNH).
On December 21, 2018, a wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility") with various banks. Proceeds of $36.2 million were received at closing and primarily used to repay the remaining balance outstanding under the Intercompany Credit Facility that formerly eliminated in consolidation. See Note K for further details of the material terms of the agreements.
During the year ended December 31, 2018, we entered into a plan to sell certain real estate assets of ABRH including its corporate offices located in Nashville, Tennessee and Denver, Colorado. In conjunction with the plan of sale, we reclassified $9.3 million of assets held for sale from Property and equipment, net to Prepaid expenses and other current assets on the Consolidated and Combined Balance Sheet as of December 31, 2018.
Other Developments
On November 7, 2018, our wholly-owned subsidiary entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with various lenders pursuant to which we may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. See Note K for further discussion.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

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
Investments
Fixed maturity securities are purchased based on factors including rate of return, maturity, credit risk, duration, and tax considerations. Fixed maturity securities, which may be sold prior to maturity, are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are unobservable. See Note C. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized or accrued using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value.
Equity securities held are carried at fair value as of the balance sheet dates. Our equity securities are Level 1 financial assets and fair values are based on quoted prices in active markets.
Investments in unconsolidated affiliates are recorded using the equity method of accounting.
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity securities which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on available for sale securities are determined to be other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are considered other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.
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
T-System. Trade receivables on the Consolidated and Combined Balance Sheets for T-System consists primarily of billings to third-party customers that are carried at the invoiced amount and unbilled receivables less an estimate for doubtful accounts.
The carrying values reported in the Consolidated and Combined Balance Sheets for trade receivables approximate their fair value.
Inventory
Inventory primarily consists of raw materials, finished pies, food, beverages packaging and supplies in our Restaurant Group segment and is stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for restaurant inventory and standard cost that approximates actual cost on a first in, first out basis for the bakery operations.
Other long term investments and non-current assets
Other long-term investments consist of land held for investment purposes, which are carried at historical cost.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Other non-current assets include notes receivable from third-parties and other miscellaneous non-current assets.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in business combinations. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.
For the year ended December 31, 2018 we recorded $26.7 million of impairment to goodwill in our Restaurant Group segment. The impairment charge was a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs. The impairment recorded was calculated as the deficit between the carrying value of a reporting unit of the Restaurant Group segment compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
For years ended December 31, 2017 and 2016, we determined that there were no events or circumstances which indicated that the carrying value of goodwill exceeded the fair value and no impairment was recorded.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames which are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from 3 to 10 years. Trademarks and tradenames are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life.
We recorded $5.8 million of impairment expense related to a tradename and an abandoned software project in our Restaurant Group in the year ended December 31, 2018. We recorded $2.9 million of impairment expense related to a tradename in our Restaurant Group in the year ended December 31, 2017. We recorded no impairment expense related to other intangible assets in the year ended December 31, 2016.
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
We recorded $8.1 million, $6.9 million, and $2.8 million of impairment expense related to Property and equipment in our Restaurant Group segment in the years ended December 31, 2018, 2017 and 2016, respectively, which is recorded within Other operating expenses on our Consolidated and Combined Statement of Operations for the years then ended.
Insurance Reserves
Our restaurant group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of its exposures

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our restaurant group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2018, our restaurant group companies were committed under letters of credit totaling $15.4 million issued primarily in connection with casualty insurance programs.
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
Parent Investment in FNFV
Parent investment in FNFV on the Consolidated and Combined Statement of Equity represents FNF's historical investment in the Company, the Company's accumulated net earnings after taxes prior to the Split-Off, and the net effect of transactions with and allocations from FNF prior to the Split-Off. In conjunction with the Split-Off, Parent investment in FNFV was reclassified to Additional paid-in capital.
Revenue Recognition
Refer to Note U.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2018, 2017, and 2016, the Company incurred $35.6 million, $35.6 million, and $36.1 million of advertising and marketing costs, respectively, related to advertising at ABRH, T-System and in our real estate operations. These costs are included in Other operating expenses on the Consolidated and Combined Statements of Operations.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Changes in the balance of other comprehensive earnings (loss) by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2016	$4.9	$(73.0)	$(68.1)
Other comprehensive (losses) earnings	(8.7)	8.9	0.2
Reclassification adjustments	(3.1)	—	(3.1)
Balance December 31, 2017	(6.9)	(64.1)	(71.0)
Other comprehensive (losses) earnings	0.9	(12.0)	(11.1)
Adjustment for adoption of ASU 2018-02	(1.6)	(14.5)	(16.1)
Reclassification adjustments	7.0	24.0	31.0
Balance December 31, 2018	$(0.6)	$(66.6)	$(67.2)
Stock-Based Compensation Plans
Stock-based compensation expense includes restricted stock awards granted to certain members of management in Cannae common stock, as well as in historical FNFV Group tracking stock. We account for stock-based compensation plans using the fair value method. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date, using quoted market prices of the underlying stock, and recognized over the service period. See Note O.
Earnings Per Share
Basic earnings per share, as presented on the Consolidated and Combined Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million common shares of CNNE were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the year ended December 31, 2016 was calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2016.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the year ended December 31, 2018, no antidilutive shares were outstanding. For the year ended December 31, 2017, 0.1 million shares of restricted stock were excluded from the calculation of diluted earnings per share as they were antidilutive.
Correction of Prior Interim Periods of the Current Year
In connection with the preparation of our Consolidated and Combined Financial Statements for the year ended December 31, 2018, we identified and corrected errors pertaining to (1) our adjustment for the cumulative effect of the adoption of ASC Topic 606 as of the date of adoption (January 1, 2018), (2) adjustments to the opening balance sheet of T-System in order to add a contract asset for its unbilled accounts receivable and to remove a portion of deferred revenue for which T-System had no further performance obligations, and (3) our accounting for certain revenue transactions in our T-System segment for each of our Quarterly Reports on Form 10-Q as of March 31, 2018, June 30, 2018 and September 30, 2018. As a result of errors identified in our adjustment for the cumulative effect of the adoption of ASC Topic 606 as of the date of adoption (January 1, 2018) the cumulative effect adjustment decreased by $2.4 million from the $4.3 million (net of tax), as reported, to $1.9 million (net of tax), as corrected.
In accordance with accounting guidance found in ASC Topic 250-10 Accounting Changes and Error Corrections (SEC Staff Accounting Bulletin Topic 1M), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material, individually or in the aggregate, to any of our previously issued financial statements on Form 10-Q. Consequently, we will correct these errors prospectively in our quarterly filings on Form 10-Q.

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
The purchase price has been allocated to T-System's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Our accounting for the T-System Merger was completed in the quarter ended December 31, 2018. The primary measurement period adjustments were (1) a $8.9 million decrease to Deferred revenue and a $5.7 million decrease to Goodwill (net of Deferred tax assets of $3.2 million) to remove the portion of the revenue for which the Company had no further performance obligations as of the acquisition date and (2) a $14.5 million decrease in Other intangible assets and corresponding $8.2 million increase in Other noncurrent assets and $6.3 million increase in Trade receivables for unbilled accounts receivable under ASC Topic 606. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. $32.8 million of the goodwill recorded is expected to be deductible for tax purposes.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired, excluding cash received, and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade receivables	$17.5
Prepaid and other current assets	2.0
Property and equipment	1.2
Goodwill	88.3
Other intangible assets	100.5
Other noncurrent assets	8.2
Total assets acquired	217.7

Accounts payable and accrued liabilities	6.6
Deferred revenue	2.1
Deferred tax liabilities	8.1
Total liabilities assumed	16.8
Net assets acquired	$200.9
For comparative purposes, selected unaudited pro-forma combined results of operations of Cannae for the years ended December 31, 2017 and 2016 are presented below (in millions). Pro-forma results presented assume the consolidation of T-System occurred as of the beginning of the 2016 period. Amounts are adjusted to exclude costs directly attributable to the acquisition of T-System, including transaction costs and amortization of acquired intangible assets.

	Year ended December 31,
	2017	2016
	(Unaudited)
Total revenues	$1,214.8	$1,242.5
Net earnings (loss) attributable to Cannae Holdings	109.8	(5.4)
The gross carrying values and weighted average estimated useful lives of property and equipment and other intangible assets acquired in the T-System acquisition consists of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$1.2	3 - 5
Other intangible assets:
Customer relationships	51.0	10
Computer software	40.3	9
Tradename	9.2	10
Total other intangible assets	100.5
Total	$101.7
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
For comparative purposes, selected unaudited pro-forma combined results of operations of Cannae Holdings for the year ended December 31, 2016 is presented below (in millions). Pro-forma results presented assume the consolidation of Brasada occurred as of the beginning of the 2016 period. Amounts are adjusted to exclude costs directly attributable to the acquisition of Brasada, including transaction costs.

Year ended December 31,
2016
(Unaudited)
Total revenues	$1,179.4
Net loss attributable to Cannae Holdings	(11.7)
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Dispositions
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital") for $560.0 million in an all-cash transaction. After repayment of debt, payout to option holders and a minority equity investor and other transaction-related payments, the Company received $331.4 million from the sale, which includes $326.0 million in cash and $5.4 million in purchase price holdback receivable. We recognized a pre-tax gain of $276.0 million on the sale and $126.3 million in income tax expense which are included in Net earnings from discontinued operations on the Consolidated and Combined Statement of Operations for the year ended December 31, 2017. We received $4.5 million of the purchase price holdback and wrote-off the remainder in the year ended December 31, 2018.
On January 25, 2016, we completed the sale of our Max & Erma's restaurant concept for $6.5 million pursuant to an Asset Purchase Agreement ("APA"). In the year ended December 31, 2016 we recorded $3.0 million in total expense, inclusive of a $2.5 million loss on the sale and $0.5 million in impairment charges related to the sale which are included in realized gains and (losses), net and other operating expense, respectively, on the Consolidated and Combined Statements of Operations for the year then ended.

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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.8	$17.8
Total assets	$—	$—	$17.8	$17.8

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$14.8	$—	$14.8
Equity securities	17.7	—	—	17.7
Total assets	$17.7	$14.8	$—	$32.5
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 17.0% to 17.5% and had a weighted average of 17.5% as of December 31, 2018. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of December 31, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the year ended December 31, 2018.

December 31, 2018
Corporate debt
securities

Fair value, December 31, 2017	$—
Transfers from Level 2	21.4
Paid-in-kind dividends and interest (1)	0.3
Accretion of original purchase discount (1)	0.7
Impairment (2)	(12.5)
Reclassification of impairment previously included in other comprehensive earnings to net earnings	7.9
Fair value, December 31, 2018	$17.8
(1) Included in Interest and investment income on the Consolidated and Combined Statements of Operations
(2) Included in Realized gains, net on the Consolidated and Combined Statements of Operations

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. For the year ended December 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period in which they occur.
As of December 31, 2017, we held no material assets or liabilities of continuing operations measured at fair value using Level 3 inputs.
All of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2018 relate to fixed maturity securities considered Level 3 fair value measures.
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
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K.
Note D.        Investments
Available for Sale Securities
The carrying amounts and fair values of our available for sale securities at December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.8	$18.8	$0.9	$(1.9)	$17.8
Total	$17.8	$18.8	$0.9	$(1.9)	$17.8

	December 31, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$14.8	$26.3	$0.3	$(11.8)	$14.8
Equity securities	17.7	17.7	0.3	(0.3)	17.7
Total	$32.5	$44.0	$0.6	$(12.1)	$32.5
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of December 31, 2018, the fixed maturity securities in our investment portfolio were corporate debt securities with a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 were as follows (in millions):

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.4	$(1.9)
Total temporarily impaired securities	$10.4	$(1.9)
During the year ended December 31, 2018, we incurred $12.5 million of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations. The impairment recorded relates to a corporate debt holding which has experienced a prolonged period of declining earnings and which we are uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings. During the year ended December 31, 2017, we incurred no other-than-temporary impairment charges relating investments in fixed-income or equity securities.
During the year ended December 31, 2018 and 2017, we sold equity securities for gross proceeds of $17.7 million and $31.6 million, respectively, resulting in net realized gains of less than $0.1 million and $5.1 million, respectively. We sold no securities in the year ended December 31, 2016.
During the years ended December 31, 2017 and 2016 we incurred no other-than-temporary impairment charges relating to available for sale investments. We recorded realized gains of less than $0.1 million and  $5.1 million, respectively, in the years ended December 31, 2018 and 2017 related to the sales of equity securities. We recorded no realized gains or losses on investment securities in the year ended December 31, 2016.
As of December 31, 2018, we held $2.3 million of corporate debt securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2018 and 2017 consisted of the following (in millions):

	Ownership at December 31, 2018	2018	2017
Ceridian Holding LLC	—%	$—	$324.9
Ceridian Holding II LLC	—%	—	58.4
Ceridian	23.5%	$359.7	—
Total investment in Ceridian		359.7	383.3
Other	various	37.5	41.6
Total		$397.2	$424.9
As a result of an internal restructuring occurring upon the closing of the Ceridian IPO, Ceridian Holding LLC and Ceridian Holding II LLC (collectively, "Ceridian LLC") were merged with and into Ceridian and all ownership interests therein were exchanged for common stock of Ceridian.
Based on quoted market prices, the aggregate value of our ownership of Ceridian common stock is $1.1 billion as of December 31, 2018.
Other Long-term Investments
Other long-term investments primarily consist of land held for investment purposes. In the year ended December 31, 2016 we recorded $3.0 million in impairment charges related to a formerly owned cost-method investment in which we determined recoverability of our investment was unlikely. The impairment is included in realized gains, net on the Consolidated and Combined Statement of Operations.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Short-term Investments
Short-term investments consist primarily of commercial paper and short-duration U.S. agency securities which have an original maturity of greater than three months but less than one year. Short-term investments are carried at amortized cost, which approximates fair value.

Note E.	Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2018	2017
	(In millions)
Furniture, fixtures and equipment	$192.9	$192.8
Leasehold improvements	138.5	146.3
Land	34.4	38.7
Buildings	27.2	33.5
	393.0	411.3
Accumulated depreciation and amortization	(216.6)	(192.5)
	$176.4	$218.8
Depreciation expense on property and equipment was $38.5 million, $41.9 million, and $41.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note F.	Goodwill
Goodwill consists of the following:

	Restaurant Group	T-System	Corporate and Other	Total
	(in millions)
Balance, December 31, 2016	$103.1	$—	$—	$103.1
Goodwill acquired during the year	—	99.6	—	99.6
Balance, December 31, 2017	$103.1	$99.6	$—	$202.7
Measurement period adjustments to prior year acquisitions	—	(11.2)	—	(11.2)
Impairment	(26.7)	—	—	(26.7)
Balance, December 31, 2018	$76.4	$88.4	$—	$164.8
See Note A for further information on current year goodwill impairment and Note B for further information on Goodwill acquired in conjunction with material business combinations.

Note G.	Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2018, 2017 and 2016, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2018 and 2017, of which we are not the primary beneficiary:

	2018		2017
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	9.2	9.2	13.0	14.7
Investments in Unconsolidated Affiliates
The Company holds variable interests in certain unconsolidated affiliates, outlined in the table above, which are primarily comprised of funds that hold minority ownership investments primarily in healthcare-related entities. The principal risk to which these funds are exposed is credit risk related to the underlying investees. In addition to the book value of our investments in unconsolidated affiliates, the maximum exposure to loss also includes $1.7 million as of December 31, 2017 for a note receivable from an investee. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The assets are included in investments in unconsolidated affiliates on the Consolidated and Combined Balance Sheets and accounted for under the equity method of accounting.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2018	2017
	(In millions)
Trademarks and tradenames	$80.3	$84.0
Software	57.4	67.4
Customer relationships and contracts	56.2	61.8
Other	51.4	17.4
	245.3	230.6
Accumulated amortization	(69.5)	(16.1)
	$175.8	$214.5
Amortization expense for amortizable intangible assets, which consist primarily of customer relationships and software, was $22.8 million, $7.4 million, and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2018, is $22.4 million in 2019, $19.7 million in 2020, $16.5 million in 2021, $14.0 million in 2022 and $12.6 million in 2023. As of December 31, 2018 and 2017, we had $69.2 million and $71.6 million, respectively of indefinite-lived tradenames.

Note I.	Inventory
Inventory consists of the following:

	December 31,
	2018	2017
	(In millions)
Bakery inventory:
Raw materials	$6.8	$9.1
Semi-finished and finished goods	5.6	7.5
Packaging	2.4	2.8
Obsolescence reserve	(3.0)	(0.6)
Total bakery inventory	11.8	18.8
Restaurant and other inventory	10.3	10.9
Other, non-restaurant inventory	0.2	—
Total inventory	$22.3	$29.7

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note J.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current consist of the following:

	December 31,
	2018	2017
	(In millions)
Accrued payroll and employee benefits	$23.9	$23.7
Trade accounts payable	23.4	20.3
Accrued casualty insurance expenses	16.7	16.5
Other accrued liabilities	34.4	40.2
	$98.4	$100.7
Accounts payable and other accrued liabilities, long term consist of the following:

	December 31,
	2018	2017
	(In millions)
Unfavorable lease liability	$20.9	$25.6
Other accrued liabilities	36.5	36.9
	$57.4	$62.5

Note K.	Notes Payable
Notes payable consists of the following:

	December 31,
	2018	2017
	(In millions)
ABRH Term Loan	$—	$84.2
ABRH Revolving Credit Facility	—	38.0
99 Term Loan, due December 21, 2023 with interest payable monthly at 8.00%	36.1	—
99 Revolver, unused portion of $15.0 million at December 31, 2018	—	—
DLOC Loan, unused portion of $10.0 million at December 31, 2018	—	—
Margin Facility, unused portion of $300.0 million at December 31, 2018	—	—
Brasada Interstate Loans, due January 2026 with interest payable at varying rates	11.7	12.1
FNF Revolver, unused portion of $100.0 million at December 31, 2018	—	—
Other	0.3	0.6
Notes payable, total	$48.1	$134.9
Less: Notes payable, current	5.9	122.2
Notes payable, long term	$42.2	$12.7
At December 31, 2018, the carrying value of our outstanding notes payable approximated fair value. The respective carrying values of the 99 Term Loan, ABRH Term Loan and the B Note, Development Loan and Line of Credit Loan pursuant to the Interstate Credit Agreement, each as defined below, approximate fair value as they are variable rate instruments with monthly reset periods which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of December 31, 2018.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

payments through (a) September 30, 2024 with respect to DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. The 99 Restaurants Credit Facility also allows for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt from Fifth Third Bank as the administrative agent. The obligations of the 99 Restaurants LLC under the 99 Restaurants Credit Facility are guaranteed by 99 Restaurants. The 99 Restaurants Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Borrower’s creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The 99 Restaurants Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). The 99 Restaurants Credit Facility provides that, upon the occurrence of an event of default, Fifth Third Bank, as administrative agent, may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to Fifth Third Bank or the lenders under the loan documents. Proceeds of $36.2 million for the 99 Term Loan were received at closing and primarily used to repay the remaining balance outstanding under the Intercompany Credit Facility. As of December 31, 2018, interest on the 99 Term Loan is payable every other month at a rate of 8.00% and we have $25.0 million available to borrow under the 99 Revolver and DLOC Loan.
On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. Pursuant to the Loan Agreement, the Borrower may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. Interest on term loans under the Margin Facility is payable in-kind or cash at the Borrower's election. The Margin Facility is collateralized by 25.0 million shares of Ceridian held by the Company which will be contributed to the Borrower prior to any draws under the Margin Facility. The Margin Facility is subject to maintenance and margin LTV ratios pursuant to which the Borrower will be required to maintain a certain loan to value ratio (based on the value of Ceridian common stock held by Borrower). In the event that this ratio is not maintained, the Borrower must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the term loans thereunder. The Loan Agreement contains customary representations and warranties, covenants, event-of-default, and margin maintenance provisions for financings of this nature which, subject to certain terms and conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding term loans under the Margin Facility upon occurrence. As of December 31, 2018, there are no borrowings outstanding under the Margin Facility and $300 million available to borrow. On February 7, 2019, we borrowed $150 million under the Margin Facility and used the proceeds to fund, in part, the DNB Acquisition.
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
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae ("NV Brasada"), entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the "Interstate Credit Agreement") originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Interstate Loans"). On June 13, 2018, the Interstate Credit agreement was modified to add an additional line of credit of $3.6 million and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million "A Note", which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million "B Note", which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. NV Brasada makes equal monthly payments of principal and interest under the Acquisition Loan. Each of the Development Loan and the Line of Credit Loan accrue interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and mature on the second anniversary of the respective issuances thereof. NV Brasada makes equal monthly payments of interest under the Development Loan and the Line of Credit Loan. The Interstate Loans are secured by certain single-family residential lots that can be sold for construction, owned by NV Brasada, and certain other operating assets owned by NV Brasada. The Company does not provide any guaranty or stock pledge under the Interstate Credit Agreement. As of December 31, 2018, there was $11.7 million, net of debt issuance costs, outstanding under the Interstate Credit Agreement; the variable rate notes incurred interest at 4.55% and there was $4.4 million available to be drawn on the Line of Credit Loan.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the FNF Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of December 31, 2018, we have not made any borrowings under the FNF Revolver. On February 7, 2019, we drew the entire $100 million available and used the proceeds to fund, in part, the DNB Acquisition.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender, Bank of America, N.A. as syndication agent and the other financial institutions party thereto. In March 2018, the ABRH Credit Facility, including the ABRH Term Loan and ABRH Revolving Credit Facility outstanding thereunder, was assigned to Cannae and the outstanding balance was paid off in its entirety.

Gross principal maturities of notes payable at December 31, 2018 are as follows (in millions):
2019	$5.9
2020	6.6
2021	5.8
2022	5.8
2023	16.1
Thereafter	9.1
$49.3

Note L.	Income Taxes
 Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Current	$24.4	$(28.2)	$6.2
Deferred	(11.3)	11.6	(16.6)
	$13.1	$(16.6)	$(10.4)
 A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.1	4.4
Tax credits	(27.6)	8.6	(66.1)
Valuation allowance	—	5.9	—
Non-deductible expenses and other, net	4.2	(5.0)	9.1
Non-deductible executive compensation	82.1	—	—
Dividends received deduction	(41.4)	—	—
Noncontrolling interests	43.2	(7.6)	(2.3)
Tax Reform	(3.8)	(9.9)	—
Other	—	(3.7)	—
Effective tax rate excluding equity investments	81.2%	26.4%	(19.9)%
Equity investments	(10.8)	(4.4)	(184.4)
Effective tax rate	70.4%	22.0%	(204.3)%
The Company’s effective tax rate at December 31, 2018, 2017, and 2016 is 70.4%, 22.0%and (204.3)%, respectively. The increase in 2018 from 2017 primarily relates to executive compensation which increased from the prior year as a result of the Tax Reform Act. The increase was partially offset by a dividends received deduction. Additionally, the impact of the non-controlling interests, permanent items, and tax credits on pretax income had a greater impact in 2018 compared to 2017 on pretax losses. The increase from 2016 to 2017 primarily relates to earnings from the Company’s equity investments and the impact of permanent items and tax credits on 2016 pretax earnings compared to pretax losses.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets:
Employee benefit accruals	$0.3	$0.2
Net operating loss carryforwards	5.4	10.9
Equity investments	8.9	14.6
Investment securities	2.8	3.0
Partnerships	11.1	—
Accrued liabilities	1.8	3.3
Tax credit carryforwards	—	1.1
Other	0.5	—
Total gross deferred tax asset	30.8	33.1
Less: valuation allowance	—	0.7
Total deferred tax asset	$30.8	$32.4
Deferred tax liabilities:
Amortization of goodwill and intangible assets	$(10.9)	$(16.8)
Partnerships	—	(4.4)
Depreciation	(0.2)	(0.6)
Other	(2.8)	—
Total deferred tax liability	$(13.9)	$(21.8)
Net deferred tax asset	$16.9	$10.6
The Company's net deferred tax asset was $16.9 million and $10.6 million at December 31, 2018, and 2017, respectively. The primary changes to the deferred taxes relate to changes in equity investments, partnership interests, and the utilization of net operating losses ("NOL") and tax credit carryforwards.
The decrease of $5.7 million in the Company’s deferred tax assets on equity investments was primarily related to various basis adjustments and current year pick up of equity in earnings of unconsolidated affiliates. The $15.5 million change in the deferred tax asset related to partnerships was primarily related to book losses within the restaurant group, which includes an impairment of goodwill. The $5.9 million decrease in the Company’s deferred tax liability for intangible assets was related to current year amortization and a reclassification between intangible assets and unbilled accounts receivable as part of the Company’s opening equity adjustment related to its adoption of ASC Topic 606.
The Company’s federal and state NOL carryforwards were $18.7 million and $36.2 million at December 31, 2018 and 2017, respectively. The Company had no tax credit carryforwards at December 31, 2018 and $1.1 million at December 31, 2017. The NOLs expire in various tax years through 2038. A portion of the NOL carryforwards are subject to a Section 382 limitation; however based on the section 382 limitation amount, all of the NOL carryovers are expected to be fully utilized before they expire.
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
The Company did not have any unrecognized tax benefits as of December 31, 2018, 2017 or 2016.
The Company's federal and state income tax returns for the tax years ended December 31, 2018 and 2017 remain subject to examination.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). SEC Staff Accounting Bulletin No. 118 ("SAB 118"), provided guidance for companies that had not completed their accounting for the income tax effects of the Tax Reform in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2018, the Company has completed its accounting for the tax effects of the Tax Reform Act, and recorded an immaterial adjustment related to the revised December 31, 2017 ending deferred tax balances which changed as a result of the temporary provision to return adjustments.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of December 31, 2018, we had $0.5 million accrued for legal proceedings. As of December 31, 2017, we had $0.2 million accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
O’Charley’s is the defendant in a lawsuit, Otis v. O’Charley’s, LLC, filed on July 13, 2016, in U.S. District Court, Central District of Illinois. The lawsuit purports to bring a national class action on behalf of all O’Charley’s servers and bartenders under the Fair Labor Standards Act and similar state laws. The complaint alleges that O'Charley's failed to pay plaintiffs the applicable minimum wage and overtime by requiring tipped employees to: (a) spend more than twenty percent of their time performing non-tipped duties, including dishwashing, food preparation, cleaning, maintenance, and other "back of the house" duties; and (b) perform “off the clock” work. Plaintiffs seek damages and declaratory relief. The named plaintiffs and members of the putative class are parties to employment agreements with O’Charley’s that provide, inter alia, for individual arbitration of potential claims and disputes. On October 25, 2016, the District Court entered an Order staying all proceedings in the Otis case pending the United States Supreme Court’s resolution of certain petitions for certiorari filed in several Circuit Courts of Appeals cases that address the issue of whether agreements between employers and employees to arbitrate disputes on an individual basis are enforceable under the Federal Arbitration Act. The Order provides that, if certiorari is granted in any of the Circuit Courts of Appeals cases, the stay of the Otis case will continue until the Supreme Court reaches a final decision on the merits in the cases. On January 13, 2017, the Supreme Court granted certiorari in three of the Circuit Courts of Appeals cases that address the enforceability of arbitration agreements. On May 21, 2018, the Supreme Court ruled on the issue, holding that class-action waivers in employment arbitration agreements are enforceable. The parties reached a settlement on January 2, 2019, whereby the plaintiffs agreed to a full and complete settlement and release of all claims that were asserted or that could have been asserted in the litigation. The

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

settlement is not material to the Company's financial position, results of operations, or liquidity. The settlement was approved and the case was dismissed with prejudice by court order on February 15, 2019.
Operating Leases
We have operating leases for certain of our premises and equipment, primarily for real estate and equipment in our Restaurant Group segment.
Original terms of our operating lease agreements primarily range from one to thirty years. Most of our leases include one or more options to renew, with varying renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion.

Future minimum operating lease payments are as follows (in millions):
2019	$62.0
2020	57.7
2021	51.3
2022	40.7
2023	34.1
Thereafter	133.2
Total future minimum operating lease payments	$379.0
Rent expense incurred under operating leases during the years ended December 31, 2018, 2017 and 2016 was $61.5 million, $61.9 million, and $64.5 million, respectively. Rent expense in the year ended December 31, 2016 also included abandoned lease charges related to office closures of $6.9 million related to the termination of leases associated with the sale of the Max and Erma's restaurant concept. No abandoned lease charges were recorded in the years ended December 31, 2018 or 2017.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2018 to determine the amount of the obligations. Purchase obligations as of December 31, 2018 are as follows (in millions):

2019	$194.4
2020	80.9
2021	46.7
2022	8.9
2023	3.4
Thereafter	7.3
Total purchase commitments	$341.6
Note N.      Discontinued Operations
OneDigital
On June 6, 2017, we completed the sale of OneDigital. As a result of the sale, the financial results of the businesses sold have been reclassified to discontinued operations for all periods presented in our Consolidated and Combined Statements of Operations. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

A reconciliation of the operations of OneDigital to the Consolidated and Combined Statement of Operations is shown below:

	Year Ended December 31,

	2017	2016
	(in millions)
Revenues:
Other operating revenue	$80.9	$148.3
Total operating revenues	80.9	148.3
Operating expenses:
Personnel costs	56.9	94.8
Depreciation and amortization	8.8	18.1
Other operating expenses	11.3	27.1
Total operating expenses	77.0	140.0
Operating income	3.9	8.3
Other income (expense):
Interest expense	(2.9)	(4.8)
Realized gain	276.0	—
Total other income (expense)	273.1	(4.8)
Earnings from continuing operations before income taxes	277.0	3.5
Income tax expense	129.3	1.5
Net earnings from discontinued operations	$147.7	$2.0

Cash flow from discontinued operations data:
Net cash provided by operations	$17.3	$27.6
Net cash used in investing activities	(27.3)	(51.9)
Other acquisitions/disposals of businesses, net of cash acquired, on the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017 and 2016 includes $25.9 million and $48.3 million, respectively, related to acquisitions made by OneDigital. Borrowings on the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017 and 2016 includes $23.0 million and $38.0 million, respectively, related to borrowings made by OneDigital. Debt service payments on the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017 and 2016 includes $3.0 million and $7.5 million, respectively, related to debt principal payments made by OneDigital.

Note O.	Employee Benefit Plans
Omnibus Plan
       In 2017, we established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 3.9 million shares of common stock, subject to the terms of the Omnibus Plan. The 2017 Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2018, there were 575,655 shares of Cannae restricted stock outstanding (the "CNNE Awards") under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors of the Company.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Restricted stock transactions under the Omnibus Plan in 2018 and 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	—	$—
Granted	287,059	18.45
Balance, December 31, 2017	287,059	$18.45
Granted	384,281	17.98
Vested	(95,685)	18.45
Balance, December 31, 2018	575,655	$18.13
Compensation cost relating to share-based payments is recognized in the Consolidated and Combined Statements of Operations based on the grant-date fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period of 3 years. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. Net earnings attributable to Cannae reflects stock-based compensation expense for the CNNE Awards of $2.0 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, which are included in personnel costs on the Consolidated and Combined Statements of Operations. There was no expense related to CNNE Awards in 2016. The total fair value of restricted stock awards granted in the years ended December 31, 2018 and 2017 was $6.9 million and $5.3 million, respectively.
As of December 31, 2018, the unrecognized compensation cost related to the CNNE Awards is $10.0 million and is expected to be recognized over a period of 1.79 years.
On May 16, 2018, we issued 991,906 shares of our common stock (unrestricted) under the Omnibus Plan for the stock portion of bonuses paid in conjunction with the Ceridian IPO. See Note A.
FNFV Restricted Stock Awards
Prior to the Split-Off, we historically participated in FNF's Omnibus Incentive Plan (the “ FNF Omnibus Plan”) which provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents in either of FNF's two former classes of common stock, FNF Group and FNFV Group. As of December 31, 2018 there were no shares of FNFV Group restricted stock outstanding (the "FNFV Awards") under the FNF Omnibus Plan.
Prior to the Split-Off, stock-based compensation related to FNFV Awards was allocated to us by FNF. Compensation cost relating to share-based payments is recognized in the Consolidated and Combined Financial Statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period of 3 years. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. Net earnings attributable to FNFV reflects the allocation of stock-based compensation expense for the FNFV Awards of $4.2 million and $4.7 million for the years ended December 31, 2017 and 2016, respectively which are included in personnel costs on the Consolidated and Combined Statements of Operations.
As of December 31, 2018, there was no remaining unrecognized compensation cost related to the FNFV Awards.

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
Our restaurant group companies obtain a majority of their restaurant food products and supplies from five distributors. Although we believe alternative vendors could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

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
LifeWorks Corporation Ltd. ("LifeWorks"), a former subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with the Ceridian IPO and on July 27, 2018, LifeWorks was sold. The results of Ceridian for the years ended December 31, 2017 and 2016 have been adjusted to remove the effects of the discontinued operations of LifeWorks.
As of and for the year ended December 31, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$1,117.8	$—	$—	$—	$—	$1,117.8
Other revenues	—	57.9	746.4	29.7	(746.4)	87.6
Revenues from external customers	1,117.8	57.9	746.4	29.7	(746.4)	1,205.4
Interest and investment income, including realized gains and losses	(2.1)	—	—	175.2	—	173.1
Total revenues and other income	1,115.7	57.9	746.4	204.9	(746.4)	1,378.5
Depreciation and amortization	44.9	15.0	56.6	1.4	(56.6)	61.3
Interest expense	(16.0)	(4.3)	(83.2)	15.6	83.2	(4.7)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(96.8)	(8.3)	(30.4)	123.7	30.4	18.6
Income tax expense (benefit)	0.6	(1.9)	7.7	14.4	(7.7)	13.1
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(97.4)	(6.4)	(38.1)	109.3	38.1	5.5
Equity in earnings of unconsolidated affiliates	0.1	—	—	4.3	(20.5)	(16.1)
(Loss) earnings from continuing operations	$(97.3)	$(6.4)	$(38.1)	$113.6	$17.6	$(10.6)
Assets	$432.3	$206.3	$5,154.4	$820.9	$(5,154.4)	$1,459.5
Goodwill	76.4	88.4	1,927.4	—	(1,927.4)	164.8
As of and for the year ended December 31, 2017:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$1,129.0	$—	$—	$—	$—	$1,129.0
Other revenues	—	12.9	670.8	27.6	(670.8)	40.5
Revenues from external customers	1,129.0	12.9	670.8	27.6	(670.8)	1,169.5
Interest and investment income, including realized gains and losses	—	—	—	10.2	—	10.2
Total revenues and other income	1,129.0	12.9	670.8	37.8	(670.8)	1,179.7
Depreciation and amortization	43.6	3.1	53.8	2.6	(53.8)	49.3
Interest expense	(6.6)	—	(87.1)	(0.4)	87.1	(7.0)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(36.1)	(0.9)	(54.1)	(38.2)	54.1	(75.2)
Income tax expense (benefit)	0.7	(2.4)	(49.6)	(14.9)	49.6	(16.6)
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(36.8)	1.5	(4.5)	(23.3)	4.5	(58.6)
Equity in earnings of unconsolidated affiliates	0.1	—	—	1.4	1.9	3.4
(Loss) earnings from continuing operations	$(36.7)	$1.5	$(4.5)	$(21.9)	$6.4	$(55.2)
Assets	$501.0	$221.2	$6,729.9	$765.0	$(6,729.9)	$1,487.2
Goodwill	103.1	99.6	1,961.0	—	(1,961.0)	202.7

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2016:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$1,157.6	$—	$—	$—	$1,157.6
Other revenues	—	623.4	20.8	(623.4)	20.8
Revenues from external customers	1,157.6	623.4	20.8	(623.4)	1,178.4
Interest and investment (loss) income, including realized gains and losses	(2.5)	—	15.1	—	12.6
Total revenues and other income	1,155.1	623.4	35.9	(623.4)	1,191.0
Depreciation and amortization	42.4	53.2	2.3	(53.2)	44.7
Interest expense	(4.7)	(87.4)	(0.5)	87.4	(5.2)
Earnings (loss) from continuing operations, before income taxes and equity in losses of unconsolidated affiliates	0.8	(98.6)	4.4	98.6	5.2
Income tax expense (benefit)	0.4	6.7	(10.8)	(6.7)	(10.4)
Earnings (loss) from continuing operations, before equity in losses of unconsolidated affiliates	0.4	(105.3)	15.2	105.3	15.6
Equity in losses of unconsolidated affiliates	—	—	(0.4)	(29.1)	(29.5)
Earnings (loss) from continuing operations	$0.4	$(105.3)	$14.8	$76.2	$(13.9)
Assets	$497.2	$6,426.5	$976.1	$(6,426.5)	$1,473.3
Goodwill	103.1	1,933.1	—	(1,933.1)	103.1
The activities in our segments include the following:

•
Restaurant Group.  This segment consists of the operations of ABRH and 99 Restaurants, in which we have 65.4% and 88.5% ownership interests, respectively. ABRH and its affiliates are the owners and operators of the O'Charley's, Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation. 99 Restaurants and its affiliates are the owners and operators of Ninety Nine Restaurants restaurant concept. This segment also included the results of operations of the Max & Erma's restaurant concept, which was sold on January 25, 2016.

•
Ceridian.  This segment consists of our 23.5% ownership interest in Ceridian. Ceridian, through its operating subsidiary, is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Ceridian's cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Dayforce enables organizations to process payroll, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. Our chief operating decision maker reviews the full financial results of Ceridian for purposes of assessing performance and allocating resources. Thus, we have included the full financial results of Ceridian in the table above. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian Elimination section of the segment presentation above.

•
T-System. This segment consists of the operations of our 97%-owned subsidiary, T-System, acquired on October 16, 2017. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System organizes itself into two businesses. The Clinical Documentation business offers software solutions providing clinical staff with full workflow operations that drive documentation completeness and revenue optimization to more than 240 customers at more than 450 customer sites. Additionally, the patented T-Sheet is the industry standard for emergency department documentation, with more than 200 customers at more than 475 customer sites. The Coding Software & Outsourced Solutions business provides a full-service outsourced coding solution as well as a cloud-based software-as-a-service solution for self-service coding. These offerings help more than 75 customers at over 400 sites optimize their revenue cycle workflow and customer revenue reimbursement through improved coding accuracy and compliance and coder productivity compared to in-house coding.

•
Corporate and Other.  This segment consists of our share in the operations of certain controlled portfolio companies and other equity investments as well as certain intercompany eliminations and taxes. Total assets for this segment as of December 31, 2016 also include the assets of One Digital. See Note N Discontinued Operations for further details.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note R.      Related Party Transactions
FNF
As a former wholly-owned subsidiary of FNF, we have incurred payables related to historical intercompany transactions, taxes and cost allocations between us and FNF. FNF forgave these historical intercompany receivables due from us which amounted to $4.5 million and $9.5 million in the years ended December 31, 2017 and 2016, respectively.
The Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the CSA and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Total operating expenses allocated from FNF to us was $1.3 million, $9.5 million and $9.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.
On November 16, 2017, certain subsidiaries of FNF contributed an aggregate of $100.0 million to us (the "FNF Investment") in exchange for 5,706,134 shares of Cannae common stock.
We have a $100.0 million Revolver Note with FNF. As of December 31, 2018 and 2017, there is no outstanding balance under the FNF Revolver or Revolver Note. On February 7, 2019, we drew the entire $100 million available and used the proceeds to fund, in part, the DNB Acquisition. Refer to Note K Notes Payable for further discussion.
Sale of Max & Erma's
On January 25, 2016, ABRH completed the sale of its Max & Erma's restaurant concept for $6.5 million pursuant to an APA. The buyer was a joint venture formed by Newport Global Opportunities Fund 1-A AIV LP and Glacier Restaurant Group ("GRG"), a restaurant owner and operator majority-owned by William P. Foley II, the Chairman of FNF's Boards of Directors. The transaction included the sale of 26 restaurants to GRG along with all Max & Erma's tradenames/trademarks and franchise operations, and other assets and liabilities. While the real estate leases for 25 leased restaurants were assigned to the buyer, ABRH was not released from liability under the leases and remains liable in the event the buyer fails to pay amounts due thereunder. As of December 31, 2018, there are 21 such leases still in force and the maximum amount of this guarantee is $18.2 million.

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
We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") on January 1, 2018 using a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings. We applied the standard to all contracts existing at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. As a result of the adoption of ASC Topic 606, we recorded a cumulative-effect adjustment of $1.9 million which increased Retained earnings. As a result of errors identified in our adjustment for the cumulative effect of the adoption of ASC Topic 606 as of the date of adoption (January 1, 2018), as further discussed in Note A, the cumulative effect adjustment decreased by $2.4 million from the $4.3 million (net of tax), as reported, to $1.9 million (net of tax), as corrected. See Note U for further discussion of our revenue.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU allows for a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees were required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard using a modified retrospective approach with a cumulative-effect adjustment to opening equity and only include required disclosures for prior periods.
We have identified a vendor with software suited to track and account for leases under the new standard and have transitioned our lease accounting within the software. We anticipate this standard will have a material impact on our consolidated balance sheets. However, while we are still completing our analysis, we do not anticipate that adoption of this ASU will have a material impact on our consolidated statements of operations. The most significant impact of the adoption of this standard relates to our accounting for leased real estate for our Restaurant Group. We plan to adopt this standard using a modified retrospective approach in the first quarter of 2019 and to use the package of practical expedients available upon adoption.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We adopted this new guidance in the year ended December 31, 2018 and assessed our goodwill for impairment under the new standard. See Note A.
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

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash paid during the year:
Interest	$3.3	$8.7	$8.7
Income taxes	0.2	117.7	4.0

Non-cash investing activities:
Acquisition of Ceridian HCM common shares through non-cash private placement investment - see Note A	$(33.4)	—	—
Non-cash distribution of LifeWorks from Ceridian - see Note A	32.5	—	—
Non-cash financing activities:
Liabilities and noncontrolling interests assumed in connection with acquisitions (1):
Fair value of net assets acquired	$—	$252.5	$92.0
Less: Total cash purchase price	—	222.7	75.8
Liabilities and noncontrolling interests assumed	$—	$29.8	$16.2

Debt extinguished through the sale of OneDigital	$—	$151.1	$—
_____________________________________
(1) See Note B for further discussion of assets and liabilities acquired in business combinations in the years ended December 31, 2017 and 2016.
Note U — Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. Differences between our historical revenue recognition and revenue which would have been recorded had we retrospectively restated prior periods to conform with ASC Topic 606 are not considered material. We recorded a cumulative effect adjustment to opening equity as of January 1, 2018 of $1.9 million as a result of adoption of ASC Topic 606. See Note A for discussion of immaterial corrections to our previously reported cumulative effect adjustment for ASC Topic 606.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Disaggregation of Revenue
Our revenue consists of:

		Year ended December 31,
		2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$1,023.0
Bakery sales	Restaurant Group	88.8
Franchise and other	Restaurant Group	6.0
Total restaurant revenue		1,117.8
Other operating revenue:
T-System, point-in-time	T-System	24.5
T-System, over time	T-System	33.4
Real estate and resort	Corporate and other	23.2
Other	Corporate and other	6.5
Total other operating revenue		87.6
Total operating revenues		1,205.4
Restaurant revenue consists of restaurant sales, bakery operations, and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided. Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped and control transfers to the customer. Franchise revenue and other revenue consist of development fees and royalties on sales by franchised units. Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Royalties are calculated as a percentage of the franchisee sales and recognized in the period in which the sales are generated. Revenue resulting from the sale of gift cards is recognized in the period in which the gift card is redeemed and is recorded as deferred revenue until recognized.
T-System recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue recognized is determined by the consideration that T-System expects to be entitled to in exchange for the goods and services. T-System's contracts with customers typically do not include variable consideration such as right of return or refund or other form of incentives or considerations payable to customers.
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
T-System sells an electronic version of the medical documentation system (“EV”), provided in the form of a non-exclusive license to use the software at the sites under the agreement when the software is made available to the customer. EV contracts with customers can include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations such as software licenses, implementation services, third party interface licenses or subscriptions, hardware, and maintenance (software updates and technical support services). T-System sells software licenses through recurring fixed-term or subscription fee arrangements and one-time perpetual license arrangements (perpetual licenses), and as software as a service solution (cloud solutions). EV term license and perpetual license contracts include performance obligations that are both satisfied at a point in time and over a period of time as goods and services are transferred. T-System also sells legacy medical documentation templates ("T-Sheets") to emergency care providers to be used for documentation of patient care. T-Sheets includes various optional recurring fixed-term or subscription licenses which are recognized over time after access to the template has been delivered to the customer. EV software as a service contracts typically include one stand ready performance obligation to provide subscription services which are satisfied over time. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Judgment is required to determine the standalone selling price ("SSP") for each distinct performance

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include our pricing strategy and other observable inputs.
T-System typically bills its customers on a monthly or other frequent periodic basis in accordance with the underlying contracts with its customers. We have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers. Revenue is recognized net of any taxes collected from customers.
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
Contract Balances
The following table provides information about receivables and deferred revenue:

December 31,
2018
(In millions)
Trade receivables, billed (1)	$40.3
Unbilled accounts receivable, current (1)	9.5
Unbilled accounts receivable, long term (2)	10.6
Deferred revenue (contract liabilities)	31.7
(1) Included in Trade receivables on the Consolidated and Combined Balance Sheets
(2) Included in Other noncurrent assets on the Consolidated and Combined Balance Sheets
Unbilled accounts receivable is recorded primarily for our T-System EV and RevCycle+ revenue related to software, licenses, license implementation (including upfront training) and other performance obligations which are recognized in revenue at a point-in-time upon satisfaction of performance obligations, but collected in cash ratably over the term of the underlying contract.
Deferred revenue is recorded primarily for restaurant gift card sales and certain T-System revenue. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated and Combined Balance Sheets. Revenue of $20.7 million was recognized in the year ended December 31, 2018 that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2018, $14.1 million of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring, long-term contracts of one to five years associated with T-System's RevCycle+ and EV contracts. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 55% of our remaining performance obligations over the next 12 months, approximately another 28% over the next 13 to 24 months, and the balance thereafter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 solely because of the material weaknesses in our internal control over financial reporting identified in relation to our accounting for revenue at T-System as further described below.
However, giving full consideration to the deficiencies identified and discussed below, we have concluded that the Consolidated and Combined Financial Statements included in this Annual Report for the year ended December 31, 2018 and in our Quarterly Reports for the periods ended March 31, June 30 and September 30, 2018, present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
On October 16, 2017, the Company completed its acquisition of T-System, a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. During the quarter ended March 31, 2018, the Company adopted Accounting Standard Codification, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective approach and recorded a cumulative-effect adjustment (the "ASC 606 Adjustment") through opening equity. The ASC 606 Adjustment recorded is related solely to the change in accounting for certain revenue streams of T-System. T-System revenue represents approximately 5% of consolidated total revenue of the Company for the year ended December 31, 2018. As discussed in Notes A and S to our Consolidated and Combined Financial Statements included in this Annual Report, during our reporting process for the year and quarter ended December 31, 2018, it was determined that the ASC 606 Adjustment related to T-System revenue previously recorded in the first quarter of fiscal year of 2018, and also included in the Consolidated and Combined Statements of Equity in the second and third quarters of 2018, was misstated.
Management concluded that material weaknesses exist related to the control activities, information and communication, and monitoring activities around the Company’s adoption and application of ASC 606 at T-System and are attributable to the failure of management to (1) design and implement control activities over the accuracy and completeness of the underlying information used to derive the revenue related accounting entries for the adoption and application of ASC 606 at T-System; (2) design and implement control activities, including the related supporting documentation, around the determination of the ongoing revenue accounting at T-System; and (3) monitor related revenue control activities at T-System in order to prevent or detect material misstatements.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We expect to remediate the material weaknesses identified during the year ended December 31, 2019. Remediation efforts will include improving the design and implementation of our controls around the application of ASC 606 at T-System to include more detailed reviews of underlying data used to derive the revenue related accounting entries, enhancing communication between the Company and T-System management to include emphasis of the importance of validation of underlying data used, improving supporting documentation around the determination of the ongoing revenue accounting, including utilizing external resources to assist with accounting and reporting for ASC 606 at T-System, and improving our monitoring of these activities related to the accounting and reporting for revenue at T-System.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated and Combined Financial Statements of Cannae Holdings, Inc. and its subsidiaries included in Item 8 of Part II:

Reports of Independent Registered Public Accounting Firms on Consolidated and Combined Financial Statements	43
Consolidated and Combined Balance Sheets as of December 31, 2018 and 2017	44
Consolidated and Combined Statements of Operations for the years ended December 31, 2018, 2017, and 2016	45
Consolidated and Combined Statements of Comprehensive Earnings (Loss) for the years ended December 31, 2018, 2017, and 2016	46
Consolidated and Combined Statements of Equity for the years ended December 31, 2018, 2017, and 2016	47
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	48
Notes to Consolidated and Combined Financial Statements	49
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

10.9
Master Assignment and Assumption, dated as of March 13, 2018, by and between Cannae Holdings, LLC as the assignee, Wells Fargo Bank, N.A. as assignor, and other assignors party thereto (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018)

10.10
Agency Succession Agreement, dated as of March 13, 2018, by and between Cannae Holdings, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018).

10.11
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Cannae Holdings, Inc. 2017 Omnibus Incentive Plan (time-based vesting) for November 2017 Awards (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018). (1)

10.12
Second Amendment to Credit Agreement, dated as of March 15, 2018, by and among ABRH, LLC, a Delaware limited liability company, and Fidelity Holdings, LLC, as the borrowers, and Cannae Holdings, LLC as administrative agent (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018).

10.13
Voting Agreement dated April 30, 2018 by and among Ceridian HCM Holding Inc., Cannae Holdings, LLC and certain affiliates of Thomas H. Lee Partners L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 13, 2018).

10.14
Margin Loan Agreement, dated as of November 7, 2018, among Cannae Funding, LLC, as Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and Credit Suisse Securities (USA) LLC, as calculation agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 8, 2018).

10.15	Guarantee Agreement, dated as of November 7, 2018, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 8, 2018).
10.16	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Cannae Holdings, Inc. 2017 Omnibus Incentive Plan (time-based vesting) for November 2018 Awards (1)

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to reports related to Ceridian HCM Holding, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Audited Financial Statements of Ceridian HCM Holding Inc. as of and for the year ended December 31, 2018
101
The following materials from Cannae Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated and Combined Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Earnings (Loss), (iv) the Consolidated and Combined Statements of Stockholders' Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Consolidated and Combined Financial Statements.

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

Date: March 18, 2019

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent B. Bickett	President	March 18, 2019
Brent B. Bickett	(Principal Executive Officer)

/s/ Richard L. Cox	Executive Vice President and Chief Financial Officer	March 18, 2019
Richard L. Cox	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director	March 18, 2019
William P. Foley, II

/s/ Hugh R. Harris	Director	March 18, 2019
Hugh R. Harris

/s/ C. Malcolm Holland	Director	March 18, 2019
C. Malcolm Holland

/s/ Frank R. Martire	Director	March 18, 2019
Frank R. Martire

/s/ Richard N. Massey	Director	March 18, 2019
Richard N. Massey

/s/ Erika Meinhardt	Director	March 18, 2019
Erika Meinhardt

/s/ James B. Stallings, Jr.	Director	March 18, 2019
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	March 18, 2019
Frank P. Willey