Form 10-Q
period 2019-03-31
Cannae Holdings, Inc.
filed 2019-05-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
(702) 323-7330
___________________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Cannae Common Stock, $0.0001 par value	CNNE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2019 there were 72,223,692 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$121.2	$323.0
Short-term investments	12.1	31.4
Trade receivables	29.5	49.8
Inventory	31.0	22.3
Prepaid expenses and other current assets	29.0	25.2
Total current assets	222.8	451.7
Investments in unconsolidated affiliates	930.8	397.2
Lease assets - see Note B	240.6	—
Property and equipment, net	168.7	176.4
Other intangible assets, net	162.1	175.8
Goodwill	164.8	164.8
Fixed maturity securities available for sale, at fair value	17.5	17.8
Deferred tax asset	15.8	16.9
Other long term investments and non-current assets	58.0	58.9
Total assets	$1,981.1	$1,459.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$89.9	$98.4
Lease liabilities, current - see Note B	42.7	—
Income taxes payable	23.7	24.2
Deferred revenue	25.9	31.5
Notes payable, current	5.9	5.9
Total current liabilities	188.1	160.0
Lease liabilities, long term - see Note B	230.9	—
Deferred revenue, long term	0.2	0.2
Notes payable, long term	206.3	42.2
Note payable to Fidelity National Financial, Inc. - see Note F	100.0	—
Accounts payable and other accrued liabilities, long term	29.6	57.4
Total liabilities	755.1	259.8
Commitments and contingencies - see Note G
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of March 31, 2019 and December 31, 2018; issued and outstanding of 72,234,330 and 72,223,692, respectively, as of March 31, 2019 and December 31, 2018	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of March 31, 2019 and December 31, 2018	—	—
Retained earnings	71.4	45.8
Additional paid-in capital	1,148.8	1,146.2
Less: Treasury stock, 10,638 shares as of March 31, 2019 and December 31, 2018, at cost	(0.2)	(0.2)
Accumulated other comprehensive loss	(65.6)	(67.2)
Total Cannae shareholders' equity	1,154.4	1,124.6
Noncontrolling interests	71.6	75.1
Total equity	1,226.0	1,199.7
Total liabilities and equity	$1,981.1	$1,459.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018

Revenues:
Restaurant revenue	$257.8	$273.8
Other operating revenue	16.7	18.6
Total operating revenues	274.5	292.4
Operating expenses:
Cost of restaurant revenue	227.0	240.8
Personnel costs	24.4	24.1
Depreciation and amortization	13.9	14.3
Other operating expenses	23.8	21.2
Total operating expenses	289.1	300.4
Operating loss	(14.6)	(8.0)
Other income (expense):
Interest, investment and other income	11.0	1.3
Interest expense	(3.7)	(3.0)
Realized gains, net	1.6	—
Total other income (expense)	8.9	(1.7)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(5.7)	(9.7)
Income tax benefit	(4.8)	(5.5)
Loss before equity in earnings (losses) of unconsolidated affiliates	(0.9)	(4.2)
Equity in earnings (losses) of unconsolidated affiliates	2.9	(1.1)
Net earnings (loss)	2.0	(5.3)
Less: Net loss attributable to non-controlling interests	(3.1)	(4.2)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$5.1	$(1.1)
Earnings per share
Basic
Net earnings (loss) per share	$0.07	$(0.02)
Diluted
Net earnings (loss) per share	$0.07	$(0.02)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	71.6	70.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	71.8	70.6

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net earnings (loss)	$2.0	$(5.3)
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(0.2)	2.1
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	6.2	(6.7)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (3)	0.6	—
Other comprehensive earnings (loss)	6.6	(4.6)
Comprehensive earnings (loss)	8.6	(9.9)
Less: Comprehensive loss attributable to noncontrolling interests	(3.1)	(4.2)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc.	$11.7	$(5.7)
_________________________________

(1)	Net of income tax (benefit) expense of $(0.1) million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Net of income tax expense (benefit) of $1.6 million and $(1.8) million for the three months ended March 31, 2019 and 2018, respectively.

(3)	Net of income tax expense of $0.2 million for the three months ended March 31, 2019.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	—	$—	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	1.9	—	—	—	—	1.9
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	2.1	—	—	—	2.1
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.7)	—	—	—	(6.7)
Stock-based compensation	—	—	0.4	—	—	—	—	—	0.4
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Ceridian stock-based compensation	—	—	1.0	—	—	—	—	—	1.0
Net loss	—	—	—	(1.1)	—	—	—	(4.2)	(5.3)
Balance, March 31, 2018	70.9	$—	$1,131.9	$1.0	$(75.6)	—	$—	$89.5	$1,146.8

Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	(0.2)	—	—	—	(0.2)
Other comprehensive earnings — unrealized earnings on investments in unconsolidated affiliates, net of tax	—	—	—	—	6.2	—	—	—	6.2
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	0.6	—	—	—	0.6
Stock-based compensation	—	—	0.9	—	—	—	—	—	0.9
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Ceridian stock-based compensation	—	—	1.4	—	—	—	—	—	1.4
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net earnings (loss)	—	—	—	5.1	—	—	—	(3.1)	2.0
Balance, March 31, 2019	72.2	—	1,148.8	71.4	(65.6)	—	(0.2)	71.6	$1,226.0

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,

	2019	2018

Cash flows from operating activities:
Net earnings (loss)	$2.0	$(5.3)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13.9	14.3
Equity in (earnings) losses of unconsolidated affiliates	(2.9)	1.1
Distributions from investments in unconsolidated affiliates	2.0	0.9
Realized gains and asset impairments, net	(1.4)	1.0
Noncash lease expense	9.9	—
Stock-based compensation cost	0.9	0.4
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	20.2	5.6
Net increase in inventory, prepaid expenses and other assets	(10.1)	(8.0)
Net decrease in lease liabilities	(10.9)	—
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(12.3)	(16.4)
Net change in income taxes	(5.3)	(4.9)
Net cash provided by (used in) operating activities	6.0	(11.3)
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	1.7	17.7
Additions to property and equipment and other intangible assets	(3.2)	(3.1)
Proceeds from sales of property and equipment	2.9	1.4
Dun & Bradstreet Investment, net of capitalized syndication fees - see Note D	(502.7)	—
Purchases of other long-term investments	—	(1.7)
Distributions from investments in unconsolidated affiliates	0.3	—
Net proceeds from sales and maturities of (cash paid for purchases of) short-term investment securities	19.2	(21.1)
Net other investing activities	—	0.4
Net cash used in investing activities	(481.8)	(6.4)
Cash flows from financing activities:
Borrowings	262.2	0.1
Debt service payments	(1.0)	(123.8)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.4)	—
Proceeds from ABRH sale and leaseback of corporate offices, net of issuance costs- see Note A	13.2	—
Net cash provided by (used in) financing activities	274.0	(123.7)
Net decrease in cash and cash equivalents	(201.8)	(141.4)
Cash and cash equivalents at beginning of period	323.0	245.6
Cash and cash equivalents at end of period	$121.2	$104.2

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.2 billion as of March 31, 2019. Our business consists of managing and operating certain majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. As of March 31, 2019, our primary investments include our minority ownership interests in Ceridian Holding HCM, Inc. ("Ceridian") and Dun & Bradstreet (as defined in Note D); majority equity ownership stakes in American Blue Ribbon Holdings, LLC ("ABRH"), 99 Restaurants Holdings, LLC ("99 Restaurants") and T-System Holdings, LLC ("T-System"); and various other controlled portfolio companies and minority equity and debt investments. Except where otherwise noted, all references to we, us, our, Cannae, Cannae Holdings, the Company, or CNNE are to Cannae Holdings, Inc. and its subsidiaries, taken together.

See Note H for further discussion of the businesses comprising our reportable segments.

Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2018.
Following the split-off of the former portfolio company investments by Fidelity National Financial, Inc. ("FNF"), and subsequent contribution to us (the "FNF Split-Off"), the Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the Corporate Services Agreement ("CSA"), dated as of November 17, 2017, by and between the Company and FNF and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Both FNF and Cannae believe such allocations are reasonable; however, they may not be indicative of the actual results of operations or cash flows of the Company had the Company been operating as an independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future. FNF is considered a related party to the Company.
All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they may become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Condensed Consolidated Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Condensed Consolidated Balance Sheets in each period.
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the valuation of goodwill and acquired intangible assets and fair value measurements (Note C). Actual results may differ from estimates.
Recent Developments
Dun & Bradstreet
In February 2019, we completed our previously announced investment in The Dun & Bradstreet Corporation ("DNB"), a Delaware corporation. DNB is a global leader in commercial data and analytics and provides various services to help companies improve their operational performance. See Note D for further discussion.
Restaurant Group
During the quarter ended March 31, 2019 and year ended December 31, 2018, we entered into a plan to sell certain real estate assets of ABRH including its corporate offices located in Nashville, Tennessee and Denver, Colorado. In conjunction with the plan of sale, $11.2 million of assets are recorded as held for sale and included in Prepaid expenses and other current assets, net as of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

March 31, 2019. In the three months ended March 31, 2019, we reclassified an additional $4.3 million from Property and equipment, net to Prepaid expenses and other current assets on the Consolidated and Combined Balance Sheet as of March 31, 2019.
On March 21, 2019, ABRH sold its corporate office located in Nashville, Tennessee for net cash proceeds of $13.2 million and entered into a lease agreement with the buyer to lease the office for an initial term of 15 years. The transaction was evaluated and determined not to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. We reclassified $2.4 million from assets held for sale formerly included Prepaid expenses and other current assets to reflect the real estate assets in Property and equipment, net on our Condensed Consolidated Balance Sheet as of March 31, 2019 as if we were the legal owner. We continue to recognize depreciation expense over the buildings estimated useful life. We have recorded a liability for the financing obligation in the amount of the net cash proceeds of $13.2 million which is included in Accounts payable and other accrued liabilities, long term on our Condensed Consolidated Balance Sheet as of March 31, 2019.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2019 and 2018, there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 84.2% and 56.7% in the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate is attributable to increased tax expense on earnings from investments in unconsolidated affiliates and an increased impact of permanent book-to-tax differences for wage and tip credits on pretax loss in the 2019 period compared to 2018.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard by recording a cumulative-effect adjustment to opening equity, if necessary, and only include required disclosures for prior periods.
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach prescribed by ASU 2018-11 and recorded an operating lease right-of-use asset (Lease assets) of $246.0 million and an operating lease liability for future discounted lease payment obligations (Lease liabilities) of $279.4 million at the date of adoption (January 1, 2019). The other material impacts of the adoption of Topic 842 also resulted in a decrease of $9.1 million and $42.3 million to our Other intangible assets, net and Accounts payable and accrued liabilities, respectively. We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.
See Note B. Leases for further discussion of our leasing arrangements and related accounting.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Revision of Prior Period Financial Statements
Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2018, we identified and corrected errors in connection with the preparation of the financial statements for the year ended December 31, 2018 pertaining to: (1) our adjustment for the cumulative effect of the adoption of Accounting Standards Codification ("ASC") Topic 606 as of the date of adoption (January 1, 2018), (2) adjustments to the opening balance sheet of T-System in order to add a contract asset for its unbilled accounts receivable and to remove a portion of deferred revenue for which T-System had no further performance obligations and (3) our accounting for certain revenue transactions in our T-System segment for the three months ended March 31, 2018.
These corrections resulted in a decrease in the Adjustment for cumulative effect of adoption of ASC Topic 606 to Retained earnings in the Condensed Consolidated Statement of Equity for the three months ended March 31, 2018 of $2.4 million from the $4.3 million (net of tax), as reported, to $1.9 million (net of tax), as corrected.
These corrections also resulted in the following changes in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018:
i.decrease of $1.5 million to Other operating revenue,
ii.decrease of $0.6 million to Depreciation and amortization,
iii.increase of $1.5 million to Income tax benefit (decreased expense) and
iv.decrease of $0.6 million to Net loss and Net loss attributable to Cannae (decreased loss)
In accordance with accounting guidance found in ASC Topic 250-10 Accounting Changes and Error Corrections (SEC Staff Accounting Bulletin Topic 1M), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material, individually or in the aggregate, to any of our previously issued financial statements on Form 10-Q. Consequently, we are correcting these errors in this report and will also correct these errors prospectively in our subsequent quarterly filings on Form 10-Q.
Note B — Leases
We adopted ASC Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under ASC Topic 840. See Note A for further discussion of the current period effects of adoption of ASU No. 2016-02 Leases (Topic 842).
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to real estate for restaurants and office space. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively on the Condensed Consolidated Balance Sheets as of March 31, 2019.
Our material operating leases range in term from one year to twenty years. As of March 31, 2019, the weighted-average remaining lease term of our operating leases was 8 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our lease agreements do not contain any material buyout options, residual value guarantees or restrictive covenants.
Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We include options to renew, not to exceed a total lease term of twenty years, in our measurement of right-of-use assets and lease liabilities when they are considered reasonably certain of exercise. We consider a lease probable for renewal when the duration of the lease extensions are in the foreseeable future and related to assets for which will be reasonably assured of continued use.
Excluding certain immaterial classes of leases in our Restaurant Group, we do not separate lease components from nonlease components for any of our right of use assets.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Our operating lease liabilities are determined by discounting future lease payments using a discount rate which represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of March 31, 2019 the weighted-average discount rate used to determine our operating lease liabilities was 7.74%.
In our Restaurant Group, lease costs directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment, are included in Cost of restaurant revenue on the Condensed Consolidated Statements of Operations. Lease costs not directly attributable to cost of goods or services is included in Other operating expense on the Condensed Consolidated Statements of Operations.
Our operating lease costs for the three months ended March 31, 2019 consist of:

		Three Months Ended March 31, 2019
Lease Cost	Classification	(in millions)
Operating lease cost	Cost of restaurant revenue	$14.6
	Other operating expense	0.1
Total operating lease cost		$14.7
We do not have any material short term lease costs, variable lease costs, or sublease income.
Future undiscounted payments under operating lease arrangements accounted for under ASC Topic 842 are as follows (in millions):

2019 (remaining)	$47.4
2020	59.9
2021	53.5
2022	42.4
2023	35.4
Thereafter	136.5
Total lease payments, undiscounted	$375.1
Less: discount	101.5
Total operating lease liability as of March 31, 2019, at present value	$273.6
Less: operating lease liability, current	42.7
Operating lease liability as of March 31, 2019, long term	$230.9
Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018 are as follows (in millions):

2019	$62.0
2020	57.7
2021	51.3
2022	40.7
2023	34.1
Thereafter	133.2
Total future minimum operating lease payments	$379.0
See Note I for certain information on noncash investing and financing activities related to our operating lease arrangements.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The fair value hierarchy established by the accounting standards on fair value measurements includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.5	$17.5
Total	$—	$—	$17.5	$17.5

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.8	$17.8
Total	$—	$—	$17.8	$17.8

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either a combination of an income and net recovery approach or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using a combination of an income and net recovery approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 16.3% to 17.5% as of March 31, 2019 and a weighted average of 17.5%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of March 31, 2019, changes in the discount rate utilized will not result in a fair value significantly different or material to the Company's financial position or results of operation than the amount recorded.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019	Three months ended March 31, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$17.8	$—
Transfers from Level 2	—	21.4
Impairment (1)	(0.3)	—
Fair value, end of period	$17.5	$21.4
_____________________________________
(1) Included in Realized gains, net on the Condensed Consolidated Statements of Operations

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
All of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments

Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.5	$18.7	$0.8	$(2.0)	$17.5
Total	$17.5	$18.7	$0.8	$(2.0)	$17.5

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.8	$18.8	$0.9	$(1.9)	$17.8
Total	$17.8	$18.8	$0.9	$(1.9)	$17.8

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of March 31, 2019 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 were as follows (in millions):

March 31, 2019	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$15.6	$(2.0)
Total temporarily impaired securities	$15.6	$(2.0)

December 31, 2018	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.4	$(1.9)
Total temporarily impaired securities	$10.4	$(1.9)

During the three months ended March 31, 2019, we incurred $0.3 million of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized gains, net on the Condensed Consolidated Statements of Operations. The impairment recorded relates to a corporate debt holding which has experienced a prolonged period of declining earnings and which we are uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings. During the three months ended March 31, 2018, we incurred no other-than-temporary impairment charges relating to investment securities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

During the three months ended March 31, 2018, we sold equity securities for gross proceeds of $17.7 million, resulting in realized gains of less than $0.1 million.
As of March 31, 2019, we held $1.9 million of corporate debt securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2019 and December 31, 2018 consisted of the following (in millions):

	Ownership at March 31, 2019	March 31, 2019	December 31, 2018
Ceridian	23.3%	392.6	359.7
Dun & Bradstreet (defined below)	24.5%	502.7	—
Other	various	35.5	37.5
Total		$930.8	$397.2

Ceridian
Based on quoted market prices, the aggregate value of our ownership of Ceridian common stock is $1.7 billion as of March 31, 2019.
Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. LifeWorks Corporation Ltd. ("LifeWorks"), a former subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with Ceridian's initial public offering in April 2018. On July 27, 2018, LifeWorks was sold. The results of Ceridian for the three months ended March 31, 2018 have been adjusted to remove the effects of the discontinued operations of LifeWorks as well as to reflect Ceridian's retrospective adoption of ASC Topic 606 and certain other accounting standards.

	March 31, 2019	December 31, 2018
	(In millions)
Total current assets before customer funds	$330.4	$330.6
Customer funds	4,559.7	2,603.5
Goodwill and other intangible assets, net	2,129.2	2,114.9
Other assets	239.8	198.8
Total assets	$7,259.1	$5,247.8
Current liabilities before customer obligations	$129.7	$149.9
Customer obligations	4,554.0	2,619.7
Long-term obligations, less current portion	662.1	663.5
Other long-term liabilities	226.5	199.2
Total liabilities	5,572.3	3,632.3
Equity	1,686.8	1,615.5
Total liabilities and equity	$7,259.1	$5,247.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(In millions)
Total revenues	$203.7	$188.8
Earnings before income taxes	16.9	8.0
Net earnings	11.2	0.6
Dun & Bradstreet
On August 8, 2018, we entered into an agreement to partner with an investment consortium (the “Consortium”) including CC Capital Partners LLC and Thomas H. Lee Partners along with other investors to acquire DNB (the "DNB Acquisition"). Contemporaneously, DNB entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between DNB, Star Parent, L.P. ("Star"), a Delaware limited partnership, and Star Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Star, pursuant to which Merger Sub would merge with and into DNB (the "Merger"), with DNB (collectively with Star and its subsidiaries, "Dun & Bradstreet") continuing as the surviving company in the Merger.
On February 8, 2019, the DNB Acquisition closed and was financed through a combination of $2.1 billion of common equity financing provided by the Consortium and Black Knight, Inc., $1.1 billion of preferred equity from preferred equity sources and $4.0 billion of debt financing from various lenders. Of our previously disclosed $900.0 million commitment to purchase common equity of Dun & Bradstreet, we retained and funded a $505.6 million investment (the "Dun & Bradstreet Investment"), representing 24.5% of the outstanding common equity of Dun & Bradstreet, and syndicated the remainder to other investors. We funded the Dun & Bradstreet Investment through a combination of cash on hand and borrowings on the Margin Loan and FNF Revolver. On the closing date, the Company recorded income of $9.1 million for syndication fees from DNB which is recorded in Other income in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019. In April 2019, we syndicated an additional $2.6 million of our Dun & Bradstreet Investment to other investors resulting in a reduction in the Company's ownership to 24.3% of the outstanding common equity of Dun & Bradstreet.
We account for the Dun & Bradstreet Investment as an equity method investment and report our equity in earnings or loss of Dun & Bradstreet on a one quarter lag. Because the Company will record its equity in earnings or loss of Dun & Bradstreet using lag reporting, there is no equity in earnings or loss of Dun & Bradstreet included in the Company’s results of operations for the three months ended March 31, 2019. The Company will begin including its equity earnings or loss related to Dun & Bradstreet in the second quarter of 2019, at which time the Company will begin providing summary financial information for Dun & Bradstreet.

Note E — Inventory
Inventory consists of the following:

	March 31, 2019	December 31, 2018
	(In millions)
Bakery inventory:
Raw materials	$7.1	$6.8
Semi-finished and finished goods	13.8	5.6
Packaging	2.1	2.4
Obsolescence reserve	(1.7)	(3.0)
Total bakery inventory	21.3	11.8
Other restaurant-related inventory	9.5	10.3
Other	0.2	0.2
Total inventory	$31.0	$22.3

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F — Notes Payable
Notes payable consists of the following:

	March 31, 2019	December 31, 2018
	(In millions)
99 Term Loan	$35.3	$36.1
99 Revolver	12.0	—
99 DLOC Loan	—	—
Margin Facility	150.0	—
Brasada Interstate Loans	11.7	11.7
Other	3.2	0.3
Notes payable, total	$212.2	$48.1
Less: Notes payable, current	5.9	5.9
Notes payable, long term	$206.3	$42.2
At March 31, 2019 the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of our variable rate notes payable approximate fair value as they are variable rate instruments with short reset periods which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of March 31, 2019.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to 99 DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to 99 DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. As of March 31, 2019, interest on the 99 Restaurants Credit Facility is payable monthly at a rate of 6.00% and there is $13.0 million of borrowing capacity.
On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. Pursuant to the Loan Agreement, the Borrower may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin with an initial maturity date of November 7, 2021. Interest on term loans under the Margin Facility is payable in-kind or cash at the Borrower's election. The Margin Facility is collateralized by 25.0 million shares of Ceridian held by the Borrower prior to any draws under the Margin Facility. On February 7, 2019, we borrowed $150 million under the Margin Facility and used the proceeds to fund, in part, the Dun & Bradstreet Investment. As of March 31, 2019, we pay interest on borrowings outstanding quarterly at a rate of 5.49% and there is $150 million available to be drawn pursuant to the Margin Facility.
Concurrently with the Loan Agreement, the Company entered into a Guaranty (the "Guaranty Agreement") in favor of the Administrative Agent and other lenders thereto pursuant to which the Company absolutely, unconditionally and irrevocably guaranteed all of the Borrower's obligations under the Loan Agreement for a period of up to one year after the conditions to the effectiveness of the Loan Agreement have been met. During the period in which the Guaranty Agreement is enforceable, the Company will be liable for all obligations payable by the Borrower under the Loan Agreement and other agreements entered into in connection therewith.
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of the Company, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Brasada Interstate

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million "A Note", which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million "B Note", which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. As of March 31, 2019, the variable rate notes incurred interest at 4.73% and there was $4.4 million available to be drawn pursuant to the Brasada Interstate Loans.
Note payable to FNF
On November 17, 2017, in conjunction with the FNF Split-Off, FNF issued to the Company a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date we were issued the FNF Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or the Company, in their sole discretion. On February 7, 2019, we drew the entire $100.0 million available and used the proceeds to fund, in part, the Dun & Bradstreet Investment. As of March 31, 2019, there is $100.0 million outstanding under the FNF Revolver, no remaining borrowing capacity, and interest is payable monthly at 6.98%. FNF is a related party to the Company and accordingly, we classify the FNF Revolver separately from our other notes payable on our Condensed Consolidated Balance Sheets.
Gross principal maturities of notes payable and the FNF Revolver at March 31, 2019 are as follows (in millions):

2019 (remaining)	$4.5
2020	6.6
2021	155.9
2022	105.8
2023	28.5
Thereafter	9.2
$310.5
Note G — Commitments and Contingencies
Legal Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation includes purported class action lawsuits, which make allegations related to various aspects of our business. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that no actions, other than those discussed below, if any, depart from customary litigation or regulatory inquiries incidental to our business.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of March 31, 2019 and December 31, 2018, we had $0.5 million accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2019 to determine the amount of the obligations.
Purchase obligations as of March 31, 2019 are as follows (in millions):

2019 (remaining)	$193.3
2020	92.2
2021	57.2
2022	8.6
2023	3.1
Thereafter	7.0
Total purchase commitments	$361.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
Due to the July 2018 sale of LifeWorks discussed above, the results of Ceridian for the three months ended March 31, 2018 have been adjusted to remove the effects of the discontinued operations of LifeWorks as well as to reflect Ceridian's retrospective adoption of ASC Topic 606 and certain other accounting standards.
On February 8, 2019, the DNB Acquisition closed. We account for the Dun & Bradstreet Investment as an equity method investment and report our equity in earnings or loss of Dun & Bradstreet on a one quarter lag. Because the Company will record its equity in earnings or loss of Dun & Bradstreet using lag reporting, there is no equity in earnings or loss of Dun & Bradstreet included in the Company’s results of operations for the three months ended March 31, 2019. We expect our chief operating decision maker will review the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we expect to include the full financial results of Dun & Bradstreet in the table below in the second quarter of 2019 in conjunction with our recording of our proportionate share of Dun & Bradstreet's first quarter of 2019 earnings or loss on a lag basis and present an elimination of such results in a manner similar to Ceridian as described below.
As of and for the three months ended March 31, 2019:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$257.8	$—	$—	$—	$—	$257.8
Other operating revenues	—	12.2	203.7	4.5	(203.7)	16.7
Revenues from external customers	257.8	12.2	203.7	4.5	(203.7)	274.5
Interest, investment and other income, including realized gains and losses	0.7	—	—	11.9	—	12.6
Total revenues and other income	258.5	12.2	203.7	16.4	(203.7)	287.1
Depreciation and amortization	9.7	3.5	14.4	0.7	(14.4)	13.9
Interest expense	(1.0)	(1.4)	(8.9)	(1.3)	8.9	(3.7)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	(8.1)	(4.9)	16.9	7.3	(16.9)	(5.7)
Income tax (benefit) expense	(0.1)	(1.2)	5.7	(3.5)	(5.7)	(4.8)
(Loss) earnings, before equity in earnings (losses) of unconsolidated affiliates	(8.0)	(3.7)	11.2	10.8	(11.2)	(0.9)
Equity in earnings of unconsolidated affiliates	—	—	—	0.3	2.6	2.9
Net (loss) earnings	$(8.0)	$(3.7)	$11.2	$11.1	$(8.6)	$2.0
Assets	$670.7	$205.0	$7,259.1	$1,105.4	$(7,259.1)	$1,981.1
Goodwill	76.4	88.4	1,944.9	—	(1,944.9)	164.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$273.8	$—	$—	$—	$—	$273.8
Other operating revenues	—	15.4	188.8	3.2	(188.8)	18.6
Revenues from external customers	273.8	15.4	188.8	3.2	(188.8)	292.4
Interest investment and other income, including realized gains and losses	—	—	—	1.3	—	1.3
Total revenues and other income	273.8	15.4	188.8	4.5	(188.8)	293.7
Depreciation and amortization	10.7	3.6	13.9	—	(13.9)	14.3
Interest expense	(3.7)	—	(22.2)	0.7	22.2	(3.0)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(9.3)	(0.8)	8.0	0.4	(8.0)	(9.7)
Income tax (benefit) expense	—	(1.8)	5.8	(3.7)	(5.8)	(5.5)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(9.3)	1.0	2.2	4.1	(2.2)	(4.2)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	—	0.7	(1.9)	(1.1)
Net (loss) earnings	$(9.2)	$1.0	$2.2	$4.8	$(4.1)	$(5.3)
Assets	$480.2	$220.7	$7,072.2	$639.7	$(7,072.2)	$1,340.6
Goodwill	103.1	98.9	1,950.1	—	(1,950.1)	$202.0

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

•
Ceridian. This segment consists of our 23.3% ownership interest in Ceridian. Ceridian, through its operating subsidiary, is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Ceridian's cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Dayforce enables organizations to process payroll, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. Our chief operating decision maker reviews the full financial results of Ceridian for purposes of assessing performance and allocating resources. Thus, we have included the full financial results of Ceridian in the table above. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian Elimination section of the segment presentation above.

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

•
Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2019	2018
	(In millions)
Cash paid during the period:
Interest	$2.8	$1.3
Income taxes	—	—
Operating leases	15.7	—
Non-cash investing and financing activities:
Unsettled purchases of investment securities accrued at period end	$—	$3.5
Lease liabilities recognized in exchange for lease right-of-use assets	5.1	—

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended March 31,
		2019	2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$245.3	$259.2
Bakery sales	Restaurant Group	11.0	13.2
Franchise and other	Restaurant Group	1.5	1.4
Total restaurant revenue		257.8	273.8
Other operating revenue:
T-System, point-in-time	T-System	4.8	6.7
T-System, over time	T-System	7.4	8.7
Real estate and resort	Corporate and other	4.4	2.9
Other	Corporate and other	0.1	0.3
Total other operating revenue		16.7	18.6
Total operating revenues		$274.5	$292.4
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
T-System offers a software as a service solution with full-service coding ("RevCycle+") available, through contracts with customers to either provide access to its proprietary coding software platform or provide medical chart coding services. Billing for both services occurs monthly as services are provided. Billing for medical chart coding services is based on a monthly fee

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

which may vary based on the volume of services provided. Revenue for RevCycle+ is recognized ratably over the term of the contract as services are consumed by the customer. Revenue for implementation and upfront training services provided to the customer, if any, are billed separately and recognized at a point in time upon completion of such services as T-System's performance obligation is considered complete.
T-System sells an electronic version of the medical documentation system (“EV”), provided in the form of a non-exclusive license to use the software at the sites under the agreement when the software is made available to the customer. EV contracts with customers can include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations such as software licenses, implementation services, third party interface licenses or subscriptions, hardware, and maintenance (software updates and technical support services). T-System sells software licenses through recurring fixed-term or subscription fee arrangements and one-time perpetual license arrangements (perpetual licenses), and as software as a service solution (cloud solutions). EV term license and perpetual license contracts include performance obligations that are both satisfied at a point in time and over a period of time as goods and services are transferred. T-System also sells legacy medical documentation templates ("T-Sheets") to emergency care providers to be used for documentation of patient care. T-Sheets includes various optional recurring fixed-term or subscription licenses which are recognized over time after access to the template has been delivered to the customer. EV software as a service contracts typically include one stand ready performance obligation to provide subscription services which are satisfied over time. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include our pricing strategy and other observable inputs.
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
Contract Balances
The following table provides information about receivables and deferred revenue:

	March 31,	December 31,
	2019	2018
	(In millions)
Trade receivables, billed (1)	$21.3	$40.3
Unbilled accounts receivable, current (1)	8.2	9.5
Unbilled accounts receivable, long term (2)	10.6	10.6
Deferred revenue (contract liabilities)	26.1	31.7
(1) Included in Trade receivables on the Condensed Consolidated Balance Sheets
(2) Included in Other noncurrent assets on the Condensed Consolidated Balance Sheets
Unbilled accounts receivable is recorded primarily for our T-System EV and RevCycle+ revenue related to software, licenses, license implementation (including upfront training) and other performance obligations which are recognized in revenue at a point-in-time upon satisfaction of performance obligations, but collected in cash ratably over the term of the underlying contract.
Deferred revenue is recorded primarily for restaurant gift card sales and certain T-System revenue. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $15.0 million was recognized in the three months ended March 31, 2019 that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
As of March 31, 2019, revenue estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations is not material.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note K.	Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended March 31, 2019 and December 31, 2018 we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2019 and December 31, 2018, of which we are not the primary beneficiary:

	March 31, 2019		December 31, 2018
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	513.5	513.5	9.2	9.2
Investments in Unconsolidated Affiliates
The Company holds variable interests in certain unconsolidated affiliates, outlined in the table above, which are primarily comprised of Dun & Bradstreet (see Note D) and, to a lesser extent, funds that hold minority ownership interests primarily in healthcare-related entities. The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The assets are included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940 and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report for the year ended December 31, 2018 and reflects the effects of the immaterial correction of errors discussed in the Revision of Prior Period Financial Statements in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.
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
Ceridian
As of March 31, 2019, we own a 23.3% interest in Ceridian. Ceridian is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. As a result of Ceridian's acquisition of Dayforce Corporation in 2012, which built Dayforce, a cloud HCM solution, Ceridian generally stopped actively selling its bureau solutions to new customers in the United States to focus its resources on expanding the Dayforce platform and growing cloud solutions. Through the year ended December 31, 2018, Ceridian’s cloud revenue is more than double its legacy bureau revenue and continues to grow.
 Over the last several years, a number of factors have significantly affected Ceridian’s results of operations, including its capital restructuring resulting from the initial acquisition by Thomas H. Lee Partners, L.P., a Delaware limited partnership ("THL") and our predecessors of all of the outstanding equity of the Ceridian entities that was completed on November 9, 2007 (such acquisition, the "2007 Merger"), and the related interest expense, the accounting and purchase price allocations from the 2007 Merger, the acquisition in 2012 of the Dayforce legal entities, and Ceridian’s corporate restructuring following the 2013 separation of Ceridian HCM and Comdata. Other factors that have affected Ceridian’s results of operations over the last several years include the levels of customer trust funds held, transaction volumes, price increases, foreign currency exchange rates, interest rates (including interest earned on customer trust funds and interest expense on debt), customer employment levels, and its cost savings initiatives. Ceridian is subject to the risks arising from adverse changes in domestic and global economic conditions. Ceridian believes all of such factors may continue to significantly affect its results of operations.
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
Dun & Bradstreet
In February 2019, we completed our previously announced investment in Dun & Bradstreet. Dun & Bradstreet is a global leader in commercial data and analytics and provides various services to help companies improve their operational performance. See Note D to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion.

Dun & Bradstreet helps companies around the world improve their business performance and it gleans insight from data to enable its customers to connect with the prospects, suppliers, clients and partners that matter most to them. Companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. Dun & Bradstreet's global commercial database as of December 31, 2018 contained more than 300 million business records. Dun & Bradstreet transforms commercial data into valuable insight which is the foundation of its global solutions that customers rely on to make critical business decisions.
Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability. Dun & Bradstreet's Sales & Marketing Solutions™ help customers better use data to grow sales, digitally engage with customers and prospects, improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2019	2018
	(Dollars in millions)
Revenues:
Restaurant revenue	$257.8	$273.8
Other operating revenue	16.7	18.6
Total operating revenues	274.5	292.4
Operating expenses:
Cost of restaurant revenue	227.0	240.8
Personnel costs	24.4	24.1
Depreciation and amortization	13.9	14.3
Other operating expenses	23.8	21.2
Total operating expenses	289.1	300.4
Operating loss	(14.6)	(8.0)
Other income (expense):
Interest, investment and other income	11.0	1.3
Interest expense	(3.7)	(3.0)
Realized gains, net	1.6	—
Total other income (expense)	8.9	(1.7)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(5.7)	(9.7)
Income tax benefit	(4.8)	(5.5)
Loss before equity in earnings (losses) of unconsolidated affiliates	(0.9)	(4.2)
Equity in earnings (losses) of unconsolidated affiliates	2.9	(1.1)
Net earnings (loss)	2.0	(5.3)
Less: Net loss attributable to non-controlling interests	(3.1)	(4.2)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$5.1	$(1.1)
 Revenues.
Total revenues decreased by $17.9 million in the three months ended March 31, 2019, compared to the corresponding period in 2018.
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders increased by $6.2 million in the three months ended March 31, 2019, compared to the corresponding period in 2018.
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
Income tax benefit was $4.8 million and $5.5 million in the three-month periods ended March 31, 2019 and 2018, respectively. Income tax benefit as a percentage of loss from continuing operations before income taxes and equity in unconsolidated affiliates was 84.2% and 56.7% for the three-month periods ended March 31, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in the effective tax rate is attributable to increased tax expense on earnings from investments in unconsolidated affiliates and an increased impact of permanent book-to-tax differences for wage and tip credits on pretax loss in the three months ended March 31, 2019 compared to the corresponding period in 2018.
Equity in earnings (losses) of unconsolidated affiliates was $2.9 million and $(1.1) million for the three-month periods ended March 31, 2019 and 2018, respectively. The equity in earnings (losses) in 2019 and 2018 consisted primarily of net earnings (losses) related to our investment in Ceridian, partially offset by earnings at various other unconsolidated affiliates.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2019	2018
	(In millions)
Revenues:
Restaurant revenue	$257.8	$273.8
Total operating revenues	257.8	273.8
Operating expenses:
Cost of restaurant revenue	227.0	240.8
Personnel costs	12.8	12.0
Depreciation and amortization	9.7	10.7
Other operating expenses	16.1	15.9
Total operating expenses	265.6	279.4
Operating loss	(7.8)	(5.6)
Other income (expense):
Interest expense	(1.0)	(3.7)
Realized gains, net	0.7	—
Total other expense	(0.3)	(3.7)
Loss before income taxes, equity in earnings (losses) of unconsolidated affiliates and noncontrolling interest	$(8.1)	$(9.3)
Total revenues for the Restaurant group segment decreased $16.0 million, or 5.8%, in the three months ended March 31, 2019, compared to the corresponding period in 2018. The decrease was primarily driven by decreased revenue of $8.5 million related to the closing or sale of 37 company-owned restaurants primarily associated with our O'Charley's, Village Inn and Baker's Square concepts subsequent to December 31, 2017 and to a lesser extent a decrease in comparable store sales, partially offset by increases in the average guest check.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our Restaurant Group decreased 2.8% in the three months ended March 31, 2019 compared to the comparable periods in 2018. The decrease is primarily attributable to decreased comparable store sales at our O'Charley's, Village Inn and Baker's Square concepts, partially offset by increased comparable store sales at our 99 Restaurants concept.
Cost of restaurant revenue decreased by $13.8 million, or 5.7%, in the three months ended March 31, 2019 from the corresponding period in 2018. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 88.1% and 87.9% in the three months ended March 31, 2019 and 2018, respectively.
Interest expense decreased $2.7 million, or 73.0%, in the three months ended March 31, 2019 from the corresponding period in 2018. The decrease is attributable to a reorganization of our Restaurant Group in the fourth quarter of 2018 which resulted in the exchange of $100.0 million of debt formerly outstanding at ABRH for additional direct and indirect equity interests in ABRH and 99 Restaurants, partially offset by interest on new credit facilities at 99 Restaurants.
Loss before income taxes decreased (increased earnings) by $1.2 million in the three months ended March 31, 2019 from the corresponding period in 2018. The decrease in loss was primarily attributable to the factors discussed above.
Ceridian
As of March 31, 2019, we own a 23.3% interest in Ceridian. We account for our investment in Ceridian under the equity method of accounting; therefore, its results of operations do not consolidate into ours. Details relating to the results of operations of Ceridian (NYSE: "CDAY") can be found in its periodic filings with the SEC.
Dun & Bradstreet
As of March 31, 2019, we own a 24.5% interest in Dun & Bradstreet. We account for the Dun & Bradstreet Investment as an equity method investment; therefore, it's results will not consolidate into ours. We report our equity in earnings or loss of Dun & Bradstreet on a one quarter lag. The Company will begin including its equity earnings or loss related to Dun & Bradstreet in the second quarter of 2019, at which time the Company will begin providing summary financial information for Dun & Bradstreet.
T-System
The following table presents the results from operations of our T-System segment:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(In millions)
Revenues:
Other operating revenue	$12.2	$15.4
Operating expenses:
Personnel costs	8.3	8.9
Depreciation and amortization	3.5	3.6
Other operating expenses	3.9	3.7
Total operating expenses	15.7	16.2
Operating loss	(3.5)	(0.8)
Other expense:
Interest expense	(1.4)	—
Total other expense	(1.4)	—
Loss before income taxes, equity in earnings (losses) of unconsolidated affiliates and noncontrolling interest	$(4.9)	$(0.8)
Total revenues for the T-System segment decreased $3.2 million, or 20.8%, in the three months ended March 31, 2019, compared to the corresponding period in 2018. The decrease was primarily driven by a decline in bookings in its clinical documentation business.
Interest expense for the T-System segment increased $1.4 million in the three months ended March 31, 2019, compared to the corresponding period in 2018. The increase is attributable to interest on an intercompany note with us.
Loss before income taxes increased (decreased earnings) $4.1 million in the three months ended March 31, 2019, compared to the corresponding period in 2018. The increased loss was primarily attributable to the factors noted above.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
This nonreportable segment generated pretax earnings of $7.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase in earnings is primarily attributable to $9.1 million of syndication fees earned in relation to our organization of investors for Dun & Bradstreet, partially offset by an increase in interest expense (net of elimination of intercompany interest) of $2.0 million in the three months ended March 31, 2019, compared to the corresponding period in 2018, which is primarily related to interest on our Margin Facility.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of March 31, 2019, we had cash and cash equivalents of $121.2 million, $12.1 million of short-term investments and $167.4 million of capacity under our various existing credit facilities. We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows provided by (used in) operations for the three months ended March 31, 2019 and 2018 totaled $6.0 million and $(11.3) million, respectively. The decrease in cash used in (increase in cash provided by) operations of $17.3 million is primarily attributable to timing of payment and receipt of cash associated with operating assets.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were $481.8 million and $6.4 million, respectively. The increase in cash used in investing activities of $475.4 million from the 2019 period to the 2018 period is primarily attributable to the Dun & Bradstreet Investment.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $3.2 million and $3.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. Capital expenditures in the both periods primarily consist of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 were $274.0 million and $(123.7) million, respectively. The decrease in cash used in (increase in cash provided by) financing activities of $397.7 million is primarily attributable to debt incurred to fund the Dun & Bradstreet Investment in the 2019 period and the payoff of the external debt of our Restaurant Group in the 2018 period.
Financing Arrangements. For a description of our financing arrangements see Note F included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, lease payments on certain of our premises and equipment and purchase obligations of the Restaurant Group.
See Note B to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, for further discussion of our leasing arrangements.
See Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, for further discussion of ABRH's financing obligation associated with its corporate headquarter's.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and

the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2019 to determine the amount of the obligations.
As of March 31, 2019, our required annual payments relating to these contractual obligations were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Notes payable and FNF Revolver	$4.5	$6.6	$155.9	$105.8	$28.5	$9.2	$310.5
Operating lease payments	47.4	59.9	53.5	42.4	35.4	136.5	375.1
ABRH financing obligation	0.8	1.1	1.1	1.1	1.2	13.4	18.7
Unconditional purchase obligations	193.3	92.2	57.2	8.6	3.1	7.0	361.4
Total	$246.0	$159.8	$267.7	$157.9	$68.2	$166.1	$1,065.7
Capital Stock Transactions. None.
Off-Balance Sheet Arrangements. None.
Critical Accounting Policies
Other than the our adoption of ASC Topic 842 as further described in Notes A and B to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in our Annual Report for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures
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
For our fiscal year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 solely because of the material weaknesses in our internal control over financial reporting identified in relation to our accounting for revenue at T-System. These material weaknesses were disclosed in Item 9A of our Annual Report for the year ended December 31, 2018 (the Annual Report).
Management concluded that material weaknesses exist related to the control activities, information and communication, and monitoring activities around the Company’s adoption and application of Accounting Standard Codification ("ASC") Topic 606 at T-System and are attributable to the failure of management to (1) design and implement control activities over the accuracy and completeness of the underlying information used to derive the revenue related accounting entries for the adoption and application of ASC 606 at T-System; (2) design and implement control activities, including the related supporting documentation, around the determination of the ongoing revenue accounting at T-System; and (3) monitor related revenue control activities at T-System in order to prevent or detect material misstatements.
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses described in the Annual Report which have not yet been remediated. Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2019, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has identified no new material weaknesses other than those described in the Annual Report.
Changes in Internal Control over Financial Reporting
We expect to remediate during the year ended December 31, 2019 the material weaknesses identified in the Annual Report. Remediation efforts have commenced and include improving the design and implementation of our controls around the application of ASC 606 at T-System to include more detailed reviews of underlying data used to derive the revenue related accounting entries, enhancing communication between the Company and T-System management to emphasize the importance of validation of underlying data used, improving supporting documentation around the determination of the ongoing revenue accounting, including utilizing external resources to assist with accounting and reporting for ASC 606 at T-System, and improving our monitoring of these activities related to the accounting and reporting for revenue at T-System.
Other than the actions taken above in response to material weaknesses previously identified, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

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

101
The following materials from Cannae Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2019	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)