Form 10-Q
period 2019-06-30
Cannae Holdings, Inc.
filed 2019-08-08
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38300
CANNAE HOLDINGS, INC.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware					82-1273460
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification Number)

1701 Village Center Circle	,	Las Vegas	,	Nevada	89134
(Address of principal executive offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2019 there were 72,223,692 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$73.7	$323.0
Short-term investments	1.8	31.4
Trade receivables	33.1	49.8
Inventory	32.5	22.3
Prepaid expenses and other current assets	24.2	25.2
Total current assets	165.3	451.7
Investments in unconsolidated affiliates	913.3	397.2
Lease assets - see Note B	228.4	—
Property and equipment, net	160.4	176.4
Other intangible assets, net	158.0	175.8
Goodwill	164.8	164.8
Fixed maturity securities available for sale, at fair value	17.7	17.8
Deferred tax asset	9.4	16.9
Other long term investments and non-current assets	55.1	58.9
Total assets	$1,872.4	$1,459.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$98.2	$98.4
Lease liabilities, current - see Note B	43.0	—
Income taxes payable	4.1	24.2
Deferred revenue	25.3	31.5
Notes payable, current	5.9	5.9
Total current liabilities	176.5	160.0
Lease liabilities, long term - see Note B	218.0	—
Deferred revenue, long term	0.2	0.2
Notes payable, long term	195.2	42.2
Accounts payable and other accrued liabilities, long term	30.1	57.4
Total liabilities	620.0	259.8
Commitments and contingencies - see Note G
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of June 30, 2019 and December 31, 2018; issued and outstanding of 72,234,330 and 72,223,692, respectively, as of June 30, 2019 and December 31, 2018	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2019 and December 31, 2018	—	—
Retained earnings	90.9	45.8
Additional paid-in capital	1,150.9	1,146.2
Less: Treasury stock, 10,638 shares as of June 30, 2019 and December 31, 2018, at cost	(0.2)	(0.2)
Accumulated other comprehensive loss	(56.1)	(67.2)
Total Cannae shareholders' equity	1,185.5	1,124.6
Noncontrolling interests	66.9	75.1
Total equity	1,252.4	1,199.7
Total liabilities and equity	$1,872.4	$1,459.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues:
Restaurant revenue	$266.5	$276.2	$524.3	$550.0
Other operating revenue	18.6	26.1	35.3	44.7
Total operating revenues	285.1	302.3	559.6	594.7
Operating expenses:
Cost of restaurant revenue	231.6	240.1	458.6	480.9
Personnel costs	30.9	90.3	55.3	114.4
Depreciation and amortization	13.3	14.9	27.2	29.2
Other operating expenses	33.8	25.1	57.6	46.3
Total operating expenses	309.6	370.4	598.7	670.8
Operating loss	(24.5)	(68.1)	(39.1)	(76.1)
Other income (expense):
Interest, investment and other income	1.4	1.6	12.4	2.9
Interest expense	(5.5)	(0.2)	(9.2)	(3.2)
Realized gains, net	74.5	66.5	76.1	66.5
Total other income (expense)	70.4	67.9	79.3	66.2
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	45.9	(0.2)	40.2	(9.9)
Income tax expense (benefit)	8.5	2.6	3.7	(2.9)
Earnings (loss) before equity in losses of unconsolidated affiliates	37.4	(2.8)	36.5	(7.0)
Equity in losses of unconsolidated affiliates	(22.4)	(19.6)	(19.5)	(20.7)
Net earnings (loss)	15.0	(22.4)	17.0	(27.7)
Less: Net loss attributable to non-controlling interests	(4.5)	(2.6)	(7.6)	(6.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$19.5	$(19.8)	$24.6	$(20.9)
Earnings per share
Basic
Net earnings (loss) per share	$0.27	$(0.28)	$0.34	$(0.30)
Diluted
Net earnings (loss) per share	$0.27	$(0.28)	$0.34	$(0.30)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	71.6	71.1	71.6	70.8
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	71.9	71.1	71.8	70.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings (loss)	$15.0	$(22.4)	$17.0	$(27.7)
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.1	(0.4)	(0.1)	1.8
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	5.3	(0.1)	11.5	(6.9)
Reclassification adjustments for unrealized gains and losses, net of tax, included in net earnings (3)	4.1	16.7	4.7	16.7
Other comprehensive earnings (loss)	9.5	16.2	16.1	11.6
Comprehensive earnings (loss)	24.5	(6.2)	33.1	(16.1)
Less: Comprehensive loss attributable to noncontrolling interests	(4.5)	(2.6)	(7.6)	(6.8)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc.	$29.0	$(3.6)	$40.7	$(9.3)

_________________________________

(1)
Net of income tax expense (benefit) of less than $0.1 million and $(0.1) million for the three months ended June 30, 2019 and 2018, respectively, and less than $(0.1) million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Net of income tax expense (benefit) of $1.4 million and less than $(0.1) million for the three months ended June 30, 2019 and 2018, respectively and $3.0 million and $(1.8) million for the six months ended June 30, 2019 and 2018, respectively.

(3)	Net of income tax benefit of $1.0 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and of $4.4 million for the three and six months ended June 30, 2018.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2018	70.9	$—	$1,131.9	$1.0	$(75.6)	—	$—	$89.5	$1,146.8
Adjustment for adoption of ASU 2018-02	—	—	—	16.1	(16.1)	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	(0.4)	—	—	—	(0.4)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	(0.1)	—	—	—	(0.1)
Reclassification adjustments for unrealized gains and losses, net of tax, included in net earnings	—	—	—	—	16.7	—	—	—	16.7
Shares issued for investment success bonuses, net of issuance costs	1.0	—	19.8	—	—	—	—	—	19.8
Stock-based compensation	—	—	0.4	—	—	—	—	—	0.4
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Ceridian stock-based compensation	—	—	3.0	—	—	—	—	—	3.0
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	4.1	4.1
Net loss	—	—	—	(19.8)	—	—	—	(2.6)	(22.4)
Balance, June 30, 2018	71.9	$—	$1,155.4	$(2.7)	$(75.5)	—	$—	$91.0	$1,168.2

Balance, March 31, 2019	72.2	$—	$1,148.8	$71.4	$(65.6)	—	$(0.2)	$71.6	$1,226.0
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — unrealized earnings on investments in unconsolidated affiliates, net of tax	—	—	—	—	5.3	—	—	—	5.3
Reclassification adjustments for unrealized gains and losses, net of tax, included in net earnings	—	—	—	—	4.1	—	—	—	4.1
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Stock-based compensation	—	—	1.0	—	—	—	—	—	1.0
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Ceridian stock-based compensation	—	—	2.2	—	—	—	—	—	2.2
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net earnings (loss)	—	—	—	19.5	—	—	—	(4.5)	15.0
Balance, June 30, 2019	72.2	$—	$1,150.9	$90.9	$(56.1)	—	$(0.2)	$66.9	$1,252.4

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	—	$—	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	1.9	—	—	—	—	1.9
Adjustment for adoption of ASU 2018-02	—	—	—	16.1	(16.1)	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	1.8	—	—	—	1.8
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.9)	—	—	—	(6.9)
Reclassification adjustments for unrealized gains and losses, net of tax, included in net earnings	—	—	—	—	16.7	—	—	—	16.7
Shares issued for investment success bonuses, net of issuance costs	1.0	—	19.8	—	—	—	—	—	19.8
Stock-based compensation	—	—	0.9	—	—	—	—	—	0.9
Contribution of CSA services from FNF	—	—	0.6	—	—	—	—	—	0.6
Ceridian stock-based compensation	—	—	3.9	—	—	—	—	—	3.9
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	4.1	4.1
Net loss	—	—	—	(20.9)	—	—	—	(6.8)	(27.7)
Balance, June 30, 2018	71.9	$—	$1,155.4	$(2.7)	$(75.5)	—	$—	$91.0	$1,168.2

Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	(0.1)	—	—	—	(0.1)
Other comprehensive earnings — unrealized earnings on investments in unconsolidated affiliates, net of tax	—	—	—	—	11.5	—	—	—	11.5
Reclassification adjustments for unrealized gains and losses, net of tax, included in net earnings	—	—	—	—	4.7	—	—	—	4.7
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Stock-based compensation	—	—	1.9	—	—	—	—	—	1.9
Contribution of CSA services from FNF	—	—	0.7	—	—	—	—	—	0.7
Ceridian stock-based compensation	—	—	3.5	—	—	—	—	—	3.5
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net earnings (loss)	—	—	—	24.6	—	—	—	(7.6)	17.0
Balance, June 30, 2019	72.2	$—	$1,150.9	$90.9	$(56.1)	—	$(0.2)	$66.9	$1,252.4

See Notes to Condensed Consolidated Financial Statements

5

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,

	2019	2018

Cash flows from operating activities:
Net earnings (loss)	$17.0	$(27.7)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27.3	29.2
Equity in losses of unconsolidated affiliates	19.5	20.7
Distributions from investments in unconsolidated affiliates	2.0	0.9
Realized gains and asset impairments, net	(64.4)	(61.4)
Lease asset amortization	18.0	—
Stock-based compensation cost	1.9	20.6
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	16.5	(1.0)
Net increase in inventory, prepaid expenses and other assets	(15.6)	(8.4)
Net decrease in lease liabilities	(22.0)	—
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(4.0)	(15.9)
Net change in income taxes	(20.7)	(4.5)
Net cash used in operating activities	(24.5)	(47.5)
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	—	17.7
Proceeds from Ceridian Share Sale - See Note A	100.5	—
Additions to property and equipment and other intangible assets	(10.3)	(6.2)
Proceeds from sales of property and equipment	11.4	3.2
Proceeds from sale of investments in unconsolidated affiliates	4.3	4.6
Investments in Dun & Bradstreet, net of capitalized syndication fees - see Note D	(526.2)	—
Purchases of other long-term investments	—	(3.6)
Distributions from investments in unconsolidated affiliates	0.3	0.3
Net proceeds from sales and maturities of (cash paid for purchases of) short-term investment securities	29.6	(17.3)
Net other investing activities	2.6	0.6
Net cash used in investing activities	(387.8)	(0.7)
Cash flows from financing activities:
Borrowings	262.1	0.1
Debt service payments	(111.7)	(123.9)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.6)	—
Sale of noncontrolling interest in consolidated subsidiary	—	4.1
Proceeds from ABRH sale and leaseback of corporate office, net of issuance costs- see Note A	13.2	—
Net cash provided by (used in) financing activities	163.0	(119.7)
Net decrease in cash and cash equivalents	(249.3)	(167.9)
Cash and cash equivalents at beginning of period	323.0	245.6
Cash and cash equivalents at end of period	$73.7	$77.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset value of approximately $1.3 billion as of June 30, 2019. Our business consists of managing and operating certain majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. As of June 30, 2019, our primary investments include our minority ownership interests in Ceridian HCM Holding, Inc. ("Ceridian") and The Dun & Bradstreet Corporation ("DNB"); majority equity ownership stakes in American Blue Ribbon Holdings, LLC ("ABRH"), 99 Restaurants Holdings, LLC ("99 Restaurants") and T-System Holdings, LLC ("T-System"); and various other controlled portfolio companies and minority equity and debt investments. Except where otherwise noted, all references to we, us, our, Cannae, Cannae Holdings, the Company, or CNNE are to Cannae Holdings, Inc. and its subsidiaries, taken together.

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
Recent Developments
Dun & Bradstreet
In February 2019, we completed our previously announced investment in DNB for a net investment $505.6 million in DNB's ultimate parent. DNB is a global leader in commercial data and analytics and provides various services to help companies improve their operational performance.
On July 1, 2019, DNB completed an acquisition of Lattice Engines, Inc. ("Lattice"), a provider of integrated data and analytics solutions used by business-to-business marketing and sales professionals. In June 2019, we made an additional pro-rata investment of $23.5 million in DNB's ultimate parent. DNB used the proceeds to partially fund its acquisition of Lattice.
See Note D for further discussion.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Ceridian
On May 22, 2019, we completed the sale of 2.0 million shares of common stock of Ceridian as part of an underwritten secondary public offering by certain stockholders of Ceridian at a public offering price of $50.50 per share (the "Ceridian Share Sale"). In connection with the Ceridian Share Sale, we received $50.25 per share (after the applicable underwriter discount) for aggregate proceeds of $100.5 million. We recorded a gain of $71.1 million on the Ceridian Share Sale which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2019. The recorded gain is net of $4.2 million of losses (exclusive of $1.1 million of income tax benefit) related to reclassification adjustments from Other comprehensive income. As of June 30, 2019, we own 21.7% of the outstanding common stock of Ceridian.
Restaurant Group
ABRH has entered into plans to sell certain company-owned stores. In conjunction with the plans of sale, $7.0 million of assets are recorded as held for sale and included in Prepaid expenses and other current assets, net as of June 30, 2019.
On March 21, 2019, ABRH sold its corporate office located in Nashville, Tennessee for net cash proceeds of $13.2 million and entered into a lease agreement with the buyer to lease the office for an initial term of 15 years. The transaction was evaluated and determined not to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. During the six months ended June 30, 2019, we reclassified $2.4 million from assets held for sale formerly included in Prepaid expenses and other current assets to reflect the real estate assets in Property and equipment, net on our Condensed Consolidated Balance Sheet as if we were the legal owner. We continue to recognize depreciation expense over the building's estimated useful life. On the date of the sale, we recorded a liability for the financing obligation in the amount of the net cash proceeds of $13.2 million which is included in Accounts payable and other accrued liabilities, long term on our Condensed Consolidated Balance Sheet.
During the three months ended June 30, 2019, ABRH sold its corporate office located in Denver, Colorado and two company-owned O'Charley's stores for total gross proceeds of $8.5 million.
Other
On July 23, 2019, Cannae Holdings, in partnership with Motive Partners, closed on an investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), formerly Fractal Industries, Inc., an intelligent decision and analytics platform used by businesses for modeling and planning. We funded $15.0 million at close and will fund another $15.0 million by December 2019 as part of a total $79.0 million financing of QOMPLX. Cannae's total investment will represent 19.9% of the outstanding voting equity of QOMPLX. Our Chairman William Foley II has joined QOMPLX’s Board of Directors.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2019 there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2018 there were less than 0.1 million and 0.1 million antidilutive shares of restricted stock outstanding, respectfully, which were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 18.5% and (1,300.0)% in the three months ended June 30, 2019 and 2018, respectively, and 9.2% and 29.3% in the six months ended June 30, 2019 and 2018, respectively. The change in the effective tax rate in both the three and six-month periods ended June 30, 2019 was attributable to the decreased impact of the tax benefit on losses from investments in unconsolidated affiliates on the pretax earnings in the 2019 period compared to the lower earnings in the same period in 2018. The change in the three-month period was also driven by the decreased impact of permanent items on the pretax earnings.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach prescribed by ASU 2018-11 and recorded an operating lease right-of-use asset (Lease assets) of $246.0 million and an operating lease liability for future discounted lease payment obligations (Lease liabilities) of $279.4 million at the date of adoption. The other material impacts of the adoption of Topic 842 also resulted in a decrease of $9.1 million and $42.3 million to our Other intangible assets, net and Accounts payable and accrued liabilities, respectively. We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.
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
Revision of Prior Period Financial Statements
Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018, we identified and corrected errors in connection with the preparation of the financial statements for the year ended December 31, 2018 pertaining to: (1) our adjustment for the cumulative effect of the adoption of Accounting Standards Codification ("ASC") Topic 606 as of the date of adoption (January 1, 2018), (2) adjustments to the opening balance sheet of T-System in order to add a contract asset for its unbilled accounts receivable and to remove a portion of deferred revenue for which T-System had no further performance obligations and (3) our accounting for certain revenue transactions in our T-System segment for the three and six months ended June 30, 2018.
These corrections resulted in a decrease in the Adjustment for cumulative effect of adoption of ASC Topic 606 to Retained earnings in the Condensed Consolidated Statement of Equity for the six months ended June 30, 2018 of $2.4 million from the $4.3 million (net of tax), as reported, to $1.9 million (net of tax), as corrected.
These corrections also resulted in the following changes in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018:
i.decrease of $1.6 million and $3.1 million, respectively, to Other operating revenue,
ii.decrease of $0.4 million and $1.0 million, respectively, to Depreciation and amortization,
iii.decrease of $0.2 million and $1.7 million, respectively, to Income tax expense (benefit) and
iv.increase of $1.0 million and $0.4 million, respectively, to Net loss and Net loss attributable to Cannae (increased loss)
v.increase of $0.02 and $0.01, respectively, to Net loss per share (increased loss per share)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended September 30, 2018, we identified and corrected an error pertaining to our presentation of comprehensive (loss) earnings for the three and six months ended June 30, 2018. The misstatement related to the reclassification of $16.7 million of unrealized losses of unconsolidated affiliates from accumulated other comprehensive loss to earnings in conjunction with Ceridian's IPO. The reclassification was properly reflected in the Condensed Consolidated Statement of Equity for the six months ended June 30, 2018; however, it was omitted from the Condensed Consolidated Statements of Comprehensive (Loss) Earnings. This omission resulted in a $16.7 million overstatement of the comprehensive loss and the comprehensive loss attributable to Cannae Holdings, Inc. for the three and six months ended June 30, 2018.We have corrected the presentation of our comprehensive (loss) earnings in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Earnings. The correction resulted in (i) an increase in the reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings, (ii) a decrease in comprehensive loss and (iii) an increase in comprehensive earnings attributable to Cannae Holdings, Inc. of $16.7 million. Earnings from continuing operations, net earnings and earnings per share for the three and six months ended June 30, 2018 were not affected by the error.
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
Note B — Leases
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under Accounting Standards Codification ("ASC") Topic 840. See Note A for further discussion of the current period effects of adoption of ASU No. 2016-02 Leases (Topic 842).
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheets as of June 30, 2019.
Our material operating leases range in term from one year to nineteen years. As of June 30, 2019, the weighted-average remaining lease term of our operating leases was eight years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Our operating lease liabilities are determined by discounting future lease payments using a discount rate which represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of June 30, 2019, the weighted-average discount rate used to determine our operating lease liabilities was 7.76%.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Our operating lease costs for the three and six months ended June 30, 2019 consist of:

		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost	Classification	(in millions)
Operating lease cost	Cost of restaurant revenue	$13.7	$28.3
	Other operating expense	$0.2	$0.3
Total operating lease cost		$13.9	$28.6

We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 are as follows (in millions):

2019 (remaining)	$30.7
2020	59.3
2021	53.0
2022	41.9
2023	35.1
Thereafter	137.4
Total lease payments, undiscounted	$357.4
Less: discount	96.4
Total operating lease liability as of June 30, 2019, at present value	$261.0
Less: operating lease liability as of June 30, 2019, current	43.0
Operating lease liability as of June 30, 2019, long term	$218.0

Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018 are as follows (in millions):

2019	$62.0
2020	57.7
2021	51.3
2022	40.7
2023	34.1
Thereafter	133.2
Total future minimum operating lease payments	$379.0

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.7	$17.7
Total	$—	$—	$17.7	$17.7

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.8	$17.8
Total	$—	$—	$17.8	$17.8

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either a combination of an income and net recovery approach or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using a combination of an income and net recovery approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 15.8% to 17.0% as of June 30, 2019 and a weighted average based on relative fair value of the underlying securities of 17.0%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of June 30, 2019, changes in the discount rate utilized will not result in a fair value significantly different or material to the Company's financial position or results of operation than the amount recorded.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and six months ended June 30, 2019 and 2018 (in millions).

	Three months ended June 30, 2019	Three months ended June 30, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$17.5	$21.4
Paid-in-kind dividends (1)	0.1	0.1
Accretion of original purchase discount (1)	—	0.2
Net valuation gain (loss) included in other comprehensive earnings (2)	0.1	(0.1)
Fair value, end of period	$17.7	$21.6

	Six months ended June 30, 2019	Six months ended June 30, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$17.8	$—
Transfers from Level 2	—	21.4
Paid-in-kind dividends (1)	0.1	0.1
Accretion of original purchase discount (1)	—	0.2
Impairment (1)	(0.4)	—
Net valuation gain (loss) included in other comprehensive earnings (2)	0.2	(0.1)
Fair value, end of period	$17.7	$21.6
_____________________________________
(1) Included in Interest, investment and other income on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. For the six months ended June 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period in which they occur. There were no transfers between Level 2 and Level 3 in the three and six months ended June 30, 2019 and three months ended June 30, 2018, respectively.
All of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.7	$19.0	$0.6	$(1.9)	$17.7
Total	$17.7	$19.0	$0.6	$(1.9)	$17.7

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.8	$18.8	$0.9	$(1.9)	$17.8
Total	$17.8	$18.8	$0.9	$(1.9)	$17.8

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of June 30, 2019 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 were as follows (in millions):

June 30, 2019	12 Months or Longer
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.1	$(1.9)
Total temporarily impaired securities	$10.1	$(1.9)

December 31, 2018	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.4	$(1.9)
Total temporarily impaired securities	$10.4	$(1.9)

During the six months ended June 30, 2019, we incurred $0.4 million of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized gains, net on the Condensed Consolidated Statements of Operations. The impairment recorded relates to a corporate debt holding which has experienced a prolonged period of declining earnings and which we are uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings. During the three months ended June 30, 2019 and three and six months ended June 30, 2018, we incurred no other-than-temporary impairment charges relating to investment securities.
During the six months ended June 30, 2018, we sold equity securities for gross proceeds of $17.7 million, resulting in realized gains of less than $0.1 million.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of June 30, 2019, we held $2.0 million of corporate debt securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2019 and December 31, 2018 consisted of the following (in millions):

	Ownership at June 30, 2019	June 30, 2019	December 31, 2018
Ceridian	21.7%	$380.5	$359.7
Dun & Bradstreet (defined below)	24.3%	497.5	—
Other	various	35.3	37.5
Total		$913.3	$397.2

Equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2019 and June 30, 2018 consisted of the following (in millions):

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Ceridian	$1.4	$(19.7)	$4.0	$(21.6)
Dun & Bradstreet (defined below)	(24.2)	—	(24.2)	—
Other	0.4	0.1	0.7	0.9
Total	$(22.4)	$(19.6)	$(19.5)	$(20.7)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Ceridian
Based on quoted market prices, the aggregate value of our ownership of Ceridian common stock is $1.5 billion as of June 30, 2019.
Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. LifeWorks Corporation Ltd. ("LifeWorks"), a former subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with Ceridian's initial public offering in April 2018. On July 27, 2018, LifeWorks was sold. The results of Ceridian for the three and six months ended June 30, 2018 have been adjusted to remove the effects of the discontinued operations of LifeWorks as well as to reflect Ceridian's retrospective adoption of ASC Topic 606 and certain other accounting standards.

	June 30, 2019	December 31, 2018
	(In millions)
Total current assets before customer funds	$365.1	$330.6
Customer funds	3,986.7	2,603.5
Goodwill and other intangible assets, net	2,132.7	2,114.9
Other assets	244.8	198.8
Total assets	$6,729.3	$5,247.8
Current liabilities before customer obligations	$129.8	$149.9
Customer obligations	3,963.5	2,619.7
Long-term obligations, less current portion	660.7	663.5
Other long-term liabilities	218.2	199.2
Total liabilities	4,972.2	3,632.3
Equity	1,757.1	1,615.5
Total liabilities and equity	$6,729.3	$5,247.8

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	(In millions)		(In millions)
Total revenues	$196.3	$179.0	$400.0	$367.8
Earnings (loss) before income taxes	8.7	(52.4)	25.6	(44.4)
Earnings (loss) before discontinued operations	6.3	(53.6)	17.5	(51.4)
Net earnings (loss) attributable to Ceridian	6.3	(63.3)	17.5	(62.7)

Dun & Bradstreet
On February 8, 2019, we closed on our previously announced acquisition of DNB (the "DNB Acquisition"). The DNB Acquisition was financed through a combination of $2.1 billion of common equity financing provided to DNB's ultimate parent and acquirer Star Parent, L.P. ("Star") by a consortium of investors including Cannae and various other investors, $1.1 billion of preferred equity in a wholly-owned subsidiary of Star from various sources and $4.0 billion of debt financing from various lenders. The proceeds were used by Star and its subsidiaries to purchase DNB (collectively with Star and its subsidiaries, "Dun & Bradstreet") .
Of our previously disclosed $900.0 million commitment to purchase common equity of Star, we retained and funded a $505.6 million investment (the "Dun & Bradstreet Investment"), representing 24.5% of the outstanding common equity of Dun & Bradstreet, and syndicated the remainder to other investors. We funded the Dun & Bradstreet Investment through a combination of cash on hand and borrowings on the Margin Loan and FNF Revolver. On the closing date, we recorded income of $9.1 million for syndication fees from DNB which is recorded in Other income in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019. We also recorded a reduction in our investment of $2.9 million for our ratable portion of the syndication fees capitalized as equity issuance costs by Dun & Bradstreet.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In April 2019, we syndicated an additional $2.6 million of our Dun & Bradstreet Investment to other investors resulting in a reduction in the Company's ownership to 24.3% of the outstanding common equity of Dun & Bradstreet.
On June 27, 2019, we made an additional pro-rata investment of $23.5 million in Dun & Bradstreet. Dun & Bradstreet used the proceeds to partially fund its acquisition of Lattice (see Note A).
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We report our equity in earnings or loss of Dun & Bradstreet on a one quarter lag. Accordingly, our net earnings for the three and six month periods ended June 30, 2019, include the Company’s equity in Dun & Bradstreet’s losses for the period from February 8, 2019 through March 31, 2019.

March 31, 2019
(In millions)
Total current assets	$420.7
Goodwill and other intangible assets, net	8,285.7
Other assets	454.6
Total assets	$9,161.0

Current liabilities	$778.0
Long-term debt	3,821.0
Other non-current liabilities	1,636.5
Total liabilities	6,235.5
Preferred equity	1,028.4
Partner's capital	1,897.1
Total liabilities and equity	$9,161.0

Period from February 8, 2019 to March 31, 2019
(In millions)
Total revenues	$174.1
Loss before income taxes	(111.6)
Net loss	(81.1)
Dividends attributable to preferred stock and noncontrolling interest expense	(18.3)
Net loss attributable to Dun & Bradstreet	(99.4)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Inventory
Inventory consists of the following:

	June 30, 2019	December 31, 2018
	(In millions)
Bakery inventory:
Raw materials	$6.3	$6.8
Semi-finished and finished goods	16.2	5.6
Packaging	1.7	2.4
Obsolescence reserve	(1.0)	(3.0)
Total bakery inventory	23.2	11.8
Other restaurant-related inventory	9.0	10.3
Other	0.3	0.2
Total inventory	$32.5	$22.3

Note F — Notes Payable
Notes payable consists of the following:

	June 30, 2019	December 31, 2018
	(In millions)
99 Term Loan	$33.7	$36.1
99 Revolver	3.0	—
99 DLOC Loan	—	—
Margin Facility	150.0	—
Brasada Interstate Loans	11.7	11.7
Other	2.7	0.3
Notes payable, total	$201.1	$48.1
Less: Notes payable, current	5.9	5.9
Notes payable, long term	$195.2	$42.2

At June 30, 2019 the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of our variable rate notes payable approximate fair value as they are variable rate instruments with short reset periods which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of June 30, 2019.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to 99 DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to 99 DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. As of June 30, 2019, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 6.00% and 5.88%, respectively, and there is $22.0 million of borrowing capacity combined under the 99 Revolver and DLOC Loans.
On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

such capacity, "Administrative Agent") and other lenders thereto. Pursuant to the Loan Agreement, the Borrower may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin with an initial maturity date of November 7, 2021. Interest on term loans under the Margin Facility is payable in-kind or cash at the Borrower's election. The Margin Facility is collateralized by 25.0 million shares of Ceridian held by the Borrower prior to any draws under the Margin Facility. On February 7, 2019, we borrowed $150 million under the Margin Facility and used the proceeds to fund, in part, the Dun & Bradstreet Investment. As of June 30, 2019, we pay interest on borrowings outstanding quarterly at a rate of 5.35% and there is $150 million available to be drawn pursuant to the Margin Facility.
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
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of the Company, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Brasada Interstate Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million "A Note", which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million "B Note", which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. As of June 30, 2019, the variable rate notes incurred interest at 4.69% and there was $4.4 million available to be drawn pursuant to the Brasada Interstate Loans.
Note payable to FNF
On November 17, 2017, in conjunction with the FNF Split-Off, FNF issued to the Company a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five year anniversary of the date we were issued the FNF Revolver. The maturity date is automatically extended for additional five year terms unless notice of non-renewal is otherwise provided by either FNF or the Company, in their sole discretion. On February 7, 2019, we drew the entire $100.0 million available and used the proceeds to fund, in part, the Dun & Bradstreet Investment. On June 12, 2019, we repaid to FNF the entire $100.0 million outstanding amount under the FNF Revolver. As of June 30, 2019, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
On July 5, 2019, we borrowed $100.0 million from FNF under the FNF Revolver. The proceeds were used for investment and general corporate purposes.
Gross principal maturities of notes payable at June 30, 2019 are as follows (in millions):

2019 (remaining)	$3.4
2020	6.9
2021	156.1
2022	6.1
2023	19.4
Thereafter	10.2
$202.1

Note G — Commitments and Contingencies
Legal Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation includes

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state discrimination, wage and hour and other employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. Our Restaurant Group companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol. We may also become subject to lawsuits and other proceedings, as well as card network fines and penalties, arising out of the actual or alleged theft of our customers' credit or debit card information.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of June 30, 2019 and December 31, 2018, we had $0.4 million and $0.5 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2019 to determine the amount of the obligations.
Purchase obligations as of June 30, 2019 are as follows (in millions):

2019 (remaining)	$87.2
2020	67.4
2021	43.7
2022	4.4
2023	3.0
Thereafter	6.9
Total purchase commitments	$212.6

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
Due to the July 2018 sale of LifeWorks discussed Note D, the results of Ceridian for the three and six months ended June 30, 2018 have been adjusted to remove the effects of the discontinued operations of LifeWorks as well as to reflect Ceridian's retrospective adoption of ASC Topic 606 and certain other accounting standards.
On February 8, 2019, the DNB Acquisition closed. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Accordingly, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to the DNB Acquisition, on a one quarter lag, in the tables below. See below for further discussion of Dun & Bradstreet and our accounting for our related investment.
As of and for the three months ended June 30, 2019:

	Restaurant Group	T-System	Ceridian	Dun & Bradstreet	Corporate and Other	Ceridian and Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$266.5	$—	$—	$—	$—	$—	$266.5
Other operating revenues	—	12.9	196.3	174.1	5.7	(370.4)	18.6
Revenues from external customers	266.5	12.9	196.3	174.1	5.7	(370.4)	285.1
Interest, investment and other income, including realized gains and losses	2.8	(0.5)	—	—	73.6	—	75.9
Total revenues and other income	269.3	12.4	196.3	174.1	79.3	(370.4)	361.0
Depreciation and amortization	9.4	3.4	14.6	80.5	0.5	(95.1)	13.3
Interest expense	(1.5)	(1.4)	(8.5)	(49.1)	(2.6)	57.6	(5.5)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(11.6)	(5.0)	8.7	(111.6)	62.5	102.9	45.9
Income tax (benefit) expense	—	(1.2)	2.4	(30.5)	9.7	28.1	8.5
(Loss) earnings, before equity in earnings (losses) of unconsolidated affiliates	(11.6)	(3.8)	6.3	(81.1)	52.8	74.8	37.4
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	—	0.4	(22.8)	(22.4)
Net (loss) earnings	$(11.6)	$(3.8)	$6.3	$(81.1)	$53.2	$52.0	$15.0
Assets	$636.2	$202.9	$6,729.3	$9,161.0	$1,033.3	$(15,890.3)	$1,872.4
Goodwill	76.5	88.3	1,952.8	2,797.6	—	(4,750.4)	164.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$276.2	$—	$—	$—	$—	$276.2
Other operating revenues	—	14.8	179.0	11.3	(179.0)	26.1
Revenues from external customers	276.2	14.8	179.0	11.3	(179.0)	302.3
Interest investment and other income, including realized gains and losses	1.4	—	—	66.7	—	68.1
Total revenues and other income	277.6	14.8	179.0	78.0	(179.0)	370.4
Depreciation and amortization	10.7	3.7	14.2	0.5	(14.2)	14.9
Interest expense	(3.8)	(1.5)	(43.4)	5.1	43.4	(0.2)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(5.9)	(2.6)	(52.4)	8.3	52.4	(0.2)
Income tax (benefit) expense	—	(0.5)	1.2	3.1	(1.2)	2.6
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(5.9)	(2.1)	(53.6)	5.2	53.6	(2.8)
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	0.1	(19.7)	(19.6)
Net (loss) earnings	$(5.9)	$(2.1)	$(53.6)	$5.3	$33.9	$(22.4)
Assets	$477.5	$221.9	$6,319.7	$660.5	$(6,319.7)	$1,359.9
Goodwill	103.1	98.9	1,942.6	—	(1,942.6)	$202.0
As of and for the six months ended June 30, 2019:

	Restaurant Group	T-System	Ceridian	Dun & Bradstreet	Corporate and Other	Ceridian and Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$524.3	$—	$—	$—	$—	$—	$524.3
Other operating revenues	—	25.1	400.0	174.1	10.2	(574.1)	35.3
Revenues from external customers	524.3	25.1	400.0	174.1	10.2	(574.1)	559.6
Interest, investment and other income, including realized gains and losses	3.5	(0.5)	—	—	85.5	—	88.5
Total revenues and other income	527.8	24.6	400.0	174.1	95.7	(574.1)	648.1
Depreciation and amortization	19.1	6.9	29.0	80.5	1.2	(109.5)	27.2
Interest expense	(2.5)	(2.8)	(17.4)	(49.1)	(3.9)	66.5	(9.2)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	(19.7)	(9.9)	25.6	(111.6)	69.8	86.0	40.2
Income tax (benefit) expense	(0.1)	(2.4)	8.1	(30.5)	6.2	22.4	3.7
(Loss) earnings, before equity in earnings (losses) of unconsolidated affiliates	(19.6)	(7.5)	17.5	(81.1)	63.6	63.6	36.5
Equity in (losses) earnings of unconsolidated affiliates	—	—	—	—	0.7	(20.2)	(19.5)
Net (loss) earnings	$(19.6)	$(7.5)	$17.5	$(81.1)	$64.3	$43.4	$17.0
Assets	$636.2	$202.9	$6,729.3	$9,161.0	$1,033.3	$(15,890.3)	$1,872.4
Goodwill	76.5	88.3	1,952.8	2,797.6	—	(4,750.4)	164.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$550.0	$—	$—	$—	$—	$550.0
Other operating revenues	—	30.2	367.8	14.5	(367.8)	44.7
Revenues from external customers	550.0	30.2	367.8	14.5	(367.8)	594.7
Interest investment and other income, including realized gains and losses	1.4	—	—	68.0	—	69.4
Total revenues and other income	551.4	30.2	367.8	82.5	(367.8)	664.1
Depreciation and amortization	21.4	7.3	28.1	0.5	(28.1)	29.2
Interest expense	(7.5)	(1.5)	(65.6)	5.8	65.6	(3.2)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(15.2)	(3.4)	(44.4)	8.7	44.4	(9.9)
Income tax (benefit) expense	—	(2.3)	7.0	(0.6)	(7.0)	(2.9)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(15.2)	(1.1)	(51.4)	9.3	51.4	(7.0)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	—	0.8	(21.6)	(20.7)
Net (loss) earnings	$(15.1)	$(1.1)	$(51.4)	$10.1	$29.8	$(27.7)
Assets	$477.5	$221.9	$6,319.7	$660.5	$(6,319.7)	$1,359.9
Goodwill	103.1	98.9	1,942.6	—	(1,942.6)	$202.0

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

•
Ceridian. This segment consists of our 21.7% ownership interest in Ceridian. Ceridian, through its operating subsidiary, is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Ceridian's cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Dayforce enables organizations to process payroll, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. Our chief operating decision maker reviews the full financial results of Ceridian for purposes of assessing performance and allocating resources. Thus, we consider Ceridian a reportable segment and have included the full financial results of Ceridian in the table above. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian and Dun & Bradstreet Elimination section of the segment presentation above.

•
Dun & Bradstreet. This segment consists of our 24.3% ownership interest in Dun & Bradstreet. Dun & Bradstreet helps companies around the world improve their business performance and it gleans insight from data to enable its customers to connect with the prospects, suppliers, clients and partners that matter most to them. Companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. Dun & Bradstreet's global commercial database as of December 31, 2018 contained more than 300 million business records. Dun & Bradstreet transforms commercial data into valuable insight which is the foundation of its global solutions that customers rely on to make critical business decisions. Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability. Dun & Bradstreet's Sales & Marketing Solutions™ help customers better use data to grow sales, digitally engage with customers and prospects, improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dun & Bradstreet subsequent to the DNB Acquisition in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Ceridian and Dun & Bradstreet Elimination section of the segment presentation above. We account for our proportionate share of equity in Dun & Bradstreet's losses on a one quarter lag. The Company's net earnings and the segment tables above, respectively, for the three and six month periods ended June 30, 2019, include the Company’s equity in Dun & Bradstreet’s losses and complete results of Dun & Bradstreet, respectively, for the period from February 8, 2019 through March 31, 2019.

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

	Six months ended June 30,
	2019	2018
	(In millions)
Cash paid during the period:
Interest	$7.5	$1.3
Income taxes	23.5	—
Operating leases	31.4	—
Non-cash investing and financing activities:
Unsettled purchases of investment securities accrued at period end	$—	$3.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$247.7	$258.3	$493.0	$517.5
Bakery sales	Restaurant Group	17.4	16.3	28.4	29.5
Franchise and other	Restaurant Group	1.4	1.6	2.9	3.0
Total restaurant revenue		266.5	276.2	524.3	550.0
Other operating revenue:
T-System, point-in-time	T-System	4.9	5.9	9.7	12.6
T-System, over time	T-System	8.0	8.9	15.4	17.6
Real estate and resort	Corporate and other	5.7	5.4	10.1	8.3
Other	Corporate and other	—	5.9	0.1	6.2
Total other operating revenue		18.6	26.1	35.3	44.7
Total operating revenues		$285.1	$302.3	$559.6	$594.7

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
T-System offers a software as a service solution with full-service coding ("RevCycle+") available, through contracts with customers to either provide access to its proprietary coding software platform or provide medical chart coding services. Billing for both services occurs monthly as services are provided. Billing for medical chart coding services is based on a monthly fee which may vary based on the volume of services provided. Revenue for RevCycle+, including implementation and upfront training of customer personnel, is recognized ratably over the term of the contract as services are consumed by the customer.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Contract Balances
The following table provides information about receivables and deferred revenue:

	June 30,	December 31,
	2019	2018
	(In millions)
Trade receivables, billed (1)	$25.7	$40.3
Unbilled accounts receivable, current (1)	7.4	9.5
Unbilled accounts receivable, long term (2)	10.6	10.6
Deferred revenue (contract liabilities)	25.5	31.7

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
Deferred revenue is recorded primarily for restaurant gift card sales and certain T-System revenue. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $8.9 million and $22.3 million was recognized in the three and six months ended June 30, 2019, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
As of June 30, 2019, revenue estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations is not material.

Note K.	Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2019 and December 31, 2018 we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2019 and December 31, 2018, of which we are not the primary beneficiary:

	June 30, 2019		December 31, 2018
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$504.9	$504.9	$9.2	$9.2

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
Ceridian
Ceridian is a global human capital management (“HCM”) software company. Ceridian categorizes its solutions into two categories: Cloud and Bureau solutions. Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce, Ceridian's flagship cloud HCM platform, and Powerpay, a cloud HR and payroll solution for the Canadian small business market.
Dayforce provides HR, payroll, benefits, workforce management, and talent management functionality. Dayforce is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Dayforce provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Ceridian's platform is designed to make work life better for our customers and their employees by improving HCM decision-making processes, streamlining workflows, exposing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers.
Ceridian sells Dayforce through its direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Ceridian's subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. Ceridian has rapidly grown the Dayforce platform to more than 4,000 live Dayforce customers as of June 30, 2019. For the three and six months ended June 30, 2019, Ceridian added over 155 and 288 net new live Dayforce customers, respectively.
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
Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenues:
Restaurant revenue	$266.5	$276.2	$524.3	$550.0
Other operating revenue	18.6	26.1	35.3	44.7
Total operating revenues	285.1	302.3	559.6	594.7
Operating expenses:
Cost of restaurant revenue	231.6	240.1	458.6	480.9
Personnel costs	30.9	90.3	55.3	114.4
Depreciation and amortization	13.3	14.9	27.2	29.2
Other operating expenses	33.8	25.1	57.6	46.3
Total operating expenses	309.6	370.4	598.7	670.8
Operating loss	(24.5)	(68.1)	(39.1)	(76.1)
Other income (expense):
Interest, investment and other income	1.4	1.6	12.4	2.9
Interest expense	(5.5)	(0.2)	(9.2)	(3.2)
Realized gains, net	74.5	66.5	76.1	66.5
Total other income (expense)	70.4	67.9	79.3	66.2
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	45.9	(0.2)	40.2	(9.9)
Income tax expense (benefit)	8.5	2.6	3.7	(2.9)
Earnings (loss) before equity in losses of unconsolidated affiliates	37.4	(2.8)	36.5	(7.0)
Equity in losses of unconsolidated affiliates	(22.4)	(19.6)	(19.5)	(20.7)
Net earnings (loss)	15.0	(22.4)	17.0	(27.7)
Less: Net loss attributable to non-controlling interests	(4.5)	(2.6)	(7.6)	(6.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$19.5	$(19.8)	$24.6	$(20.9)
 Revenues.
Total revenues decreased $17.2 million, or 5.7% in the three months ended June 30, 2019, and decreased $35.1 million, or 5.9%, in the six months ended June 30, 2019 compared to the corresponding periods in 2018.
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders increased $39.3 million, or 198.5%. in the three months ended June 30, 2019, and increased $45.5 million, or 217.7%, in the six months ended June 30, 2019 compared to the corresponding periods in 2018.
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
Income tax expense (benefit) was $8.5 million and $2.6 million in the three-month periods ended June 30, 2019 and 2018, respectively, and $3.7 million and $(2.9) million in the six-month periods ended June 30, 2019 and 2018, respectively. Income tax expense (benefit) as a percentage of earnings (loss) from continuing operations before income taxes and equity in unconsolidated affiliates was 18.5% and (1,300.0)% for the three-month periods ended June 30, 2019 and 2018, respectively, and 9.2% and 29.3% for the six-month periods ended June 30, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The change in the effective tax rate in both the three and six-month periods ended June 30, 2019 was attributable to the decreased impact of the tax benefit on losses from investments in unconsolidated affiliates on the pretax earnings in the 2019 period compared to the lower earnings in the same period in 2018. The change in the three-month period was also driven by the decreased impact of permanent items on the pretax earnings.
Equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2019 and June 30, 2018 consisted of the following (in millions):

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Ceridian	$1.4	$(19.7)	$4.0	$(21.6)
Dun & Bradstreet (defined below)	(24.2)	—	(24.2)	—
Other	0.4	0.1	0.7	0.9
Total	$(22.4)	$(19.6)	$(19.5)	$(20.7)

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Restaurant revenue	$266.5	$276.2	$524.3	$550.0
Total operating revenues	266.5	276.2	524.3	550.0
Operating expenses:
Cost of restaurant revenue	231.6	240.1	458.6	480.9
Personnel costs	14.5	11.0	27.3	23.0
Depreciation and amortization	9.4	10.7	19.1	21.4
Other operating expenses	23.9	17.9	40.0	33.8
Total operating expenses	279.4	279.7	545.0	559.1
Operating loss	(12.9)	(3.5)	(20.7)	(9.1)
Other income (expense):
Interest expense	(1.5)	(3.8)	(2.5)	(7.5)
Realized gains, net	2.8	1.4	3.5	1.4
Total other expense	1.3	(2.4)	1.0	(6.1)
Loss before income taxes, equity in earnings (losses) of unconsolidated affiliates and noncontrolling interest	$(11.6)	$(5.9)	$(19.7)	$(15.2)
Total revenues for the Restaurant group segment decreased $9.7 million, or 3.5%, in the three months ended June 30, 2019, and decreased $25.7 million, or 4.7%, in the six months ended June 30, 2019 compared to the corresponding periods in 2018.

The decrease was primarily driven by decreased revenue related to the closing or sale of 47 company-owned restaurants primarily associated with our O'Charley's, Village Inn and Baker's Square concepts subsequent to the prior year periods and to a lesser extent a decrease in comparable store sales. The decrease was partially offset by increases in the average guest check.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our ABRH and 99 Restaurants companies decreased 1.4% and increased 1.5%, respectively, in the three months ended June 30, 2019 compared to the comparable period in 2018. The decrease at ABRH is primarily attributable to decreased comparable store sales at O'Charley's of 2.4% and Village Inn of 1.0%, partially offset by an increase of 5.2% at our Baker's Square concept.
Cost of restaurant revenue decreased consistently with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 86.9% in the three months ended June 30, 2019 and 2018, respectively, and 87.5% and 87.4% in the six months ended June 30, 2019 and 2018, respectively.
Interest expense decreased $2.3 million, or 60.5%, in the three months ended June 30, 2019, and decreased $5.0 million, or 66.7%, in the six months ended June 30, 2019 from the corresponding periods in 2018. The decrease is attributable to a reorganization of our Restaurant Group in the fourth quarter of 2018 which resulted in the exchange of $100.0 million of debt formerly outstanding at ABRH for additional direct and indirect equity interests in ABRH and 99 Restaurants, partially offset by interest on new credit facilities at 99 Restaurants.
Loss before income taxes increased by $5.7 million, or 96.6%, in the three months ended June 30, 2019, and increased $4.5 million, or 29.6% in the six months ended June 30, 2019, from the corresponding periods in 2018. The increase in loss was primarily attributable to the factors discussed above, as well as to additional personnel expense in the 2019 periods related to termination and severance expenses.
Ceridian
As of June 30, 2019, we own a 21.7% interest in Ceridian. We account for our investment in Ceridian under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Ceridian for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	(In millions)
Total revenues	$196.3	$179.0	$400.0	$367.8
Earnings (loss) before income taxes	8.7	(52.4)	25.6	(44.4)
Earnings (loss) before discontinued operations	6.3	(53.6)	17.5	(51.4)
Net earnings (loss) attributable to Ceridian	6.3	(63.3)	17.5	(62.7)
Details relating to the results of operations of Ceridian (NYSE: "CDAY") can be found in its periodic filings with the SEC.
Dun & Bradstreet
As of June 30, 2019, we own a 24.3% interest in Dun & Bradstreet. We account for the Dun & Bradstreet Investment under the equity method of accounting; therefore, its results of operations do not consolidate into ours.

Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Statements of Operations is presented below. We report our equity in earnings or loss of Dun & Bradstreet on a one quarter lag. Accordingly, our net earnings for the three and six month periods ended June 30, 2019, include our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date we made our initial investment in Dun & Bradstreet, through March 31, 2019.

Period from February 8, 2019 to March 31, 2019
(In millions)
Total revenues	$174.1
Loss before income taxes	(111.6)
Net loss	(81.1)
Dividends attributable to preferred stock and noncontrolling interest expense	(18.3)
Net loss attributable to Dun & Bradstreet	(99.4)
T-System
The following table presents the results from operations of our T-System segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenues:
Other operating revenue	$12.9	$14.8	$25.1	$30.2
Operating expenses:
Personnel costs	7.8	8.5	16.1	17.4
Depreciation and amortization	3.4	3.7	6.9	7.3
Other operating expenses	4.8	3.7	8.7	7.4
Total operating expenses	16.0	15.9	31.7	32.1
Operating loss	(3.1)	(1.1)	(6.6)	(1.9)
Other expense:
Interest expense	(1.4)	(1.5)	(2.8)	(1.5)
Realized gains and (losses), net	(0.5)	—	(0.5)	—
Total other expense	(1.9)	(1.5)	(3.3)	(1.5)
Loss before income taxes, equity in losses of unconsolidated affiliates and noncontrolling interest	$(5.0)	$(2.6)	$(9.9)	$(3.4)
Total revenues for the T-System segment decreased $1.9 million, or 12.8%, in the three months ended June 30, 2019, and decreased $5.1 million, or 16.9%, in the six months ended June 30, 2019, compared to the corresponding periods in 2018. The decrease was primarily driven by a decline in bookings in its clinical documentation business.
Interest expense for the T-System segment increased $1.3 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The increase is attributable to interest on an intercompany note with us entered into at the end of the first quarter of 2018.
Loss before income taxes increased $2.4 million in the three months ended June 30, 2019, and increased $6.5 million in the six months ended June 30, 2019, compared to the corresponding periods in 2018. The increased loss was primarily attributable to the factors noted above.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
This nonreportable segment generated pretax earnings of $62.5 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively, and $69.8 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in earnings in the three and six-month periods is primarily attributable to the gain of $71.1 million on the Ceridian Share Sale and the inclusion of investment success bonuses of $67.1 million in the three-month period ended June 30, 2018, partially offset by a gain on the initial public offering of Ceridian and fees related to the termination of our management agreement with Ceridian of $63.2 million and $5.6 million, respectively, in the three-month period ended June 30, 2018 and investment success bonuses of $4.1 million in the three-month period ended June 30, 2019.
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
As of June 30, 2019, we had cash and cash equivalents of $73.7 million, $1.8 million of short-term investments and $250.0 million of capacity under our existing holding company credit facilities. On July 5, 2019, we borrowed $100.0 million from FNF under the FNF Revolver, reducing our corporate borrowing capacity to $150.0 million. We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2019 and 2018 totaled $24.5 million and $47.5 million, respectively. The decrease in cash used in operations of $23.0 million is primarily attributable to timing of payment and receipt of cash associated with operating assets.
Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were $387.8 million and $0.7 million, respectively. The increase in cash used in investing activities of $387.1 million from the 2019 period to the 2018 period is primarily attributable to the Dun & Bradstreet Investment, partially offset by the proceeds from the Ceridian Share Sale.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $10.3 million and $6.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. Capital expenditures in the both periods primarily consist of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the six months ended June 30, 2019 and 2018 were $163.0 million and $(119.7) million, respectively. The decrease in cash used in (increase in cash provided by) financing activities of $282.7 million is primarily attributable to proceeds from draws on credit facilities, net of repayments, of $150.5 million in the 2019 period and the payoff of the external debt of our Restaurant Group in the 2018 period.
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
See Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, for further discussion of ABRH's financing obligation associated with its corporate headquarters.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2019 to determine the amount of the obligations.
As of June 30, 2019, our required annual payments relating to these contractual obligations were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Notes payable	$3.4	$6.9	$156.1	$6.1	$19.4	$10.2	$202.1
Operating lease payments	30.7	59.3	53.0	41.9	35.1	137.4	357.4
ABRH financing obligation	0.5	1.1	1.1	1.1	1.2	13.4	18.4
Unconditional purchase obligations	87.2	67.4	43.7	4.4	3.0	6.9	212.6
Total	$121.8	$134.7	$253.9	$53.5	$58.7	$167.9	$790.5
Capital Stock Transactions. None.
Off-Balance Sheet Arrangements. Other than inclusion of operating lease arrangements on the balance sheet, further discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report for the year ended December 31, 2018.
Critical Accounting Policies
Other than our adoption of Topic 842 as described in Notes A and B to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in our Annual Report for the year ended December 31, 2018.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the material weaknesses described in the Annual Report which have not yet been remediated. Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of June 30, 2019, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has identified no new material weaknesses other than those described in the Annual Report.
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
Other than the actions taken above in response to material weaknesses previously identified, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2019	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)