Form 10-Q
period 2019-09-30
Cannae Holdings, Inc.
filed 2019-11-12
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2019 there were 72,048,053 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$153.2	$323.0
Short-term investments	0.2	31.4
Trade receivables	34.4	49.8
Inventory	32.5	22.3
Prepaid expenses and other current assets	20.5	25.2
Total current assets	240.8	451.7
Investments in unconsolidated affiliates	851.9	397.2
Lease assets - see Note B	218.6	—
Property and equipment, net	155.8	176.4
Other intangible assets, net	154.2	175.8
Goodwill	164.8	164.8
Fixed maturity securities available for sale, at fair value	18.7	17.8
Deferred tax asset	19.9	16.9
Other long term investments and non-current assets	69.0	58.9
Total assets	$1,893.7	$1,459.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$91.6	$98.4
Lease liabilities, current - see Note B	43.2	—
Income taxes payable	20.3	24.2
Deferred revenue	22.4	31.5
Notes payable, current	7.4	5.9
Total current liabilities	184.9	160.0
Lease liabilities, long term - see Note B	210.5	—
Deferred revenue, long term	0.2	0.2
Notes payable, long term	193.8	42.2
Accounts payable and other accrued liabilities, long term	29.6	57.4
Total liabilities	619.0	259.8
Commitments and contingencies - see Note G
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of September 30, 2019 and December 31, 2018; outstanding of 72,081,360 and 72,223,692 shares as of September 30, 2019 and December 31, 2018, respectively, and issued of 72,236,998 and 72,234,330 shares as of September 30, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of September 30, 2019 and December 31, 2018	—	—
Retained earnings	119.1	45.8
Additional paid-in capital	1,156.3	1,146.2
Less: Treasury stock, 155,638 and 10,638 shares as of September 30, 2019 and December 31, 2018, respectively, at cost	(4.1)	(0.2)
Accumulated other comprehensive loss	(59.2)	(67.2)
Total Cannae shareholders' equity	1,212.1	1,124.6
Noncontrolling interests	62.6	75.1
Total equity	1,274.7	1,199.7
Total liabilities and equity	$1,893.7	$1,459.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenues:
Restaurant revenue	$247.7	$269.3	$772.0	$819.3
Other operating revenue	22.7	24.2	58.0	68.9
Total operating revenues	270.4	293.5	830.0	888.2
Operating expenses:
Cost of restaurant revenue	220.1	244.5	678.7	725.4
Personnel costs	31.1	30.6	86.4	145.0
Depreciation and amortization	12.9	16.1	40.1	45.3
Other operating expenses	29.9	27.6	87.5	73.9
Total operating expenses	294.0	318.8	892.7	989.6
Operating loss	(23.6)	(25.3)	(62.7)	(101.4)
Other income (expense):
Interest, investment and other income	1.3	1.6	13.7	4.5
Interest expense	(5.2)	(0.4)	(14.4)	(3.6)
Realized gains, net	93.0	11.3	169.1	77.8
Total other income (expense)	89.1	12.5	168.4	78.7
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	65.5	(12.8)	105.7	(22.7)
Income tax expense (benefit)	15.6	(0.9)	14.3	(3.8)
Earnings (loss) before equity in losses of unconsolidated affiliates	49.9	(11.9)	91.4	(18.9)
Equity in (losses) earnings of unconsolidated affiliates	(8.3)	3.8	(50.8)	(16.9)
Net earnings (loss)	41.6	(8.1)	40.6	(35.8)
Less: Net loss attributable to non-controlling interests	(4.6)	(9.6)	(12.2)	(16.4)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$46.2	$1.5	$52.8	$(19.4)
Earnings per share
Basic
Net earnings (loss) per share	$0.65	$0.02	$0.74	$(0.27)
Diluted
Net earnings (loss) per share	$0.64	$0.02	$0.73	$(0.27)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	71.6	71.6	71.6	71.1
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	71.9	71.6	71.9	71.1

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net earnings (loss)	$41.6	$(8.1)	$40.6	$(35.8)
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.6	1.5	0.4	3.3
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(4.7)	1.0	3.4	(5.9)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	(0.3)	7.0	(0.4)	7.0
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (4)	4.6	(1.5)	9.6	15.2
Other comprehensive earnings	0.2	8.0	13.0	19.6
Comprehensive earnings (loss)	41.8	(0.1)	53.6	(16.2)
Less: Comprehensive loss attributable to noncontrolling interests	(4.6)	(9.6)	(12.2)	(16.4)
Comprehensive earnings attributable to Cannae Holdings, Inc.	$46.4	$9.5	$65.8	$0.2

_________________________________

(1)
Net of income tax expense of less than $0.2 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Net of income tax (benefit) expense of $(1.2) million and less than $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $(1.5) million for the nine months ended September 30, 2019 and 2018, respectively.

(3)
Net of income tax (benefit) expense of $(0.1) million and $2.5 million for the three months ended September 30, 2018 and $(0.1) million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively.

(4)
Net of income tax expense (benefit) of $1.2 million and $(0.4) million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2018	71.9	$—	$1,155.4	$(2.7)	$(75.5)	—	$—	$91.0	$1,168.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	1.5	—	—	—	1.5
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	1.0	—	—	—	1.0
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	7.0	—	—	—	7.0
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	(1.5)	—	—	—	(1.5)
Stock-based compensation, consolidated subsidiaries	—	—	0.5	—	—	—	—	—	0.5
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	1.2	—	—	—	—	—	1.2
Net earnings (loss)	—	—	—	1.5	—	—	—	(9.6)	(8.1)
Balance, September 30, 2018	71.9	$—	$1,157.4	$(1.2)	$(67.5)	—	$—	$81.4	$1,170.1

Balance, June 30, 2019	72.2	$—	$1,152.0	$72.9	$(59.4)	—	$(0.2)	$66.9	$1,232.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.6	—	—	—	0.6
Other comprehensive earnings — unrealized losses on investments in unconsolidated affiliates, net of tax	—	—	—	—	(4.7)	—	—	—	(4.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(0.3)	—	—	—	(0.3)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	4.6	—	—	—	4.6
Treasury stock repurchases	—	—	—	—	—	0.2	(3.9)	—	(3.9)
Stock-based compensation, consolidated subsidiaries	—	—	1.0	—	—	—	—	0.3	1.3
Contribution of CSA services from FNF	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	2.9	—	—	—	—	—	2.9
Net earnings (loss)	—	—	—	46.2	—	—	—	(4.6)	41.6
Balance, September 30, 2019	72.2	$—	$1,156.3	$119.1	$(59.2)	0.2	$(4.1)	$62.6	$1,274.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	—	$—	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	1.9	—	—	—	—	1.9
Adjustment for adoption of ASU 2018-02	—	—	—	16.1	(16.1)	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	3.3	—	—	—	3.3
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	(5.9)	—	—	—	(5.9)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	7.0	—	—	—	7.0
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	15.2	—	—	—	15.2
Shares issued for investment success bonuses, net of issuance costs	1.0	—	19.8	—	—	—	—	—	19.8
Stock-based compensation, consolidated subsidiaries	—	—	1.3	—	—	—	—	—	1.3
Contribution of CSA services from FNF	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation, unconsolidated affiliates	—	—	5.2	—	—	—	—	—	5.2
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	4.1	4.1
Net loss	—	—	—	(19.4)	—	—	—	(16.4)	(35.8)
Balance, September 30, 2018	71.9	$—	$1,157.4	$(1.2)	$(67.5)	—	$—	$81.4	$1,170.1

Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.4	—	—	—	0.4
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	3.4	—	—	—	3.4
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(0.4)	—	—	—	(0.4)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	9.6	—	—	—	9.6
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Treasury stock repurchases	—	—	—	—	—	0.2	(3.9)	—	(3.9)
Stock-based compensation, consolidated subsidiaries	—	—	3.0	—	—	—	—	0.3	3.3
Contribution of CSA services from FNF	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation, unconsolidated affiliates	—	—	7.6	—	—	—	—	—	7.6
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net earnings (loss)	—	—	—	52.8	—	—	—	(12.2)	40.6
Balance, September 30, 2019	72.2	$—	$1,156.3	$119.1	$(59.2)	0.2	$(4.1)	$62.6	$1,274.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,

	2019	2018

Cash flows from operating activities:
Net earnings (loss)	$40.6	$(35.8)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	40.1	45.3
Equity in losses of unconsolidated affiliates	50.8	16.9
Distributions from investments in unconsolidated affiliates	2.0	1.2
Realized gains and asset impairments, net	(152.7)	(71.0)
Lease asset amortization	27.1	—
Stock-based compensation cost	3.3	21.0
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	15.2	1.6
Net decrease (increase) in inventory, prepaid expenses and other assets	(4.8)	(10.6)
Net decrease in lease liabilities	(33.0)	—
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(13.6)	(9.7)
Net change in income taxes	(14.1)	(7.7)
Net cash used in operating activities	(39.1)	(48.8)
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	—	17.7
Proceeds from Ceridian Share Sales - See Note A	212.5	—
Additions to property and equipment and other intangible assets	(19.0)	(10.3)
Proceeds from sales of property and equipment	18.7	3.2
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	4.8	7.0
Investments in Dun & Bradstreet, net of capitalized syndication fees - see Note D	(526.2)	—
Purchases of other long-term investments	(15.0)	(5.5)
Distributions from investments in unconsolidated affiliates	0.7	0.3
Net proceeds from sales and maturities of (cash paid for purchases of) short-term investment securities	31.1	(32.2)
Net other investing activities	2.5	0.7
Net cash used in investing activities	(289.9)	(19.1)
Cash flows from financing activities:
Borrowings	364.0	0.1
Debt service payments	(213.5)	(124.1)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.6)	—
Sale of noncontrolling interest in consolidated subsidiary	—	4.1
Treasury stock repurchases	(3.9)	—
Proceeds from ABRH sale and leaseback of corporate office, net of issuance costs- see Note A	13.2	—
Net cash provided by (used in) financing activities	159.2	(119.9)
Net decrease in cash and cash equivalents	(169.8)	(187.8)
Cash and cash equivalents at beginning of period	323.0	245.6
Cash and cash equivalents at end of period	$153.2	$57.8

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments with a net asset book value of approximately $1.3 billion as of September 30, 2019. Our business consists of managing and operating certain majority-owned subsidiaries, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. As of September 30, 2019, our primary investments include our minority ownership interests in Ceridian HCM Holding, Inc. ("Ceridian") and The Dun & Bradstreet Corporation ("DNB"); majority equity ownership stakes in ABRH, LLC ("ABRH"), 99 Restaurants Holdings, LLC ("99 Restaurants") and T-System Holdings, LLC ("T-System"); and various other controlled portfolio companies and minority equity and debt investments. Except where otherwise noted, all references to we, us, our, Cannae, Cannae Holdings, the Company, or CNNE are to Cannae Holdings, Inc. and its subsidiaries, taken together.

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
Following the split-off of the former portfolio company investments by Fidelity National Financial, Inc. ("FNF"), and subsequent contribution to us (the "FNF Split-Off"), the Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the Corporate Services Agreement ("CSA"), dated as of November 17, 2017, by and between the Company and FNF and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Both FNF and Cannae believe such allocations are reasonable; however, they may not be indicative of the actual results of operations or cash flows of the Company had the Company been operating as an independent, publicly-traded company for the periods presented or the amounts that will be incurred by the Company in the future. FNF is considered a related party to the Company.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Ceridian
On September 5, 2019 and May 22, 2019, we completed the sales of 2.0 million and 2.0 million shares of common stock of Ceridian, respectively, as part of underwritten secondary public offerings by certain stockholders of Ceridian at public offering prices of $56.30 and $50.50 per share, respectively (the "Ceridian Share Sales"). In connection with the Ceridian Share Sales, we received $56.00 and $50.25 per share, respectively (after the applicable underwriter discount) for proceeds of $112.0 million and $100.5 million, respectively. We recorded gains of $82.2 million and $71.1 million, respectively, on the Ceridian Share Sales which are included in Realized gains (losses), net on the Condensed Consolidated Statements of Operations for the periods in which the respective sales occurred. The recorded gains are net of $4.9 million and $4.2 million, respectively, of losses (exclusive of $1.0 million and $1.1 million, respectively, of income tax benefit) related to reclassification adjustments from Other comprehensive income. As of September 30, 2019, we owned approximately 20.0% of the outstanding common stock of Ceridian.
Restaurant Group
ABRH has entered into plans to sell certain company-owned stores. In conjunction with the plans of sale, $3.9 million and $9.3 million, respectively, of assets are recorded as held for sale and included in Prepaid expenses and other current assets, net as of September 30, 2019 and December 31, 2018, respectively.
On March 21, 2019, ABRH sold its corporate office located in Nashville, Tennessee for net cash proceeds of $13.2 million and entered into a lease agreement with the buyer to lease the office for an initial term of 15 years. The transaction was evaluated and determined not to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. During the nine months ended September 30, 2019, we reclassified $2.4 million from assets held for sale formerly included in Prepaid expenses and other current assets to reflect the real estate assets in Property and equipment, net on our Condensed Consolidated Balance Sheet as if we were the legal owner. We continue to recognize depreciation expense over the building's estimated useful life. On the date of the sale, we recorded a liability for the financing obligation in the amount of the net cash proceeds of $13.2 million which is included in Accounts payable and other accrued liabilities, long term on our Condensed Consolidated Balance Sheet.
During the nine months ended September 30, 2019, ABRH sold its corporate office located in Denver, Colorado and certain company-owned O'Charley's stores for total gross proceeds of $15.7 million.
QOMPLX
On July 23, 2019, Cannae Holdings, in partnership with Motive Partners, closed on an investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), formerly Fractal Industries, Inc., an intelligent decision and analytics platform used by businesses for modeling and planning. We funded $15.0 million at close and funded an additional $7.5 million on October 1, 2019. We are committed to fund another $7.5 million by December 2019 as part of a total $79.0 million financing of QOMPLX. Cannae's total investment is expected to represent 19.9% of the outstanding voting equity of QOMPLX. Our Chairman William Foley II has joined QOMPLX’s Board of Directors.
As QOMPLX does not have a readily determinable fair value, we account for our investment in QOMPLX at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. See Note D for further discussion of our accounting for this investment.
Externalization
On August 27, 2019, we announced the execution of definitive documents, which became effective on September 1, 2019, pursuant to which the Company transitioned to an externally managed structure (such externalization of certain management functions, the “Externalization”). In connection with the Externalization, the Company, Cannae Holdings, LLC, a Delaware limited liability company and a subsidiary of the Company (“Cannae LLC”), and Trasimene Capital Management, LLC, a Delaware limited liability company (the “Manager”), entered into a Management Services Agreement (the “Management Services Agreement”) which became effective September 1, 2019. The members of the Manager include certain directors and executive officers of the Company. Pursuant to the Management Services Agreement, certain services related to the management of the Company will be conducted by the Manager through the authority delegated to it in the Management Services Agreement and in accordance with the operational objectives and business plans approved by the Company’s Board of Directors. Subject at all times to the supervision and direction of the Board of Directors, the Manager will be responsible for, among other things, (a) managing the day-to-day business and operations of the Company and its subsidiaries, (b) evaluating the financial and operational performance of the Company's subsidiaries and other assets, (c) providing a management team to serve as some of the executive officers of the Company and its subsidiaries and (d) performing (or causing to be performed) any other services for and on behalf of the Company and its subsidiaries customarily performed by executive officers and employees of a public company.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Pursuant to the terms of the Management Services Agreement, Cannae LLC will pay the Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Cannae LLC will be responsible for paying costs and expenses relating to the Company’s business and operations. Cannae LLC will reimburse the Manager for documented expenses of the Manager incurred on the Company’s behalf, including any costs and expenses incurred in connection with the performance of the services under the Management Services Agreement.
The Company conducts its business through Cannae LLC. In connection with the consummation of the Externalization, an Amended and Restated Operating Agreement of Cannae LLC (the “Operating Agreement”) was entered into on August 27, 2019, by and among Cannae LLC and the Company, the Manager and Cannae Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company, which became effective on September 1, 2019.
For so long as the Management Services Agreement is in effect, the Company, as managing member of Cannae LLC, authorizes the Manager to (a) designate officers of Cannae LLC and (b) perform, or cause to be performed, the services as are set forth in the Management Services Agreement.
In connection with such services, so long as Cannae LLC’s profits with respect to a liquidity event (sale or other disposition) involving an investment (as defined in the Operating Agreement) exceed an annualized hurdle rate of 8%, Cannae LLC will pay carried interest with respect to such investment to the Manager. Generally, where such hurdle is satisfied, carried interest will be paid to the Manager in an amount equal to: 15% of the profits on such investment (calculated as the proceeds of such investment less allocable management fees (as defined in the Operating Agreement) and the cost of such investment) for returns between 1.0x and 2.0x the cost of such investment (plus allocable management fees), and 20% of the profits on such investment for returns exceeding 2.0x the cost of such investment (plus allocable management fees). However, to the extent that, as of the liquidity event, the value of the portfolio of unrealized investments is less than the aggregate cost of such investments, then the Manager’s carried interest entitlement will be correspondingly reduced until such time as the investment portfolio has recovered in value.
The Management Services Agreement has an initial term of five years, expiring on September 1, 2024. The Management Services Agreement will be automatically renewed for one-year terms thereafter unless terminated by either the Company or the Manager in accordance with the terms of the Management Services Agreement.
The Company and Manager have agreed to begin paying fees associated with the Externalization beginning on November 1, 2019.
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
Instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2019 there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share. For the three months ended September 30, 2018, there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2018 there were 0.1 million antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 23.8% and 7.0% in the three months ended September 30, 2019 and 2018, respectively, and 13.5% and 16.7% in the nine months ended September 30, 2019 and 2018, respectively. The change in the effective tax rate in both the three and nine-month periods ended September 30, 2019 was primarily attributable to the decreased impact of the tax effect of earnings or losses from investments in unconsolidated affiliates on the pretax earnings in the 2019 period compared to the lower earnings in the same period in 2018.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Restricted Cash
ABRH is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of September 30, 2019 is $11.3 million of such restricted cash. There was no restricted cash as of December 31, 2018.
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
See Note B for further discussion of our leasing arrangements and related accounting.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of debt securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures and have not yet concluded on its effects. At this time we believe the standard will primarily impact our accounting for the allowance for bad debt on certain of our subsidiaries' trade receivables and credit losses for our notes receivable and fixed maturity securities. At this time we do not expect the changes to result in a material impact to our recorded balances for these assets. We will not early adopt the standard.
Revision of Prior Period Financial Statements
Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018, we identified and corrected errors in connection with the preparation of the financial statements for the year ended December 31, 2018 pertaining to: (1) our adjustment for the cumulative effect of the adoption of Accounting Standards Codification ("ASC") Topic 606 as of the date of adoption (January 1, 2018), (2) adjustments to the opening balance sheet of T-System in order to add a contract asset for its unbilled accounts receivable and to remove a portion of deferred revenue for which T-System had no further performance obligations and (3) our accounting for certain revenue transactions in our T-System segment for the three and nine months ended September 30, 2018.
These corrections resulted in a decrease in the Adjustment for cumulative effect of adoption of ASC Topic 606 to Retained earnings in the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2018 of $2.4 million from the $4.3 million (net of tax), as reported, to $1.9 million (net of tax), as corrected.
These corrections also resulted in the following changes in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018:
i.no impact and decrease of $3.1 million, respectively, to Other operating revenue,
ii.decrease of $0.6 million and $1.6 million, respectively, to Depreciation and amortization,
iii.increase (decrease) of $0.2 million and $(1.5) million, respectively, to Income tax expense (benefit),

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

iv.decrease of $0.4 million and no impact, respectively, to Net loss,
v.increase of $0.4 million and no impact, respectively, to Net earnings (loss) attributable to Cannae and
vi.no impact to Net earnings (loss) per share.
In accordance with accounting guidance found in ASC Topic 250-10 Accounting Changes and Error Corrections (SEC Staff Accounting Bulletin Topic 1M), we assessed the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material, individually or in the aggregate, to any of our previously issued financial statements on Form 10-Q. Consequently, we are correcting these errors in this report on Form 10-Q.
Change in Accounting Principle
We historically accounted for our investment and proportionate share of losses in Dun & Bradstreet utilizing a three-month reporting lag due to timeliness considerations. In the third quarter of 2019, the Company was able to obtain financial information for Dun & Bradstreet on a more timely basis and determined it was preferable to record our investment in Dun & Bradstreet on a current basis as opposed to the previous three-month lag.
In accordance with applicable accounting literature, a change to eliminate a previously existing reporting lag is considered a change in accounting principle. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company's condensed consolidated financial statements for the interim periods of the current fiscal year have been adjusted to reflect the period specific effects of eliminating the three-month reporting lag. The elimination of the three-month reporting lag did not impact total operating, investing or financing cash flows for any period presented. As we made our initial investment in Dun & Bradstreet in February 2019, such adjustments did not impact our fiscal year 2018 financial statements or opening retained earnings of our fiscal year 2019 financial statements.
The elimination of the three-month reporting lag for our equity investment in Dun & Bradstreet resulted in the adjustments as of and for the periods indicated below (in millions, except per share amounts).

	Three Months Ended
	March 31, 2019
	As Reported	As Adjusted	Difference
	(in millions, except per share amounts)
Condensed Consolidated Statements of Operations
Income tax benefit	$(4.8)	$(7.2)	$(2.4)
Equity in earnings (losses) of unconsolidated affiliates	2.9	(21.4)	(24.3)
Net earnings (loss)	2.0	(19.9)	(21.9)
Net earnings (loss) attributable to Cannae Holdings	$5.1	$(16.8)	$(21.9)
Per Share Data:
Basic
Basic earnings (loss) per share attributable to Cannae Holdings common shareholders	$0.07	$(0.24)	$(0.31)
Diluted
Diluted earnings (loss) per share attributable to Cannae Holdings common shareholders	$0.07	$(0.24)	$(0.31)
Condensed Consolidated Statements of Comprehensive Earnings
Net earnings (loss)	$2.0	$(19.9)	$(21.9)
Unrealized gain relating to investments in unconsolidated affiliates	6.2	5.9	(0.3)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc.	$11.7	$(10.5)	$(22.2)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	As of
	March 31, 2019
	As Reported	As Adjusted	Difference
	(in millions, except per share amounts)
Condensed Consolidated Balance Sheet
Investments in unconsolidated affiliates	$930.8	$904.5	$(26.3)
Deferred tax asset	15.8	18.6	2.8
Retained earnings	71.4	49.5	(21.9)
Accumulated other comprehensive loss	(65.6)	(65.9)	(0.3)

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
	(in millions, except per share amounts)
Condensed Consolidated Statements of Operations
Income tax expense (benefit)	$8.5	$5.9	$(2.6)	$3.7	$(1.3)	$(5.0)
Equity in losses of unconsolidated affiliates	(22.4)	(21.1)	1.3	(19.5)	(42.5)	(23.0)
Net earnings (loss)	15.0	18.9	3.9	17.0	(1.0)	(18.0)
Net earnings attributable to Cannae Holdings	$19.5	$23.4	$3.9	$24.6	$6.6	$(18.0)
Per Share Data:
Basic
Basic earnings per share attributable to Cannae Holdings common shareholders	$0.27	$0.33	$0.06	$0.34	$0.09	$(0.25)
Diluted
Diluted earnings per share attributable to Cannae Holdings common shareholders	$0.27	$0.33	$0.06	$0.34	$0.09	$(0.25)
Condensed Consolidated Statements of Comprehensive Earnings
Net earnings (loss)	$15.0	$18.9	$3.9	$17.0	$(1.0)	$(18.0)
Unrealized gain relating to investments in unconsolidated affiliates	5.3	2.2	(3.1)	11.5	8.2	(3.3)
Comprehensive earnings attributable to Cannae Holdings, Inc.	$29.0	$29.8	$0.8	$40.7	$19.4	$(21.3)

	As of
	June 30, 2019
	As Reported	As Adjusted	Difference
	(in millions, except per share amounts)
Condensed Consolidated Balance Sheet
Investments in unconsolidated affiliates	$913.3	$887.3	$(26.0)
Deferred tax asset	9.4	15.3	5.9
Retained earnings	90.9	72.9	(18.0)
Accumulated other comprehensive loss	(56.1)	(59.4)	(3.3)

Note B — Leases
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under Accounting Standards Codification ("ASC") Topic 840. See Note A for further discussion of the current period effects of adoption of Topic 842.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2019.
Our material operating leases range in term from one year to twenty years. As of September 30, 2019, the weighted-average remaining lease term of our operating leases was approximately eight years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Excluding certain immaterial classes of leases in our Restaurant Group, we do not separate lease components from non-lease components for any of our right of use assets.
Our operating lease liabilities are determined by discounting future lease payments using a discount rate which represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of September 30, 2019, the weighted-average discount rate used to determine our operating lease liabilities was 7.77%.
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
Our operating lease costs for the three and nine months ended September 30, 2019 consist of:

		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost	Classification	(in millions)
Operating lease cost	Cost of restaurant revenue	$13.4	$41.7
	Other operating expense	0.2	0.5
Total operating lease cost		$13.6	$42.2

We do not have any material short term lease costs, variable lease costs, or sublease income.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Future payments under operating lease arrangements accounted for under ASC Topic 842 are as follows (in millions):

2019 (remaining)	$15.4
2020	60.0
2021	53.8
2022	42.8
2023	35.9
Thereafter	138.9
Total lease payments, undiscounted	$346.8
Less: discount	93.1
Total operating lease liability as of September 30, 2019, at present value	$253.7
Less: operating lease liability as of September 30, 2019, current	43.2
Operating lease liability as of September 30, 2019, long term	$210.5

Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018 are as follows (in millions):

2019	$62.0
2020	57.7
2021	51.3
2022	40.7
2023	34.1
Thereafter	133.2
Total future minimum operating lease payments	$379.0

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$18.7	$18.7
Total	$—	$—	$18.7	$18.7

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.8	$17.8
Total	$—	$—	$17.8	$17.8

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either a combination of an income and net recovery approach or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using a combination of an income and net recovery approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 15.5% to 16.0% as of September 30, 2019 and a weighted average based on relative fair value of the underlying securities of 16.0%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of September 30, 2019, changes in the discount rate utilized will not result in a fair value significantly different or material to the Company's financial position or results of operation than the amount recorded.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and nine months ended September 30, 2019 and 2018 (in millions).

	Three months ended September 30, 2019	Three months ended September 30, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$17.7	$21.6
Accretion of original purchase discount (1)	—	0.3
Net valuation gain included in other comprehensive earnings (3)	1.0	1.6
Fair value, end of period	$18.7	$23.5

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$17.8	$—
Transfers from Level 2	—	21.4
Paid-in-kind dividends (1)	0.1	0.1
Accretion of original purchase discount (1)	—	0.5
Impairment (2)	(0.4)	—
Net valuation gain included in other comprehensive earnings (3)	1.2	1.5
Fair value, end of period	$18.7	$23.5
_____________________________________
(1) Included in Interest, investment and other income on the Condensed Consolidated Statements of Operations
(2) Included in Realized gains, net on the Condensed Consolidated Statements of Operations
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. For the nine months ended September 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period in which they occur. There were no transfers between Level 2 and Level 3 in the three and nine months ended September 30, 2019 and three months ended September 30, 2018, respectively.
All of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
Available for Sale Securities
 The carrying amounts and fair values of our available for sale securities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$18.7	$19.3	$0.8	$(1.4)	$18.7
Total	$18.7	$19.3	$0.8	$(1.4)	$18.7

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.8	$18.8	$0.9	$(1.9)	$17.8
Total	$17.8	$18.8	$0.9	$(1.9)	$17.8

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of September 30, 2019 the fixed maturity securities in our investment portfolio had a maturity of greater than one year but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 were as follows (in millions):

September 30, 2019	12 Months or Longer
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.6	$(1.4)
Total temporarily impaired securities	$10.6	$(1.4)

December 31, 2018	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.4	$(1.9)
Total temporarily impaired securities	$10.4	$(1.9)

During the nine months ended September 30, 2019, the three months ended September 30, 2018, and the nine months ended September 30, 2018 we incurred $0.4 million, $9.5 million and $9.5 million, respectively, of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized gains, net on the Condensed Consolidated Statements of Operations. The impairment recorded relates to corporate debt holdings of one investee which have experienced a prolonged period of declining earnings and which we are uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings. During the three months ended September 30, 2019 we incurred no other-than-temporary impairment charges relating to investment securities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

During the nine months ended September 30, 2018, we sold equity securities for gross proceeds of $17.7 million, resulting in realized gains of less than $0.1 million.
As of September 30, 2019, we held corporate debt securities with a fair value of $2.2 million for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2019 and December 31, 2018 consisted of the following (in millions):

	Ownership at September 30, 2019	September 30, 2019	December 31, 2018
Ceridian	20.0%	$370.3	$359.7
Dun & Bradstreet	24.3%	446.2	—
Other	various	35.4	37.5
Total		$851.9	$397.2

Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2019 and September 30, 2018 consisted of the following (in millions):

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Ceridian	$12.7	$1.2	$16.7	$(20.4)
Dun & Bradstreet	(21.4)	—	(68.6)	—
Other	0.4	2.6	1.1	3.5
Total	$(8.3)	$3.8	$(50.8)	$(16.9)

Ceridian
Based on quoted market prices, the aggregate value of our ownership of Ceridian common stock is $1.4 billion as of September 30, 2019.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. LifeWorks Corporation Ltd. ("LifeWorks"), a former subsidiary of Ceridian, was distributed pro-rata to Ceridian shareholders contemporaneously with Ceridian's initial public offering in April 2018. On July 27, 2018, LifeWorks was sold. The results of Ceridian for the three and nine months ended September 30, 2018 have been adjusted to remove the effects of the discontinued operations of LifeWorks as well as to reflect Ceridian's retrospective adoption of ASC Topic 606 and certain other accounting standards.

	September 30, 2019	December 31, 2018
	(In millions)
Total current assets before customer funds	$400.3	$330.6
Customer funds	2,604.0	2,603.5
Goodwill and other intangible assets, net	2,142.9	2,114.9
Other assets	289.0	198.8
Total assets	$5,436.2	$5,247.8
Current liabilities before customer obligations	$152.8	$149.9
Customer obligations	2,590.4	2,619.7
Long-term obligations, less current portion	659.3	663.5
Other long-term liabilities	180.6	199.2
Total liabilities	3,583.1	3,632.3
Equity	1,853.1	1,615.5
Total liabilities and equity	$5,436.2	$5,247.8

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(In millions)		(In millions)
Total revenues	$202.3	$178.1	$602.3	$545.9
(Loss) earnings before income taxes	(2.9)	6.5	22.7	(37.9)
Earnings (loss) before discontinued operations	62.7	7.2	80.2	(44.2)
Net earnings (loss) attributable to Ceridian	62.7	4.2	80.2	(58.5)

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
Of our previously disclosed $900.0 million commitment to purchase common equity of Star, we retained and funded a $505.6 million investment (the "Dun & Bradstreet Investment"), representing 24.5% of the outstanding common equity of Dun & Bradstreet, and syndicated the remainder to other investors. We funded the Dun & Bradstreet Investment through a combination of cash on hand and borrowings on the Margin Loan and FNF Revolver (each, as defined below in Note F). On the closing date, we recorded income of $9.1 million for syndication fees from DNB which is recorded in Other income in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019. We also recorded a reduction in our investment of $2.9 million for our ratable portion of the syndication fees capitalized as equity issuance costs by Dun & Bradstreet.
In April and August 2019, we syndicated an additional $2.6 million and $0.5 million, respectively, of our Dun & Bradstreet Investment to other investors. The syndications resulted in a reduction in the Company's ownership to 24.3% of the outstanding common equity of Dun & Bradstreet.

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
We historically reported our equity in earnings or loss of Dun & Bradstreet on a one quarter lag. In the third quarter of 2019 we began receiving financial information from Dun & Bradstreet timely and recording our equity in its losses on a real-time basis. Accordingly, our net earnings for the three and nine month periods ended September 30, 2019, include the Company’s equity in Dun & Bradstreet’s losses for the period from July 1, 2019 through September 30, 2019 and February 8, 2019 through September 30, 2019, respectively. See Note A for further information on the impact of the change in accounting principle.

September 30, 2019
(In millions)
Total current assets	$373.1
Goodwill and other intangible assets, net	8,221.4
Other assets	481.2
Total assets	$9,075.7

Current liabilities	$833.3
Long-term debt	3,839.6
Other non-current liabilities	1,498.3
Total liabilities	6,171.2
Preferred equity	1,028.4
Total capital	1,876.1
Total liabilities and equity	$9,075.7

	Three months ended September 30, 2019	Period from February 8, 2019 to September 30, 2019
	(In millions)
Total revenues	$408.2	$981.2
Loss before income taxes	(79.2)	(277.1)
Net loss	(54.9)	(196.5)
Dividends attributable to preferred equity and noncontrolling interest expense	(33.5)	(85.3)
Net loss attributable to Dun & Bradstreet	(88.4)	(281.8)

Investments Without Readily Determinable Fair Values
We account for our investment in QOMPLX at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of September 30, 2019, we have $15.0 million recorded for our investment in QOMPLX which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Inventory
Inventory consists of the following:

	September 30, 2019	December 31, 2018
	(In millions)
Bakery inventory:
Raw materials	$17.6	$6.8
Semi-finished and finished goods	4.5	5.6
Packaging	1.7	2.4
Obsolescence reserve	(0.5)	(3.0)
Total bakery inventory	23.3	11.8
Other restaurant-related inventory	8.9	10.3
Other	0.3	0.2
Total inventory	$32.5	$22.3

Note F — Notes Payable
Notes payable consists of the following:

	September 30, 2019	December 31, 2018
	(In millions)
99 Term Loan	$32.5	$36.1
99 Revolver	3.0	—
99 DLOC Loan	—	—
Margin Facility	150.0	—
Brasada Interstate Loans	11.7	11.7
Other	4.0	0.3
Notes payable, total	$201.2	$48.1
Less: Notes payable, current	7.4	5.9
Notes payable, long term	$193.8	$42.2

At September 30, 2019 the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of our variable rate notes payable approximate fair value as they are variable rate instruments with short reset periods which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of September 30, 2019.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to 99 DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to 99 DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. As of September 30, 2019, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 5.63% and there is $22.0 million of borrowing capacity combined under the 99 Revolver and DLOC Loans.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. Pursuant to the Loan Agreement, the Borrower may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin (2.75% - 3.00%) with a maturity date of November 9, 2021. Interest on term loans under the Margin Facility is payable in-kind or cash at the Borrower's election. The Margin Facility is collateralized by 25.0 million shares of Ceridian held by the Borrower prior to any draws under the Margin Facility. On February 7, 2019, we borrowed $150 million under the Margin Facility and used the proceeds to fund, in part, the Dun & Bradstreet Investment. As of September 30, 2019, we pay interest on borrowings outstanding quarterly at a rate of 5.08% and there is $150 million available to be drawn pursuant to the Margin Facility.
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
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of the Company, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Brasada Interstate Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million "A Note", which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million "B Note", which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. As of September 30, 2019, the variable rate notes incurred interest at 4.42% and there was $4.4 million available to be drawn pursuant to the Brasada Interstate Loans.
Note payable to FNF
On November 17, 2017, in conjunction with the FNF Split-Off, FNF issued to the Company a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five year anniversary of the date we were issued the FNF Revolver. The maturity date is automatically extended for additional five year terms unless notice of non-renewal is otherwise provided by either FNF or the Company, in their sole discretion. On February 7, 2019, we drew the $100.0 million available and used the proceeds to fund, in part, the Dun & Bradstreet Investment. On June 12, 2019 we repaid to FNF the $100.0 million outstanding under the FNF Revolver. On July 5, 2019, we again drew the $100.0 million available and used the proceeds for general corporate purposes. On September 11, 2019, we again repaid to FNF the $100.0 million outstanding amount under the FNF Revolver. As of September 30, 2019, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at September 30, 2019 are as follows (in millions):

2019 (remaining)	$2.1
2020	8.2
2021	156.2
2022	6.1
2023	19.4
Thereafter	10.2
$202.2

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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of September 30, 2019 and December 31, 2018, we had $0.4 million and $0.5 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2019 to determine the amount of the obligations.
Purchase obligations as of September 30, 2019 are as follows (in millions):

2019 (remaining)	$62.3
2020	98.4
2021	62.8
2022	10.5
2023	3.0
Thereafter	7.0
Total purchase commitments	$244.0

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
Due to the July 2018 sale of LifeWorks discussed in Note D, the results of Ceridian for the three and nine months ended September 30, 2018 have been adjusted to remove the effects of the discontinued operations of LifeWorks as well as to reflect Ceridian's retrospective adoption of ASC Topic 606 and certain other accounting standards.
On February 8, 2019, the DNB Acquisition closed. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Accordingly, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to the DNB Acquisition in the tables below. See below for further discussion of Dun & Bradstreet and our accounting for our related investment.
As of and for the three months ended September 30, 2019:

	Restaurant Group	T-System	Ceridian	Dun & Bradstreet	Corporate and Other	Ceridian and Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$247.7	$—	$—	$—	$—	$—	$247.7
Other operating revenues	—	13.4	202.3	408.2	9.3	(610.5)	22.7
Revenues from external customers	247.7	13.4	202.3	408.2	9.3	(610.5)	270.4
Interest, investment and other income, including realized gains and losses	1.1	7.9	—	6.7	85.3	(6.7)	94.3
Total revenues and other income	248.8	21.3	202.3	414.9	94.6	(617.2)	364.7
Depreciation and amortization	9.0	3.4	14.9	123.4	0.5	(138.3)	12.9
Interest expense	(1.5)	(1.4)	(7.8)	(85.6)	(2.3)	93.4	(5.2)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(13.2)	4.4	(2.9)	(79.3)	74.3	82.2	65.5
Income tax (benefit) expense	—	0.6	(65.6)	(23.8)	15.0	89.4	15.6
(Loss) earnings, before equity in earnings (losses) of unconsolidated affiliates	(13.2)	3.8	62.7	(55.5)	59.3	(7.2)	49.9
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	0.6	0.4	(9.3)	(8.3)
Net (loss) earnings	$(13.2)	$3.8	$62.7	$(54.9)	$59.7	$(16.5)	$41.6
Assets	$610.1	$198.4	$5,436.2	$9,075.7	$1,085.2	$(14,511.9)	$1,893.7
Goodwill	76.5	88.3	1,961.2	2,967.4	—	(4,928.6)	164.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$269.3	$—	$—	$—	$—	$269.3
Other operating revenues	—	14.1	178.1	10.1	(178.1)	24.2
Revenues from external customers	269.3	14.1	178.1	10.1	(178.1)	293.5
Interest investment and other income, including realized gains and losses	(2.4)	—	—	15.3	—	12.9
Total revenues and other income	266.9	14.1	178.1	25.4	(178.1)	306.4
Depreciation and amortization	11.8	3.9	14.3	0.4	(14.3)	16.1
Interest expense	(4.1)	(1.4)	(8.8)	5.1	8.8	(0.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(21.7)	(2.3)	6.5	11.2	(6.5)	(12.8)
Income tax (benefit) expense	—	(0.5)	(0.7)	(0.4)	0.7	(0.9)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(21.7)	(1.8)	7.2	11.6	(7.2)	(11.9)
Equity in earnings of unconsolidated affiliates	—	—	—	2.6	1.2	3.8
Net (loss) earnings	$(21.7)	$(1.8)	$7.2	$14.2	$(6.0)	$(8.1)
Assets	$454.8	$219.5	$6,057.4	$690.4	$(6,057.4)	$1,364.7
Goodwill	103.1	94.0	1,949.8	0.1	(1,949.8)	$197.2
As of and for the nine months ended September 30, 2019:

	Restaurant Group	T-System	Ceridian	Dun & Bradstreet	Corporate and Other	Ceridian and Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$772.0	$—	$—	$—	$—	$—	$772.0
Other operating revenues	—	38.5	602.3	981.2	19.5	(1,583.5)	58.0
Revenues from external customers	772.0	38.5	602.3	981.2	19.5	(1,583.5)	830.0
Interest, investment and other income, including realized gains and losses	4.6	7.4	—	20.7	170.8	(20.7)	182.8
Total revenues and other income	776.6	45.9	602.3	1,001.9	190.3	(1,604.2)	1,012.8
Depreciation and amortization	28.1	10.3	43.9	340.6	1.7	(384.5)	40.1
Interest expense	(4.0)	(4.2)	(25.2)	(220.6)	(6.2)	245.8	(14.4)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	(32.9)	(5.5)	22.7	(277.1)	144.1	254.4	105.7
Income tax (benefit) expense	(0.1)	(1.8)	(57.5)	(77.2)	16.2	134.7	14.3
(Loss) earnings, before equity in earnings (losses) of unconsolidated affiliates	(32.8)	(3.7)	80.2	(199.9)	127.9	119.7	91.4
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	3.4	1.1	(55.3)	(50.8)
Net (loss) earnings	$(32.8)	$(3.7)	$80.2	$(196.5)	$129.0	$64.4	$40.6
Assets	$610.1	$198.4	$5,436.2	$9,075.7	$1,085.2	$(14,511.9)	$1,893.7
Goodwill	76.5	88.3	1,961.2	2,967.4	—	(4,928.6)	164.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2018:

	Restaurant Group	T-System	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$819.3	$—	$—	$—	$—	$819.3
Other operating revenues	—	44.3	545.9	24.6	(545.9)	68.9
Revenues from external customers	819.3	44.3	545.9	24.6	(545.9)	888.2
Interest investment and other income, including realized gains and losses	(1.0)	—	—	83.3	—	82.3
Total revenues and other income	818.3	44.3	545.9	107.9	(545.9)	970.5
Depreciation and amortization	33.2	11.2	42.4	0.9	(42.4)	45.3
Interest expense	(11.6)	(2.9)	(74.4)	10.9	74.4	(3.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(36.9)	(5.7)	(37.9)	19.9	37.9	(22.7)
Income tax (benefit) expense	—	(2.8)	6.3	(1.0)	(6.3)	(3.8)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(36.9)	(2.9)	(44.2)	20.9	44.2	(18.9)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	—	3.4	(20.4)	(16.9)
Net (loss) earnings	$(36.8)	$(2.9)	$(44.2)	$24.3	$23.8	$(35.8)
Assets	$454.8	$219.5	$6,057.4	$690.4	$(6,057.4)	$1,364.7
Goodwill	103.1	94.0	1,949.8	0.1	(1,949.8)	$197.2

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

•
Ceridian. This segment consists of our approximate 20.0% ownership interest in Ceridian. Ceridian, through its operating subsidiary, is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance and work-life programs, and recruitment and applicant screening. Ceridian's cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. Dayforce enables organizations to process payroll, maintain human resources records, manage benefits enrollment, schedule staff, and find and hire personnel, while monitoring compliance throughout the employee life cycle. Our chief operating decision maker reviews the full financial results of Ceridian for purposes of assessing performance and allocating resources. Thus, we consider Ceridian a reportable segment and have included the full financial results of Ceridian in the table above. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian and Dun & Bradstreet Elimination section of the segment presentation above.

•
Dun & Bradstreet. This segment consists of our 24.3% ownership interest in Dun & Bradstreet. Dun & Bradstreet helps companies around the world improve their business performance and it gleans insight from data to enable its customers to connect with the prospects, suppliers, clients and partners that matter most to them. Companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. Dun & Bradstreet's global commercial database as of December 31, 2018 contained more than 300 million business records. Dun & Bradstreet transforms commercial data into valuable insight which is the foundation of its global solutions that customers rely on to make critical business decisions. Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability. Dun & Bradstreet's Sales & Marketing Solutions™ help customers better use data to grow sales, digitally engage with customers and prospects, improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dun & Bradstreet subsequent to the DNB Acquisition in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Ceridian and Dun & Bradstreet Elimination section of the segment presentation above. Our net earnings for the nine month period ended September 30, 2019, includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date of the DNB Acquisition, to September 30, 2019. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.

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

	Nine months ended September 30,
	2019	2018
	(In millions)
Cash paid during the period:
Interest	$12.8	$0.4
Income taxes	27.6	0.2
Operating leases	46.9	—
Non-cash investing and financing activities:
Acquisition of Ceridian HCM common shares through non-cash private placement investment - see Note A	$—	$(33.4)
Non-cash distribution of LifeWorks from Ceridian	—	32.5
Receivable from sale of LifeWorks	—	56.2

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$228.9	$247.6	$721.9	$765.1
Bakery sales	Restaurant Group	17.3	20.2	45.7	49.7
Franchise and other	Restaurant Group	1.5	1.5	4.4	4.5
Total restaurant revenue		247.7	269.3	772.0	819.3
Other operating revenue:
T-System, point-in-time	T-System	5.8	6.2	15.5	18.9
T-System, over time	T-System	7.6	7.9	23.0	25.4
Real estate and resort	Corporate and other	9.3	10.1	19.4	18.5
Other	Corporate and other	—	—	0.1	6.1
Total other operating revenue		22.7	24.2	58.0	68.9
Total operating revenues		$270.4	$293.5	$830.0	$888.2

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
Contract Balances
The following table provides information about receivables and deferred revenue:

	September 30,	December 31,
	2019	2018
	(In millions)
Trade receivables, billed (1)	$27.5	$40.3
Unbilled accounts receivable, current (1)	6.9	9.5
Unbilled accounts receivable, long term (2)	10.6	10.6
Deferred revenue (contract liabilities)	22.6	31.7

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
Deferred revenue is recorded primarily for restaurant gift card sales and certain T-System revenue. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $8.6 million and $27.9 million was recognized in the three and nine months ended September 30, 2019, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
As of September 30, 2019, revenue estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations is not material.

Note K.	Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended September 30, 2019 and December 31, 2018 we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of September 30, 2019 and December 31, 2018, of which we are not the primary beneficiary:

	September 30, 2019		December 31, 2018
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$454.0	$454.0	$9.2	$9.2

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; risks related to our Externalization and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report for the year ended December 31, 2018 and reflects the effects of the immaterial correction of errors and a change in accounting principle discussed in the Revision of Prior Period Financial Statements and Change in Accounting Principle sections, respectively, in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.
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
Ceridian sells Dayforce through its direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Ceridian's subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. Ceridian has rapidly grown the Dayforce platform to more than 4,100 live Dayforce customers as of September 30, 2019.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenues:
Restaurant revenue	$247.7	$269.3	$772.0	$819.3
Other operating revenue	22.7	24.2	58.0	68.9
Total operating revenues	270.4	293.5	830.0	888.2
Operating expenses:
Cost of restaurant revenue	220.1	244.5	678.7	725.4
Personnel costs	31.1	30.6	86.4	145.0
Depreciation and amortization	12.9	16.1	40.1	45.3
Other operating expenses	29.9	27.6	87.5	73.9
Total operating expenses	294.0	318.8	892.7	989.6
Operating loss	(23.6)	(25.3)	(62.7)	(101.4)
Other income (expense):
Interest, investment and other income	1.3	1.6	13.7	4.5
Interest expense	(5.2)	(0.4)	(14.4)	(3.6)
Realized gains, net	93.0	11.3	169.1	77.8
Total other income	89.1	12.5	168.4	78.7
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	65.5	(12.8)	105.7	(22.7)
Income tax expense (benefit)	15.6	(0.9)	14.3	(3.8)
Earnings (loss) before equity in losses of unconsolidated affiliates	49.9	(11.9)	91.4	(18.9)
Equity in (losses) earnings of unconsolidated affiliates	(8.3)	3.8	(50.8)	(16.9)
Net earnings (loss)	41.6	(8.1)	40.6	(35.8)
Less: Net loss attributable to non-controlling interests	(4.6)	(9.6)	(12.2)	(16.4)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$46.2	$1.5	$52.8	$(19.4)
 Revenues.
Total revenues decreased $23.1 million, or 7.9% in the three months ended September 30, 2019, and decreased $58.2 million, or 6.6%, in the nine months ended September 30, 2019 compared to the corresponding periods in 2018.
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders increased $44.7 million, or 2,980.0%. in the three months ended September 30, 2019, and increased $72.2 million, or 372.2%, in the nine months ended September 30, 2019 compared to the corresponding periods in 2018.
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
Income tax expense (benefit) was $15.6 million and $(0.9) million in the three-month periods ended September 30, 2019 and 2018, respectively, and $14.3 million and $(3.8) million in the nine-month periods ended September 30, 2019 and 2018, respectively. Income tax expense (benefit) as a percentage of earnings (loss) from continuing operations before income taxes and equity in unconsolidated affiliates was 23.8% and 7.0% for the three-month periods ended September 30, 2019 and 2018, respectively, and 13.5% and 16.7% for the nine-month periods ended September 30, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The change in the effective tax rate in both the three and nine-month periods ended September 30, 2019 was primarily attributable to the decreased impact of the tax benefit on losses from investments in unconsolidated affiliates on the pretax earnings in the 2019 period compared to the lower earnings in the same period in 2018.
Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2019 and September 30, 2018 consisted of the following (in millions):

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Ceridian	$12.7	$1.2	$16.7	$(20.4)
Dun & Bradstreet	(21.4)	—	(68.6)	—
Other	0.4	2.6	1.1	3.5
Total	$(8.3)	$3.8	$(50.8)	$(16.9)

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Restaurant revenue	$247.7	$269.3	$772.0	$819.3
Total operating revenues	247.7	269.3	772.0	819.3
Operating expenses:
Cost of restaurant revenue	220.1	244.5	678.7	725.4
Personnel costs	12.4	12.3	39.7	35.3
Depreciation and amortization	9.0	11.8	28.1	33.2
Other operating expenses	19.0	15.9	59.0	49.7
Total operating expenses	260.5	284.5	805.5	843.6
Operating loss	(12.8)	(15.2)	(33.5)	(24.3)
Other income (expense):
Interest expense	(1.5)	(4.1)	(4.0)	(11.6)
Realized gains, net	1.1	(2.4)	4.6	(1.0)
Total other expense	(0.4)	(6.5)	0.6	(12.6)
Loss before income taxes, equity in earnings (losses) of unconsolidated affiliates and noncontrolling interest	$(13.2)	$(21.7)	$(32.9)	$(36.9)
Total revenues for the Restaurant group segment decreased $21.6 million, or 8.0%, in the three months ended September 30, 2019, and decreased $47.3 million, or 5.8%, in the nine months ended September 30, 2019 compared to the corresponding periods in 2018. The decrease was primarily driven by decreased revenue related to the closing or sale of 55 company-owned restaurants primarily associated with our O'Charley's, Village Inn and Baker's Square concepts subsequent to the prior year periods and to a lesser extent a decrease in comparable store sales. The decrease was partially offset by increases in the average guest check.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants decreased 2.4% in the three months ended September 30, 2019 compared to the comparable period in 2018. Comparable store sales for our ABRH brands are as follows: O'Charley's decreased 1.5%, Village Inn decreased 3.2% and Baker's Square increased 3.5% in the three months ended September 30, 2019 compared to the comparable period in 2018.
Cost of restaurant revenue decreased consistently with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.9% and 90.8% in the three months ended September 30, 2019 and 2018, respectively, and 87.9% and 88.5% in the nine months ended September 30, 2019 and 2018, respectively.
Interest expense decreased $2.6 million, or 63.4%, in the three months ended September 30, 2019, and decreased $7.6 million, or 65.5%, in the nine months ended September 30, 2019 from the corresponding periods in 2018. The decrease is attributable to a reorganization of our Restaurant Group in the fourth quarter of 2018 which resulted in the exchange of $100.0 million of debt formerly outstanding at ABRH for additional direct and indirect equity interests in ABRH and 99 Restaurants, partially offset by interest on new credit facilities at 99 Restaurants.
Loss before income taxes decreased by $8.5 million, or 39.2%, in the three months ended September 30, 2019, and decreased $4.0 million, or 10.8% in the nine months ended September 30, 2019, from the corresponding periods in 2018. The decrease in loss was primarily attributable to the factors discussed above, as well as to realized gains on the disposition of assets associated with ABRH's closure of stores, partially offset by additional other operating and personnel expense in the 2019 periods related to asset impairments and termination and severance expenses, respectively.
Ceridian
As of September 30, 2019, we owned an approximate 20.0% interest in Ceridian. We account for our investment in Ceridian under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Ceridian for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(In millions)
Total revenues	$202.3	$178.1	$602.3	$545.9
(Loss) earnings before income taxes	(2.9)	6.5	22.7	(37.9)
Earnings (loss) before discontinued operations	62.7	7.2	80.2	(44.2)
Net earnings (loss) attributable to Ceridian	62.7	4.2	80.2	(58.5)
Details relating to the results of operations of Ceridian (NYSE: "CDAY") can be found in its periodic filings with the SEC.

Dun & Bradstreet
As of September 30, 2019, we own a 24.3% interest in Dun & Bradstreet. We account for the Dun & Bradstreet Investment under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Statements of Operations is presented below. Our net earnings for the nine-month period ended September 30, 2019 includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date of the DNB Acquisition, through September 30, 2019.

	Three months ended September 30, 2019	Period from February 8, 2019 to September 30, 2019
	(In millions)
Total revenues	$408.2	$981.2
Loss before income taxes	(79.2)	(277.1)
Net loss	(54.9)	(196.5)
Dividends attributable to preferred stock and noncontrolling interest expense	(33.5)	(85.3)
Net loss attributable to Dun & Bradstreet	(88.4)	(281.8)
T-System
The following table presents the results from operations of our T-System segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenues:
Other operating revenue	$13.4	$14.1	$38.5	$44.3
Operating expenses:
Personnel costs	8.2	8.0	24.3	25.4
Depreciation and amortization	3.4	3.9	10.3	11.2
Other operating expenses	3.9	3.1	12.6	10.5
Total operating expenses	15.5	15.0	47.2	47.1
Operating loss	(2.1)	(0.9)	(8.7)	(2.8)
Other expense:
Interest expense	(1.4)	(1.4)	(4.2)	(2.9)
Realized gains, net	7.9	—	7.4	—
Total other expense	6.5	(1.4)	3.2	(2.9)
Loss before income taxes, equity in losses of unconsolidated affiliates and noncontrolling interest	$4.4	$(2.3)	$(5.5)	$(5.7)
Total revenues for the T-System segment decreased $0.7 million, or 5.0%, in the three months ended September 30, 2019, and decreased $5.8 million, or 13.1%, in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. The decrease was primarily driven by a decline in bookings in its clinical documentation business.
Realized gains for the three and nine-month periods ended September 30, 2019 include a gain of $7.8 million related to a forgiveness of $7.8 million of T-System's intercompany note with us. The forgiveness resulted in an offsetting loss on the forgiveness recorded in our Corporate and Other segment.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.

The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenues:
Other operating revenue	$9.3	$10.1	$19.5	$24.6
Operating expenses:
Personnel costs	10.5	10.3	22.4	84.3
Depreciation and amortization	0.5	0.4	1.7	0.9
Other operating expenses	7.0	8.6	15.9	13.7
Total operating expenses	18.0	19.3	40.0	98.9
Operating loss	(8.7)	(9.2)	(20.5)	(74.3)
Other income (expense):
Interest and investment income	1.3	1.6	13.7	4.5
Interest expense	(2.3)	5.1	(6.2)	10.9
Realized gains, net	84.0	13.7	157.1	78.8
Total other income	83.0	20.4	164.6	94.2
Earnings before income taxes, equity in losses of unconsolidated affiliates and noncontrolling interest	$74.3	$11.2	$144.1	$19.9
Personnel costs decreased $61.9 million, or 73.4%, in the nine months ended September 30, 2019 compared to the corresponding period in 2018. The decrease was primarily driven by a decrease in investment success bonuses in the 2019 period.
Interest and investment income increased $9.2 million, or 204.4%, in the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to $9.1 million of syndication fees earned in relation to our organization of investors for the Dun & Bradstreet transaction.
Realized gains, net, increased $70.3 million, or 513.1%, in the three months ended September 30, 2019, and increased $78.3 million, or 99.4%, in the nine months ended September 30, 2019 compared to the corresponding periods in 2018. The increase in both periods is primarily attributable to increased gains on sales of Ceridian shares in the 2019 periods. A loss of $7.8 million related to a forgiveness of $7.8 million of T-System's intercompany note with us, which was offset by a gain associated with a return of a portion of our original purchase price previously held in escrow.
Earnings before income taxes increased $63.1 million, or 563.4% in the three months ended September 30, 2019, and $124.2 million, or 624.1%, in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. The increased earnings was primarily attributable to the factors noted above.
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
As of September 30, 2019, we had cash and cash equivalents of $153.2 million, $0.2 million of short-term investments and $250.0 million of capacity under our existing holding company credit facilities. We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.

Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2019 and 2018 totaled $39.1 million and $48.8 million, respectively. The decrease in cash used in operations of $9.7 million is primarily attributable to timing of payment and receipt of cash associated with operating assets.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were $289.9 million and $19.1 million, respectively. The increase in cash used in investing activities of $270.8 million from the 2019 period to the 2018 period is primarily attributable to the Dun & Bradstreet Investment, partially offset by the proceeds from the Ceridian Share Sales and sales of property and equipment.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $19.0 million and $10.3 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Capital expenditures in the both periods primarily consist of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the nine months ended September 30, 2019 and 2018 were $159.2 million and $(119.9) million, respectively. The decrease in cash used in (increase in cash provided by) financing activities of $279.1 million is primarily attributable to proceeds from draws on credit facilities, net of repayments, of $150.5 million in the 2019 period and the payoff of the external debt of our Restaurant Group in the 2018 period.
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
See Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, for further discussion of ABRH's financing obligation associated with its corporate headquarters and of the Company's future obligations to pay our Manager fees under the terms of the Management Services Agreement beginning on November 1, 2019. Management fees payable to our Manager are based on the Company's cost of invested capital of $971.5 million as of September 30, 2019.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2019 to determine the amount of the obligations.
As of September 30, 2019, our required annual payments relating to these contractual obligations were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Operating lease payments	$15.4	$60.0	$53.8	$42.8	$35.9	$138.9	$346.8
Unconditional purchase obligations	62.3	98.4	62.8	10.5	3.0	7.0	244.0
Notes payable	2.1	8.2	156.2	6.1	19.4	10.2	202.2
Management fees payable to Manager	2.4	14.6	14.6	14.6	14.6	12.2	73.0
ABRH financing obligation	0.2	1.1	1.1	1.1	1.2	13.4	18.1
Total	$82.4	$182.3	$288.5	$75.1	$74.1	$181.7	$884.1
Capital Stock Transactions. On September 19, 2019, our Board of Directors approved a new three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 145,000 shares of CNNE common stock during the three and nine months ended September 30, 2019 for approximately $4.0 million in the aggregate, or an average of $27.31 per share. Subsequent to September 30, 2019 through market close on November 8, 2019 we repurchased 33,307 shares for approximately $0.9 million in the aggregate, or an average of 27.53 per share. From the original commencement of the 2019 Repurchase Program through market close on November 8, 2019, we repurchased a total of 178,307 common shares for approximately $4.9 million in the aggregate, or an average of $27.35 per share.
Off-Balance Sheet Arrangements. Other than inclusion of operating lease arrangements on the balance sheet, further discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report for the year ended December 31, 2018.
Critical Accounting Policies
Other than our adoption of Topic 842 and change in accounting principle related to our equity in losses of Dun & Bradstreet as described in Notes A and B to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in our Annual Report for the year ended December 31, 2018.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses described in the Annual Report which have not yet been remediated. Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2019, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has identified no new material weaknesses other than those described in the Annual Report.
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

Other than the actions taken above in response to material weaknesses previously identified, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A.      Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report, we identified the following additional risks as a result of our Externalization. See "Recent Developments" in Note A.Basis of Financial Statements to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report for further discussion of the Externalization.
Risks Relating to the Externalization and Our Manager
The Management Service Agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.
Because our Manager is owned by certain of our directors and executive officers, the Management Services Agreement was developed by related parties, although our independent directors reviewed and approved the Management Services Agreement. The terms of the Management Services Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, particularly as a result of our relationship with the principal owners of the Manager, who are certain directors and members of our management, our independent directors may determine that it is in the best interests of our shareholders not to enforce, or to enforce less vigorously, our rights under the Management Services Agreement because of our desire to maintain our ongoing relationship with our Manager.
Our executive officers, directors and Manager may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our operations.
While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, our executive officers, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may involve related or unrelated parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See the section entitled “Factors Relating to the Split-Off” included in Item 1A of our Annual Report for further discussion of risks associated with our split-off from, and relationship with, FNF.
Conflicts of interest could arise in connection with certain of our directors’ and executive officers’ discharge of fiduciary duties to our shareholders.
Certain of our directors and executive officers are members or employees of the Manager. Such persons, by virtue of their positions, have fiduciary duties to us and our shareholders. The duties of such persons as directors or executive officers to us and our shareholders may come into conflict with the interests of such persons in their capacities as members or employees of the Manager.
Our Manager and members of our management team may engage in activities that compete with us or our businesses.
While the members our management team intend to devote a substantial majority of their time to the affairs of the Company, and while our Manager currently does not manage any other businesses that are in similar lines of business as our businesses, neither our management team nor our Manager is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses, or required to present any particular investment or business opportunity to the Company. In this regard, the Management Services Agreement and the obligation to provide management services will not create a mutually exclusive relationship between our Manager, on the one hand, and the Company, on the other.
We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could materially adversely affect the market price of our shares.
Under the terms of the Management Services Agreement, our Manager cannot be removed as a result of underperformance. Instead, the Company’s board of directors can only remove our Manager in certain limited circumstances or upon a vote by 75% of the Company’s board of directors and 75% of our shareholders to terminate the Management Services Agreement. This limitation could materially adversely affect the market price of our shares.

Our Manager can resign on 180 days’ notice, subject to a limited extension, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.
Our Manager has the right, under the Management Services Agreement, to resign at any time on 180 days’ written notice, whether we have found a replacement or not, subject to the Company’s right to extend such period by an additional 180 days or until a replacement manager has been in place for 30 days, if no replacement manager has been found by the 150th day following the Manager’s notice of resignation. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 180 days (subject to possible extension), or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.
We must pay our Manager the management fee regardless of our performance.
Our Manager is entitled to receive a management fee that is based on our cost of invested capital, as defined in the Management Services Agreement, regardless of the performance of our businesses. The calculation of the management fee is unrelated to the Company’s results of operations. As a result, the management fee may incentivize our Manager to increase the amount of invested capital.
We cannot determine the amount of the management fee that will be paid over time with any certainty.
The management fee is calculated by reference to the Company’s cost of invested capital, which will be impacted by the acquisition or disposition of, and additional capital contributions and investments in, businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in cost of invested capital and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming cost of invested capital remains the same, management fees will increase as a percentage of the Company’s net income.
We cannot determine the amount of carried interest that will be paid over time with any certainty.
We cannot determine the amount of carried interest that will be paid over time with any certainty. Such determination would be dependent on the potential sale proceeds received for any of our businesses and the performance of the Company and its businesses over a multi-year period of time, among other factors that cannot be predicted with certainty at this time. Such factors may have a significant impact on the amount of any carried interest to be paid to the Manager. Likewise, such determination would be dependent on whether certain hurdles were surpassed giving rise to a payment of carried interest. Any amounts paid in respect of the carried interest are unrelated to the management fee earned for performance of services under the Management Services Agreement.
The fees to be paid to our Manager pursuant to the Management Services Agreement and the carried interest to be paid to our Manager pursuant to the Operating Agreement may significantly reduce the amount of cash available for distribution to our shareholders.
Under the Management Services Agreement, the Company will be obligated to pay a management fee to and, subject to certain exceptions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. In addition, our Manager will be entitled to receive carried interest with respect to liquidity events involving investments of the Company. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, such amounts could be substantial. The management fee and carried interest will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.
Our profit allocation may induce our Manager to make suboptimal decisions regarding our operations.
Our Manager will receive carried interest based on profits in excess of an annualized hurdle rate upon a liquidity event involving a Company investment. In this respect, a calculation and payment of carried interest may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the our Board of Directors at a time that may not be optimal for our shareholders.

The obligations to pay the management fee and carried interest may cause the Company to liquidate assets or incur debt.
If we do not have sufficient liquid assets to pay the management fee and carried interest when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2019 - 9/30/2019	145,000	27.31	145,000	4,855,000
Total	145,000		145,000

(1)	On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Management Services Agreement, dated as of August 27, 2019, with effect September 1, 2019, by and among the Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 27, 2019)

10.2
Amended and Restated Operating Agreement of Cannae Holdings, LLC, dated August 27, 2019, with effect September 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 27, 2019)

18.1	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2019	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)