Form 10-K
period 2019-12-31
Cannae Holdings, Inc.
filed 2020-03-02
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(702) 323-7330
_____________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Cannae Common Stock, $0.0001 par value	CNNE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

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

The aggregate market value of the shares of Cannae Common Stock held by non-affiliates of the registrant as of June 28, 2019, was $1,941,307,497 based on the closing price of $28.98 as reported by the New York Stock Exchange.
As of January 31, 2020 there were 79,516,833 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2019, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

CANNAE HOLDINGS, INC.
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Cannae Holdings, Inc. and its subsidiaries. Except where otherwise noted, all references to “we,” “us,” “our,” "Cannae", "Cannae Holdings", or the "Company," are to Cannae Holdings, Inc. and its subsidiaries, taken together.
Company Background
On November 17, 2017, Fidelity National Financial, Inc. (“FNF”) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its portfolio of investments unrelated to its primary insurance and real estate operations which included majority and minority equity investment stakes in a number of entities and certain fixed income investments. On November 20, 2017, Cannae common stock began “regular-way” trading on The New York Stock Exchange under the “CNNE” stock symbol.
Description of Business
We are a holding company engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of December 31, 2019 include our minority ownership interests in The Dun & Bradstreet Corporation ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian") and Coding Solutions Topco, Inc. ("Coding Solutions", the joint venture that now owns T-System Holdings, Inc.); majority equity ownership stakes in O'Charley's, LLC ("O'Charley's) and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other equity and debt investments primarily in the real estate, financial services and healthcare technology industries.
The Company conducts its business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC (“Trasimene” or our “Manager”). As previously disclosed, during the fiscal year ended December 31, 2019, the Company transitioned to an externally managed structure (such externalization of certain management functions, the “Externalization”). In connection with the Externalization, the Company, Cannae LLC, and our Manager entered into a Management Services Agreement (the “Management Services Agreement”). See further discussion under the header Externalization in Item 7 of Part II of this Annual Report on Form 10-K (this "Annual Report") for further discussion of our Manager and current year change in management structure.
As of December 31, 2019, we had the following reportable segments:
Dun & Bradstreet. This segment consists of our 24.3% ownership interest in the parent of D&B. On February 8, 2019, Cannae and a consortium of other investors (the "D&B Investors") completed the previously announced acquisition of Dun & Bradstreet's ultimate parent (the "D&B Acquisition").
Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
Dun & Bradstreet is differentiated by the scale, depth, diversity and accuracy of its constantly expanding business database that contains comprehensive information on more than 355 million total businesses as of December 31, 2019. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, D&B data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, D&B was able to establish a unique identifier that creates a single thread connecting related corporate entities allowing its clients to form a holistic view of an enterprise. This unique identifier, which D&B refers to as the D-U-N-S Number, is a corporate ‘‘fingerprint’’ or ‘‘Social Security Number’’ of businesses. Dun & Bradstreet believes that it is the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.
We account for our investment in Dun & Bradstreet using the equity method of accounting; therefore, its results of operations do not consolidate into ours.

Ceridian.  This segment consists of our 16.4% ownership interest in Ceridian. Ceridian is a global human capital management (“HCM”) software company. Dayforce, Ceridian's flagship cloud HCM platform, provides human resources (“HR”), payroll, benefits, workforce management, and talent management functionality. Dayforce is a single application that provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Dayforce offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Ceridian's Dayforce mobile app enables employees not only to request and to trade schedules, but also to see the real-time impact of schedule changes on their pay. The Dayforce platform is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. In addition to Dayforce, Ceridian sells Powerpay, a cloud HR and payroll solution for the Canadian small business market, through both direct sales and established partner channels. Ceridian also continues to support customers using its Bureau solutions, which it generally stopped actively selling to new customers in 2012, following the acquisition of Dayforce. Ceridian invests in maintenance and necessary updates to support its Bureau customers and continues to migrate them to Dayforce.
We account for our investment in Ceridian using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Restaurant Group.  This segment consists of the operations of O'Charley's, 99 Restaurants and American Blue Ribbon Holdings, LLC ("Blue Ribbon"), in which we have 65.4%, 88.5% and 65.4% ownership interests, respectively. O'Charley's and its affiliates are the owners and operators of the O'Charley's restaurant concept. 99 Restaurants and its affiliates are the owners and operators of the Ninety Nine Restaurants restaurant concept. Blue Ribbon and its affiliates are the owners and operators of the Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation.
In January 2020, we began a restructuring of Blue Ribbon in order to effectuate a restructuring of the Village Inn and Bakers Square brands, including by closing certain stores just prior to the filing of voluntary chapter 11 petitions for Blue Ribbon and its subsidiaries. The filing of voluntary chapter 11 petitions does not impact O' Charley's or 99 Restaurants, which are not part of Blue Ribbon. Refer to discussion under the header Recent Developments in Item 7 of Part II and under Blue Ribbon Reorganization in Note M to the financial statements included in Item 8 of Part II of this Annual Report for further information, which are incorporated by reference into this Part I, Item 1.
Corporate and Other.  This aggregation of nonreportable segment consists of our share in the operations of controlled and uncontrolled portfolio companies including our 22.7% interest in Coding Solutions, 49.0% interest in an investment fund (the "Equity Fund"), 24.8% equity interest in Triple Tree Holdings, LLC ("Triple Tree"), majority owned real estate and resort development businesses ("Cannae RE"), 18.8% voting equity interest in preferred stock of QOMPLX, Inc. ("QOMPLX") and other various majority and minority equity and debt investments.
Coding Solutions is a joint venture between Cannae, affiliates of The Carlyle Group and others which has various medical coding technology platforms and back office functions supporting the health care revenue and billing cycles and intends to focus on acquiring and operating synergistic health care services companies in the provider and payer space. See further discussion of our current year contribution of T-System Holdings, Inc. to Coding Solutions in exchange for cash and equity interests in Coding Solutions.
The Equity Fund is an investment fund designed to opportunistically trade in marketable securities.
Triple Tree is an independent, research-driven investment banking firm focused on mergers and acquisitions, financial restructuring, and principal investing services for innovative, high-growth businesses in the healthcare industry.
Cannae RE and its subsidiaries currently operate and invest in golf and real estate properties and develop, manage and operate residential and recreational properties, including a 1,800-acre ranch-style luxury resort and residential community in Oregon and an 18-hole championship golf facility in Idaho.
QOMPLX, formerly Fractal Industries, Inc., is an intelligent decision and analytics platform used by businesses for modeling and planning.
Refer to discussion under Recent Developments in Item 7 of Part II of this Annual Report for further information on recent transactions, changes in our management structure, and other activity of our operating segments.
Strategy
Our strategy for the Company is to continue our activities with respect to the above described business investments to achieve superior financial performance, maximize and ultimately monetize the value of those assets and to continue to pursue similar investments in businesses and to grow and achieve superior financial performance with respect to such newly acquired businesses.
Dun & Bradstreet. We believe that Dun & Bradstreet has an attractive business model that is underpinned by highly recurring, diversified revenues, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of its data and analytics solutions and the integral role that D&B plays in its clients’ decision-making processes have translated into high client retention and revenue visibility. For example, 16 of D&B's top 20 clients by revenue for the year ended December 31, 2019, have had an average tenure with D&B of over 20 years. Dun & Bradstreet also benefits from strong operating leverage given its centralized database and solutions, which allows it to generate strong contribution margins and free cash flow.
Subsequent to the D&B Acquisition, D&B quickly began implementing changes to address operational and execution issues at D&B which led to stagnant revenue growth and declining profitability over the last decade. The D&B Investors immediately brought in a new senior leadership team which commenced a comprehensive transformation to improve and revitalize D&B's business for long-term success. The new senior leadership team saw significant opportunity to create value by transforming the organization and improving the platform with new business unit leaders, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.
D&B's transformation strategy, which is well underway, is based on a proven playbook of enhancing stockholder value through organizational re-alignment and re-investment. As of December 31, 2019, these initiatives have resulted in approximately $208.0 million of net annualized run-rate savings, and D&B believes there are incremental opportunities to further rationalize its cost structure. In light of the changes that have been made or identified by the D&B Investors and D&B's seasoned management team, we believe D&B is well-positioned to execute on its near- and long-term strategies of driving stockholder value through consistent revenue growth, managing cost initiatives and innovating and improving the way it adds value and solves the increasingly challenging and complex needs of its clients.
Ceridian. Since 2016, Ceridian's business has transformed from a legacy service-bureau model into a cloud-based provider model. Ceridian's flagship cloud offering, Dayforce, is a cloud solution that meets HCM needs with one employee record and one user experience throughout the application. As evidenced by its more than 60% compound annual growth rate since 2012, we believe that the Dayforce cloud offering, built on a single database, enjoys a competitive advantage in the marketplace and is a market leader as shown by both extensive recognition and industry awards. Nucleus Research named Dayforce as the leader in both HCM technology and workforce management, based on functionality and usability. In addition, Gartner Peer Insights placed Ceridian's Dayforce offering in the leader quadrant in global payroll services, and Ventana Research found Dayforce as the leader in both usability and capability in its Value Index.
Restaurant Group. Our restaurant operations are focused in the family dining and casual dining segments of the restaurant industry. The Restaurant Group's strategy is to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined back-office synergies of our restaurant operating companies. Our goal is to maintain a strong balance sheet for our Restaurant Group to provide stability in all operating environments.
We believe the Blue Ribbon Reorganization will facilitate Blue Ribbon’s Village Inn and Bakers Square restaurant brands' evolution to a healthy core of restaurants and support an approach to the brands that is most beneficial for all stakeholders.
Acquisitions, Dispositions, Minority Owned Operating Affiliates and Financings. Acquisitions are an important part of our growth strategy and dispositions are an important aspect of our strategy of returning value to shareholders. On an ongoing basis, with assistance from our advisors, we actively evaluate possible transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions.
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

Intellectual Property
Dun & Bradstreet. D&B owns and controls various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, tradenames, copyrights, patents and applications to the foregoing. These rights, in the aggregate, are of material importance to Dun & Bradstreet's business. D&B believes that the Dun & Bradstreet name and related tradenames, marks and logos are also of material importance to its business. Dun & Bradstreet is licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by it. Dun & Bradstreet's trademarks, service marks, databases, software, copyrights, patents, patent applications and other intellectual property are proprietary and accordingly it relies on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protecting them throughout the world.
Dun & Bradstreet owns patents and patent applications both in the U.S. and in other selected countries. The patents and patent applications include claims which pertain to certain technologies and inventions which D&B has determined are proprietary and warrant patent protection. The protection of its innovative technology and inventions, such as its proprietary methods for data curation and identity resolution, through the filing of patent applications, is part of Dun & Bradstreet's business strategy. Filing of patent applications may or may not provide Dun & Bradstreet with a dominant position in the fields of technology. However, these patents and/or patent applications may provide Dun & Bradstreet with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against it. Where appropriate, Dun & Bradstreet may also consider asserting or cross-licensing its patents.
Ceridian. Ceridian's success depends, in part, on its ability to protect its proprietary technology and intellectual property. Ceridian relies on a combination of copyrights, trade secrets, and trademarks, as well as confidentiality and nondisclosure agreements and other contractual protections, to establish and to safeguard its intellectual property rights.
Restaurant Group. We regard our Restaurant Group's service marks, including "O'Charley's", "Ninety Nine", "Village Inn", "Legendary Baking", and "Bakers Square", and other service marks and trademarks as important factors in the marketing of our restaurants. We have also obtained trademarks for several of our brand's menu items and for various advertising slogans. We are aware of names and marks similar to our Restaurant Group's service marks and trademarks used by other persons in certain geographic areas where we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.
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
Seasonality
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
Competition
Dun & Bradstreet. Dun & Bradstreet primarily competes on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. D&B believes that is competes favorably in each of these categories across its business segments. D&B's competitors vary based on the client size and geographical market that its solutions cover.

For Dun & Bradstreet's finance and risk solutions segment, its competition generally varies by client size. D&B has a leading presence in the enterprise market as clients place a high degree of value on our best-in-class commercial credit database to inform their critical decisions around the extension of credit. D&B’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation) in Europe and Equifax and Experian in North America. In the small and mid-size company market, commercial credit health becomes increasingly tied to consumer credit health. D&B's competition in this market generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients, but lack the scale and coverage breadth to compete holistically.
For Dun & Bradstreet's sales and marketing solutions segment, its competition has historically been very fragmented with many players offering varying levels of data quantity and quality, and with data being collected in ways that may cross ethical and privacy boundaries. Dun & Bradstreet strives to protect the data and privacy of its clients and to maintain the highest standards in the ethical acquisition, aggregation, curation and delivery of data. D&B's direct competitors vary depending on use cases, such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness and data management. In the market for contact data, D&B's competition generally includes Bureau Van Dijk, ZoomInfo and a few consultancies building bespoke solutions. For other sales and marketing solutions such as customer data platform, visitor intelligence, audience targeting and intent data, D&B faces a number of smaller competitors such as Bombora.
Overall, outside North America, D&B's competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences. In the United Kingdom and Ireland, D&B's direct competition for its finance and risk solutions segment is primarily from Bureau van Dijk, Creditsafe and Experian. Additionally, in D&B's sales and marketing solutions segment, the landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business. In Asia Pacific, D&B faces competition in its finance and risk solutions segment from a mix of local and global providers. D&B competes with Experian in India and a subsidiary of Experian, Sinotrust International Information & Consulting (Beijing) Co., Ltd., in China. In addition, as in the United Kingdom, D&B's sales and marketing solutions landscape throughout Asia is localized and fragmented.
Ceridian. The market for HCM technology solutions is rapidly changing, with legacy service bureau and on-premise software providers facing increased competition from emerging cloud players. Ceridian currently competes with firms that provide both integrated and point solutions for HCM. Legacy payroll service providers, such as Automatic Data Processing, provide HCM solutions primarily through service bureau models. These vendors often have more in-house resources, greater name recognition, and longer operating histories than Dayforce and may seek to expand their cloud offerings through acquisition or organic product development. Ceridian also competes with cloud-enabled client-server HCM providers, such as The Ultimate Software Group, Inc. These companies, whose products were developed over 20 years ago as on-premise solutions, have modified and redeployed their platforms as hybrid software as a service offerings. This has allowed them to transition their business model to offer hosted and cloud solutions, resulting in significantly larger customer bases. More recently, Ceridian faces competition from modern HCM providers, such as Workday, Inc., whose solutions have been specifically built as single application platforms in the cloud. In addition, Ceridian also faces competition from large, long-established enterprise application software vendors, such as Oracle Corporation and SAP SE. These companies are seeking to expand their cloud offerings through both acquisition and internal development efforts. Ceridian also competes with point solutions, such as Kronos Incorporated for workforce management and Cornerstone OnDemand Inc. for talent management.
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

Competitive Strengths
Proven management team.  Our Board of Directors and executive management team, led by William ("Bill") P. Foley II, has a proven track record of investment identification and management. Bill Foley has led the creation of several multi-billion dollar companies with hundreds of acquisitions across diverse platforms, including, Fidelity National Financial, Inc., Fidelity National Information Services, Inc., Black Knight, Inc., Ceridian, and FGL Holdings, Inc. Our Board of Directors and executive management's breadth of knowledge of capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure investments to maximize their value, and to return the value created to shareholders. We believe the Externalization under the Management Services Agreement will enhance our executive management team’s ability to provide these services.
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
Employees
As of January 31, 2020, Cannae and our consolidated subsidiaries had 22,482 full-time equivalent employees, which includes 22,281 in our Restaurant Group and 201 in the various businesses comprising our Corporate and other segment.
None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	the effects of the Externalization and the Management Services Agreement;

•	our ability to successfully execute the Blue Ribbon Reorganization;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

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

 Additional Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the "SEC"). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Item 1A.      Risk Factors
Risks Relating to the Company's Structure
We may become subject to the Investment Company Act of 1940.
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
Because our Manager is owned by certain of our directors and executive officers, the Management Services Agreement was developed by related parties, although our independent directors reviewed and approved the Management Services Agreement. The terms of the Management Services Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, particularly as a result of our relationship with the principal owners of the Manager, who are certain directors and members of our management team, our independent directors may determine that it is in the best interests of our shareholders not to enforce, or to enforce less vigorously, our rights under the Management Services Agreement because of our desire to maintain our ongoing relationship with our Manager.
Our executive officers, directors and Manager may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our results of operations.
While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, our executive officers, directors, Manager and other members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and the operations of other businesses. Their other business endeavors may involve related or unrelated parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our results of operations. See the section entitled “Factors Relating to the Split-Off” included in Item 1A of our Annual Report for further discussion of risks associated with our split-off from, and relationship with, FNF.
Conflicts of interest could arise in connection with certain of our directors’ and executive officers’ discharge of fiduciary duties to our shareholders.
Certain of our directors and executive officers are members or employees of the Manager. Such persons, by virtue of their positions with us, have fiduciary duties to us and our shareholders. The duties of such persons as directors or executive officers to us and our shareholders may conflict with the interests of such persons in their capacities as members or employees of the Manager.
Our Manager and members of our management team may engage in activities that compete with us or our businesses.
While the members of our management team intend to devote a substantial majority of their time to the affairs of the Company, and while our Manager currently does not manage any other businesses that are in lines of business similar to our businesses, neither our management team nor our Manager is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses, or required to present any particular investment or business opportunity to the Company. In this regard, the Management Services Agreement and the obligation thereunder to provide management services to us will not create a mutually exclusive relationship between our Manager, on the one hand, and the Company, on the other.
We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could adversely affect the market price of our shares.
Under the terms of the Management Services Agreement, our Manager may not be removed as a result of underperformance. Instead, the Company’s board of directors may only remove our Manager in certain limited circumstances or upon a vote by 75% of the Company’s board of directors and 75% of our shareholders to terminate the Management Services Agreement. This limitation could adversely affect the market price of our shares.
Our Manager can resign on 180 days’ notice, subject to a limited extension, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.
Our Manager has the right, under the Management Services Agreement, to resign at any time on 180 days’ written notice, whether we have found a replacement or not, subject to the Company’s right to extend such period by an additional 180 days or until a replacement manager has been in place for 30 days, if no replacement manager has been found by the 150th day following the Manager’s notice of resignation. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 180 days (subject to possible extension), or at all, in which case our operations are likely to experience a disruption; our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected; and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.
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
We cannot determine the amount of the management fee that will be paid over time with any certainty, nor are we able to determine with any certainty the amount of carried interest that will be paid over time, and our payment of such fees and carried interest to the Manager may significantly reduce the amount of cash available for distribution to our shareholders.
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
Furthermore, we cannot determine the amount of carried interest with respect to liquidity events involving investments of the Company that will be paid over time with any certainty. Such determination would be dependent on the potential sale proceeds received for any of our businesses and the performance of the Company and its businesses over a multi-year period of time, among other factors that cannot be predicted with certainty at this time. Such factors may have a significant impact on the amount of any carried interest to be paid to the Manager. Likewise, such determination would be dependent on whether certain hurdles were surpassed giving rise to a payment of carried interest. Any amounts paid in respect of the carried interest are unrelated to the management fee earned for performance of services under the Management Services Agreement.
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
Our Manager will receive carried interest based on profits in excess of an annualized hurdle rate upon a liquidity event involving a Company investment. In this respect, a calculation and payment of carried interest may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to our Board of Directors at a time that may not be optimal for our shareholders.
Risks Relating to the Restaurant Group
General macroeconomic factors, including unemployment, energy prices and interest rates, and certain economic and business factors specific to the restaurant and bakery industries that are largely out of our restaurant businesses' control may materially and adversely affect consumer behavior and have a material adverse effect on our business, financial condition and results of operations.
General economic conditions may materially and adversely affect the financial condition and results of operations of our restaurant businesses, which we also refer to as our Restaurant Group companies. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the United States ("U.S.") government's long-term credit rating, financial market volatility and unpredictability or other national, regional and local regulatory and economic conditions or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and result in increased pressure with respect to our Restaurant Group companies' pricing, guest count levels and commodity costs, which could lead to a further decline in our Restaurant Group companies' sales and earnings, beyond those that resulted in the Blue Ribbon Reorganization. Job losses, foreclosures, bankruptcies and falling home prices could cause customers to make fewer discretionary purchases, and any significant decrease in our Restaurant Group companies' guest counts or profit will negatively impact their financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, or credit card, home mortgage and other borrowing costs increase with rising interest rates, our Restaurant Group companies' customers may have lower disposable income and reduce the frequency with which they dine at restaurants, may spend less during each visit at our Restaurant Group companies' restaurants or may choose more inexpensive restaurants. These factors could also cause the Restaurant Group companies to, among other things, reduce the number and frequency of new restaurant openings, close additional restaurants, delay the reimaging of the Restaurant Group companies' existing restaurant locations, or impede our ability to successfully execute, and achieve the goals contemplated by, the Blue Ribbon Reorganization.
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

The Restaurant Group companies face significant competition for customers, real estate and employees and competitive pressure to adapt to changes in conditions driving customer demand. The Restaurant Group companies' inability to compete effectively may affect guest counts, sales and profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with the Restaurant Group companies with respect to price, service, ambiance, brand, customer service, dining experience, location, food quality and variety and value perception of menu items and there are other well established competitors with substantially greater financial and other resources than the Restaurant Group companies. Some of our Restaurant Group companies' competitors advertise on national television, which may provide customers with greater awareness and name recognition than our Restaurant Group companies can achieve through their advertising efforts. There is also active competition for management personnel and attractive suitable real estate sites. Consumer tastes and perceptions, nutritional and dietary trends, guest count patterns and the type, number and location of competing restaurants often affect the restaurant business, and our Restaurant Group companies' competitors may react more efficiently and effectively to those conditions. For instance, prevailing health or dietary preferences or perceptions of our Restaurant Group companies' products may cause consumers to avoid certain menu items or products our Restaurant Group companies offer in favor of foods that are perceived as more healthy, and such choices by consumers could have a material adverse effect on our business, financial condition and results of operations. Further, our Restaurant Group companies face growing competition from the supermarket industry, with the improvement of their "convenient meals" in the deli and prepared food sections, from quick service and fast casual restaurants and online food delivery services as a result of food and beverage offerings by those food providers. As our Restaurant Group companies' competitors expand operations in markets where our restaurant businesses operate or expect to operate, we expect competition to intensify. If our Restaurant Group companies are unable to continue to compete effectively, including following the completion of the Blue Ribbon Reorganization, their guest counts, sales and profit margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.
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
If our restaurant businesses are unable to effectively grow revenue and profitability at certain of their locations, our Restaurant Group companies may be required to record additional impairment charges to their restaurant assets, the carrying value of their goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
Our Restaurant Group companies assess the potential impairment of their long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. Our Restaurant Group companies annually review and compare the carrying value of intangible assets, including goodwill, to the fair value. For the years ended December 31, 2019 and 2018, we recorded $10.4 million and $26.7 million, respectively, of impairment to goodwill in our Restaurant Group segment as a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs. In addition, for the years ended December 31, 2019, 2018 and 2017, we recorded $17.1 million, $5.8 million and $2.9 million, respectively, of impairment expense related to other intangible assets within our Restaurant Group.
We cannot accurately predict the amount and timing of any future recorded impairment to our Restaurant Group companies' assets. Should the value of goodwill or other intangible or long-lived assets become further impaired, there could be a material adverse effect on our financial condition and results of operations.
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
While only approximately 9% of the Restaurant Group companies' consolidated restaurant sales in 2019 were attributable to the sale of alcoholic beverages, approximately 19% of the restaurant sales at Ninety Nine were attributable to the sale of alcoholic beverages in 2019. Alcoholic beverage control regulations require each restaurant to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Restaurant Group companies' restaurants, including minimum ages of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and the handling, storage and dispensation of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.
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
The Restaurant Group companies rely heavily on information technology systems across their operations and corporate functions, including for order and delivery from suppliers and distributors, point-of-sale processing in their restaurants, management of their supply chains, payment of obligations, collection of cash, bakery production, data warehousing to support analytics, finance or accounting systems, labor optimization tools, gift cards, online business and various other processes and transactions, including the storage of employee and customer information. The Restaurant Group companies' ability to effectively manage their business and coordinate the production, distribution and sale of their products will depend significantly on the reliability and capacity of these systems. In 2015, the Restaurant Group companies upgraded their information systems using a third-party provider. However, the failure of these systems to operate effectively, maintenance problems or problems with transitioning to upgraded or replacement systems could cause delays in product sales and reduced efficiency of our restaurant businesses' operations, and significant capital investments could be required to remediate the problem.
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
We regard our Restaurant Group's service marks, including "O'Charley's", "Ninety Nine", "Village Inn", "Legendary Baking", and "Bakers Square", and other service marks and trademarks as important factors in the marketing of our restaurants. We have also obtained trademarks for several of our brand's menu items and for various advertising slogans. We are aware of names and marks similar to our Restaurant Group's service marks and trademarks used by other persons in certain geographic areas where we have restaurants. We believe such uses will not adversely affect us and our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.
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
We are subject to risks and uncertainties associated with the Blue Ribbon Reorganization
On January 27, 2020, Blue Ribbon, which owns the Village Inn, Bakers Square and Legendary Baking concepts, and its wholly-owned subsidiaries, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Blue Ribbon Reorganization"). Blue Ribbon is subject to risks and uncertainties associated with the Blue Ribbon Reorganization, including but not limited to (i) its ability to maintain relationships with its suppliers, service providers, customers, employees and other third parties, (ii) the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with Blue Ribbon, (iii) the actions and decisions of Blue Ribbons' creditors and other third parties who have interests in the Blue Ribbon Reorganization that may be inconsistent with our plans, (iv) limitations on Blue Ribbons operating flexibility during the proceedings and (v) our ability to compromise certain claims through the Blue Ribbon Reorganization. While we do not expect the Blue Ribbon Reorganization to have a material adverse effect on the Company, adverse changes in facts and circumstances as the Blue Ribbon Reorganization progresses could change that assertion and result in a material adverse effect on our financial condition and results of operations.
Risks Relating to the Company's Investment in Ceridian
An information security breach of Ceridian's systems or the loss of, or unauthorized access to, customer information, failure to comply with the U.S. Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection, or a system disruption could have a material adverse effect on our business, market brand, financial condition, and results of operations.
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
Ceridian is subject to a variety of U.S. and international laws and regulations, including regulation by various federal government agencies, including the FTC, and state and local agencies. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security, and storage of PII of individuals; and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to Ceridian's collection, distribution, use, security, or storage of PII or other data relating to individuals. In addition, most states and some foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving certain types of PII. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements, or Ceridian's internal practices. Any failure or perceived failure by Ceridian to comply with U.S., E.U., or other foreign privacy or security laws, regulations, policies, industry standards, or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release, or transfer of, PII may result in governmental enforcement actions, litigation, fines and penalties, or adverse publicity and could cause Ceridian's customers to lose trust in it, which could harm its reputation and have a material adverse effect on our business, financial condition, and results of operations.
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
If Ceridian's service is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject it or its customers to public criticism and potential legal liability. Public concerns regarding PII processing, privacy and security may cause some of its customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit Ceridian's customers’ websites or otherwise interact with them, Ceridian's customers could stop using its platform. This, in turn, may reduce the value of its services and slow or eliminate the growth of its business. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of PII may create negative public reactions to technologies, products, and services such as Ceridian's.
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
All of these domestic and international legislative and regulatory initiatives may adversely affect Ceridian's customers’ ability to process, to handle, to store, to use, and to transmit demographic information and PII from their employees, independent contractors, job applicants, customers, and suppliers, which could reduce demand for Ceridian's applications. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact Ceridian's ability to profitably operate in certain European countries.
Further, international data protection regulations trending toward increased localized data residency rules make transfers from outside the regulation’s jurisdiction increasingly complex and may impact Ceridian's ability to deliver solutions that meet all customers’ needs. If the processing of PII were to be further curtailed in this manner, Ceridian's solutions could be less effective, which may reduce demand for our applications, which could have a material adverse effect on its business, financial condition, and results of operations, and ultimately the value of our investment in Ceridian.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on Ceridian. If the processing of PII were to be curtailed in this manner, Ceridian's solutions would be less effective, which may reduce demand for its applications, which could have a material adverse effect on its business, financial condition, and results of operations, and ultimately the value of our investment in Ceridian.

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
Additionally, Ceridian is subject to claims and investigations as a result of its predecessor, Control Data Corporation (“CDC”), Ceridian Corporation, and other former entities for which Ceridian is successor-in-interest with respect to assumed liabilities. For example, in September 1989, CDC became party to an environmental matters agreement with Seagate Technology plc (“Seagate”) related to groundwater contamination on a parcel of real estate in Omaha, Nebraska sold by CDC to Seagate. In February 1988, CDC entered into an arrangement with Northern Engraving Corporation and the Minnesota Pollution Control Agency in relation to groundwater contamination at a site in Spring Grove, Minnesota. In August 2017, Ceridian received notice of a mesothelioma claim related to CDC. Although Ceridian is fully reserved for the groundwater contamination liabilities, Ceridian cannot at this time accurately assess the merits of these claims, and cannot be certain if additional liabilities related to such predecessor companies will surface. Moreover, even if Ceridian ultimately prevails in or settles any litigation, regulatory action, or investigation, Ceridian could suffer significant harm to its reputation, which could materially affect its ability to attract new customers, to retain current customers, and to recruit and to retain employees, which could have a material adverse effect on Ceridian's business, financial condition, and results of operations, and ultimately, the value of our investment in Ceridian.
Risks Relating to the Company's Investment in Dun & Bradstreet
Our investment in D&B may expose us to certain risks, which could have a material adverse effect on our results of operations or financial position.
D&B’s transformation strategy is based on several strategic initiatives and growth strategies. The achievement of its strategic initiatives and growth strategies depends on a number of factors, including but not limited to its ability to maintain the integrity of its brand and reputation, client demand for its solutions, the effect of macro-economic challenges on its clients and vendors, its reliance on third parties to provide data and certain operational services and its ability to protect its information technology. D&B may not be able to successfully implement its strategic initiatives in accordance with its expectations, or in the timeframe it desires, which may result in us not realizing our expected return on our investment in D&B, or result in a negative return on investment.
We record our investment in D&B using the equity method of accounting, through which we record our proportionate share of their net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If our equity-method investment is not recoverable, we may be required to record an impairment charge, which could have a material adverse effect on our results of operations.
We share certain directors with D&B or its affiliated entities, which may lead to conflicting interests.
One of our directors, William P. Foley, II, and our CEO and director, Richard N. Massey, also serve on the boards of directors of D&B or its parent and subsidiaries. From time to time, we may enter into transactions with D&B and/or its respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, D&B or any of our or its respective subsidiaries or affiliates as would be the case where there is no overlapping director.
D&B's ability to implement and execute its strategic plans to transform the business may not be successful and, accordingly, D&B may not be successful in achieving its goals to transform its business, which could have a material adverse effect on its business, financial condition and results of operations.
D&B may not be successful in developing and implementing its strategic plans to transform its businesses, including realigning management, simplifying and scaling technology, expanding and enhancing data and optimizing its client services. If the development or implementation of D&B's plans are not successful, they may not produce the revenue, margins, earnings or synergies that we expect, including offsetting the impact of adverse economic conditions that may exist currently or develop in the future. D&B may also face delays or difficulties in implementing technological, organizational and operational improvements, including its plans to leverage our data insights in new functional areas and utilize existing data architecture to generate high contribution incremental revenue streams, which could adversely affect its ability to successfully compete. In addition, the costs associated with implementing such plans may be more than anticipated and D&B may not have sufficient financial resources to fund all of the desired or necessary investments required in connection with its plans. The existing and future execution of D&B's strategic and operating plans to transform its business will, to some extent, also be dependent on external factors that they cannot control. In addition, these strategic and operational plans need to be continually reassessed to meet the challenges and needs of its business in order for D&B to remain competitive. The failure to implement and execute its strategic and operating plans in a timely manner or at all, realize or maintain the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material adverse effect on D&B's business, financial condition and results of operations, and ultimately the value of our investment in D&B.
D&B's brand and reputation are key assets and a competitive advantage, and its business may be affected by how it is perceived in the marketplace.
D&B's brand and reputation are key assets of its business and a competitive advantage. D&B's ability to attract and retain clients is highly dependent upon the external perceptions of its level of data quality, effective provision of solutions, business practices, including the actions of its employees, third-party providers, members of D&B's world-wide network of partners and other brand licensees, some of which may not be consistent with its policies and standards. Negative perception or publicity regarding these matters could damage D&B's reputation with clients and the public, which could make it difficult for it to attract and maintain clients. Adverse developments with respect to its industry may also, by association, negatively impact its reputation, or result in higher regulatory or legislative scrutiny. Negative perceptions or publicity could have a material adverse effect on D&B's business, financial condition and results of operations, and ultimately the value of our investment in D&B.
Data security and integrity are critically important to D&B's business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to its reputation.
D&B collects, stores and transmits a large amount of confidential company information on over 355 million total businesses as of December 31, 2019, including financial information and personal information. D&B operates in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

•	obtain unauthorized access to confidential information;

•	manipulate or destroy data; or

•	disrupt, sabotage or degrade service on D&B's systems.
D&B has experienced and expects to continue to experience numerous attempts to access its computer systems, software, networks, data and other technology assets on a daily basis. The security and protection of its data is a top priority for D&B. D&B devotes significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that it employs to provide security around the collection, storage, use, access and delivery of information D&B has in its possession. Despite D&B's physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of its data, D&B cannot be certain that third party systems that have access to its systems will not be compromised or disrupted in the future, whether as a result of criminal conduct or other advanced, employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Due to the sensitive nature of the information D&B collects, stores and transmits, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to its systems or data, or to inhibit D&B's ability to deliver products or services to a consumer or a business customer.
D&B must continually monitor and develop its information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. The preventive actions D&B takes to address cybersecurity risk, including protection of its systems and networks, may be insufficient to repel or mitigate the effects of cyberattacks as it may not always be possible to anticipate, detect or recognize threats to its systems, or to implement effective preventive measures against all cybersecurity risks. This is because, among other things:

•	the techniques used in cyberattacks change frequently and may not be recognized until after the attacks have succeeded;

•
cyberattacks can originate from a wide variety of sources, including sophisticated threat actors involved in organized crime, sponsored by nation-states, or linked to terrorist or hacktivist organizations; and

•	third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, clients, third-party service providers or other users.

Although D&B has not incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of its data or inability of its clients to access its systems, such events could disrupt D&B's operations, subject it to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm its reputation.
D&B may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of its computer systems, software, networks or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

•	the breadth and complexity of its operations and the high volume of transactions that is processes;

•	the large number of clients, counterparties and third-party service providers with which D&B does business with;

•	the proliferation and increasing sophistication of cyberattacks; and

•	the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.
The extent of a particular cybersecurity incident and the steps that D&B may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, D&B may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject D&B to regulatory scrutiny and additional liability.
If D&B is unable to protect its computer systems, software, networks, data and other technology assets it could have a material adverse effect on its business, financial condition and results of operations, and ultimately the value of our investment in D&B.
D&B's substantial indebtedness could have a material adverse effect on its financial condition and its ability to operate its business or react to changes in the economy or its industry, prevent them from fulfilling its obligations and could divert its cash flow from operations for debt payments.
D&B has a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2019, D&B has $3,818.9 million in total long-term debt outstanding, consisting of borrowings under its senior secured credit facilities (the ‘‘New Senior Secured Credit Facilities’’), senior secured and unsecured notes (the ‘‘New Notes’’) and its repatriation bridge facility (the ‘‘New Repatriation Facility’’). In addition, subject to the limitations contained in the credit agreements governing D&B's New Senior Secured Credit Facilities and the indentures governing its New Notes, D&B may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If D&B does so, the risks related to its high level of debt could increase. This substantial amount of indebtedness could have important consequences to D&B, including the following:

•	it may be difficult for D&B to satisfy its obligations, including debt service requirements under its outstanding indebtedness;

•	D&B's ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing D&B's ability to use its cash flow to fund its operations, capital expenditures, future business opportunities and other purposes;

•	D&B will be more vulnerable to economic downturns and adverse industry conditions and its flexibility to plan for, or react to, changes in its business or industry will be more limited;

•
D&B's ability to capitalize on business opportunities and to react to competitive pressures, as compared to its competitors, may be compromised due to its high level of indebtedness and the restrictive covenants in its credit agreements and indentures;

•	D&B's ability to borrow additional funds or to refinance indebtedness may be limited; and

•	it may cause potential or existing clients or vendors to not contract with D&B due to concerns over its ability to meet its financial obligations.
Risks Relating to the Company's Corporate and Other Businesses
Competition and technology may erode the Corporate and Other business franchises and result in lower earnings, which could have a material adverse effect on our business, financial condition and results of operations.
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
We need qualified personnel to manage and operate our Corporate and Other businesses, and any inability to adequately satisfy these needs could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Relating to the Company's Investments
Our management may seek growth through acquisitions in lines of business that will not necessarily be limited to our current areas of focus or geographic areas. This expansion of our business subjects us to associated risks, such as the diversion of management's attention and lack of experience in operating such businesses, which could have a material adverse effect on our business, financial condition and results of operations.
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
As an element of our investment strategy, we may pursue unusually complex investment opportunities. This could often take the form of substantial business, regulatory or legal complexity. Our tolerance for complexity may present risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it may be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions may sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm our performance.
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
Risks Relating to the Split-Off
We may incur material costs as a result of our separation from FNF, which could have a material adverse effect on our business, financial condition and results of operations.
As a result of our separation from FNF, we have incurred and will continue to incur costs and expenses not previously incurred. These increased costs and expenses may arise from various factors, including financial reporting or costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, tax administration and human resources related functions.) Although FNF will continue to provide many of these services for us at no-cost (other than reimbursement of FNF's out-of-pocket costs and expenses) under the corporate services agreement for up to three years following the Split-Off. The initial three-year term is set to expire in November 2020 and we are still evaluating our options for ongoing services currently provided by FNF. If the corporate services agreement is not mutually terminated by Cannae Holdings and FNF prior to the expiration of the initial three-year term, the corporate services agreement will automatically renew for successive one-year terms on mutually agreeable arm's length terms unless FNF and Cannae Holdings mutually agree to terminate the agreement. We cannot assure you that we will not incur third-party vendor costs or out-of-pocket expenses under the corporate services agreement that are material to our business. Moreover, we will have to develop internal departments/functions to perform the services at the end of the term of the corporate services agreement.
We share certain directors and officers with FNF, which may lead to conflicting interests.
Two of our executive officers, Richard L. Cox and Michael L. Gravelle, are also contracted to provide services or employed by FNF or FNF's subsidiaries and one of our directors, William P. Foley, II and one of our executive officers, Richard N. Massey, also serve on the boards of directors of FNF or its subsidiaries. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at FNF or any other public company have fiduciary duties to that company's stockholders. We also are party to a variety of related party agreements and relationships with FNF and certain of FNF's subsidiaries and FNF and subsidiaries of FNF have an ownership interest in Cannae Holdings. From time to time, we may enter into transactions with FNF and/or its respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, FNF or any of our or its respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.
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
Risks Relating to the Company's Common Stock and the Securities Market
Our charter, bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.
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
Our corporate headquarters are located in Las Vegas, Nevada in owned facilities.
Restaurant Group. The Restaurant Group's headquarters are located in Nashville, Tennessee with other office locations in Woburn, Massachusetts. The majority of the restaurants are leased from third parties, and are located in 40 states throughout the United States and Guam. Substantially all of our Restaurant Group's revenues are generated in those states.
Dun & Bradstreet. The principal executive offices of Dun & Bradstreet are located in a leased facility in Short Hills, New Jersey. As of December 31, 2019, D&B leases space in approximately 34 other locations including in Center Valley, Pennsylvania; Austin, Texas; Marlow, England; and Dublin, Ireland.
Ceridian. The principal executive offices of Ceridian are located in Minneapolis, Minnesota and Toronto, Ontario. As of December 31, 2019, Ceridian's principal computer and office facilities are located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; St. Petersburg, Florida; St. Louis, Missouri; Honolulu, Hawaii; Louisville, Kentucky; in Winnipeg, Manitoba, Montreal, Quebec, Ottawa, Ontario, Calgary, Alberta, Halifax, Nova Scotia, Charlottetown, Prince Edward Island, Canada; and in Ebene, Mauritius.
Corporate and Other. The Golf & Real Estate segment of Cannae RE owns a 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon and an 18-hole championship golf facility located in Rock Creek, Idaho.

Item 3.	Legal Proceedings
For a description of our legal proceedings see discussion under Legal and Regulatory Contingencies in Note M. Commitments and Contingencies to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock trades on The New York Stock Exchange under the trading symbol "CNNE".
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2019. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on November 20, 2017, the date on which shares of our common stock began trading.

	11/20/2017	12/31/2017	12/31/2018	12/31/2019

Cannae Holdings, Inc.	100.00	92.60	93.09	202.23
S&P 500	100.00	104.21	99.64	131.02
Peer Group (1)	100.00	105.94	88.08	126.33
(1) This peer group consists of the following companies: Apollo Global Management, LLC, Ares Capital Corporation, BlackRock, Inc., The Blackstone Group L.P., The Carlyle Group L.P., Compass Diversified Holdings, Jefferies Financial Group Inc., KKR & Co. Inc., and Qurate Retail Inc.

On January 31, 2020, the last reported sale price of our common stock on The New York Stock Exchange was $40.66 per share. We had approximately 5,556 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On September 19, 2019, our Board of Directors approved a new three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 178,307 shares of our common stock during the year ended December 31, 2019 for approximately $4.9 million in the aggregate, or an average of $27.35 per share. From the original commencement of the 2019 Repurchase Program through market close on November 8, 2019, we repurchased a total of 178,307 common shares for approximately $4.9 million in the aggregate, or an average of $27.35 per share.
The following table summarizes repurchases of equity securities by Cannae during the year ending December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2019 - 9/30/2019	145,000	$27.31	145,000	4,855,000
10/1/2019 - 10/31/2019	33,307	27.53	33,307	4,821,693
Total	178,307	$27.35	178,307

(1)	On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we may purchase up to 5 million shares of our common stock through September 30, 2022.

(2)	As of the last day of the applicable month.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated and Combined Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2019 presentation.
On December 31, 2019, we completed the T-System Contribution. As a result, we reclassified the results of operations of T-System as discontinued operations for years ended December 31, 2019, 2018 and 2017 and for all quarterly periods within those years.
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital") for $560.0 million in an all-cash transaction. The operations of One Digital are included in discontinued operations for the years ended December 31, 2017, 2016 and 2015. We recognized a pre-tax gain of $276.0 million on the sale and $126.3 million in income tax expense, which are included in Net earnings from discontinued operations on the Consolidated and Combined Statement of Operations for year ended December 31, 2017.
On September 28, 2015, we completed the distribution of J. Alexander's to FNFV shareholders. The results of J. Alexander's operations are included through the distribution date.
Summary Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$533.7	$315.7	$243.5	$141.7	273.8
Total assets	2,092.2	1,459.5	1,487.2	1,473.3	1,469.5
Notes payable, long term	120.1	42.2	12.7	93.3	92.8
Equity	1,529.8	1,199.7	1,153.1	1,009.8	1,056.5

Summary Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Operating Data:
Operating revenue	$1,070.0	$1,147.5	$1,156.6	$1,178.4	$1,414.7
Expenses:
Operating Expenses:
Cost of restaurant revenues	912.8	991.3	991.0	984.1	1,195.2
Personnel costs	90.3	137.2	95.6	68.3	85.4
Depreciation and amortization	40.7	46.3	46.2	44.7	49.8
Other operating expenses, including asset impairments	133.4	91.8	101.3	83.5	96.4
Goodwill impairment	10.4	26.7	—	—	—
Total operating expenses	1,187.6	1,293.3	1,234.1	1,180.6	1,426.8
Operating loss	(117.6)	(145.8)	(77.5)	(2.2)	(12.1)
Total other income, net	355.5	168.4	3.2	7.4	8.3
Earnings (loss) before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	237.9	22.6	(74.3)	5.2	(3.8)
Income tax expense (benefit)	24.2	15.0	(14.2)	(10.4)	(19.7)
Earnings (loss) before equity in (loss) earnings of unconsolidated affiliates	213.7	7.6	(60.1)	15.6	15.9
Equity in (loss) earnings of unconsolidated affiliates	(115.1)	(16.1)	3.4	(29.5)	(26.0)
Earnings (loss) from continuing operations, net of tax	98.6	(8.5)	(56.7)	(13.9)	(10.1)
(Loss) earnings from discontinued operations, net of tax	(51.8)	(2.1)	149.2	2.0	2.8
Net earnings (loss)	46.8	(10.6)	92.5	(11.9)	(7.3)
Less: Net (loss) earnings attributable to noncontrolling interests	(30.5)	(38.2)	(16.3)	0.5	15.6
Net earnings (loss) attributable to Cannae Holdings	$77.3	$27.6	$108.8	$(12.4)	$(22.9)

Per Share Data:
Basic
Net earnings (loss) from continuing operations attributable to Cannae Holdings common shareholders (1)	$1.77	$0.42	$(0.57)	$(0.21)	$(0.36)
Net (loss) earnings from discontinued operations attributable to Cannae Holdings common shareholders (1)	(0.70)	(0.03)	2.11	0.03	0.04
Net earnings (loss) per share attributable to Cannae Holdings common shareholders (1)	$1.07	$0.39	$1.54	$(0.18)	$(0.32)
Weighted average shares outstanding Cannae Holdings, basic basis (1)	72.2	71.2	70.6	70.6	70.6
Diluted
Net earnings (loss) from continuing operations attributable to Cannae Holdings common shareholders (1)	$1.76	$0.42	$(0.57)	$(0.21)	$(0.36)
Net (loss) earnings from discontinued operations attributable to Cannae Holdings common shareholders (1)	(0.69)	(0.03)	2.11	0.03	0.04
Net earnings (loss) per share attributable to Cannae Holdings common shareholders (1)	$1.07	$0.39	$1.54	$(0.18)	$(0.32)
Weighted average shares outstanding Cannae Holdings, diluted basis (1)	72.4	71.3	70.6	70.6	70.6
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—	$—
Book value per share Cannae Holdings (1)(2)	$19.24	$16.61	$16.33	$14.30	$14.96
______________________________________

(1)
On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million shares of our common stock were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the years ended December 31, 2016 and 2015 were calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2015.

(2)	Book value per share is calculated as total equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

Summary Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2019:
Operating revenue	$262.3	$272.2	$257.0	$278.5
(Loss) earnings before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	(2.2)	49.6	67.5	123.0
(Loss) earnings from continuing operations, net of tax	(17.6)	21.4	44.1	50.7
Loss from discontinued operations, net of tax	(2.3)	(2.5)	(2.5)	(44.5)
Net (loss) earnings	(19.9)	18.9	41.6	6.2
Less: Net loss attributable to noncontrolling interests	(3.1)	(4.5)	(4.6)	(18.3)
Net (loss) earnings attributable to Cannae Holdings	$(16.8)	$23.4	$46.2	$24.5
Per Share Data:
Basic
Net (loss) earnings per share from continuing operations attributable to Cannae Holdings common shareholders	$(0.20)	$0.36	$0.69	$0.92
Net loss per share from discontinued operations attributable to Cannae Holdings common shareholders	$(0.04)	$(0.03)	$(0.04)	$(0.59)
Basic (loss) earnings per share attributable to Cannae Holdings common shareholders	$(0.24)	$0.33	$0.65	$0.33
Diluted
Net (loss) earnings from continuing operations attributable to Cannae Holdings common shareholders	$(0.20)	$0.36	$0.69	$0.91
Net loss from discontinued operations attributable to Cannae Holdings common shareholders	$(0.04)	$(0.03)	$(0.04)	$(0.58)
Diluted (loss) earnings per share attributable to Cannae Holdings common shareholders	$(0.24)	$0.33	$0.65	$0.33
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—
2018:
Operating revenue	$277.0	$287.5	$279.4	$303.6
(Loss) earnings before income taxes, equity in losses of unconsolidated affiliates, and noncontrolling interest	(8.9)	0.9	(11.9)	42.5
(Loss) earnings from continuing operations, net of tax	(6.3)	(21.8)	(7.7)	27.3
Earnings (loss) from discontinued operations, net of tax	1.0	(0.6)	(0.4)	(2.1)
Net (loss) earnings	(5.3)	(22.4)	(8.1)	25.2
Less: Net loss attributable to noncontrolling interests	(4.2)	(2.6)	(9.6)	(21.8)
Net (loss) earnings attributable to Cannae Holdings	$(1.1)	$(19.8)	$1.5	$47.0
Per Share Data:
Net (loss) earnings from continuing operations attributable to Cannae Holdings common shareholders	$(0.03)	$(0.27)	$0.03	$0.69
Net earnings (loss) from discontinued operations attributable to Cannae Holdings common shareholders	$0.01	$(0.01)	$(0.01)	$(0.02)
Basic (loss) earnings per share attributable to Cannae Holdings common shareholders	$(0.02)	$(0.28)	$0.02	$0.67
Diluted
Net (loss) earnings from continuing operations attributable to Cannae Holdings common shareholders	$(0.03)	$(0.27)	$0.03	$0.69
Net earnings (loss) from discontinued operations attributable to Cannae Holdings common shareholders	$0.01	$(0.01)	$(0.01)	$(0.02)
Diluted (loss) earnings per share attributable to Cannae Holdings common shareholders	$(0.02)	$(0.28)	$0.02	$0.67
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Developments
Dun & Bradstreet
In February 2019, we completed our previously announced investment in Dun & Bradstreet for a net investment of $505.6 million in D&B's ultimate parent. Dun & Bradstreet is a leading global provider of business decisioning data and analytics and provides various solutions to help companies improve their operational performance.
In June 2019, we made an additional pro-rata investment of $23.5 million in D&B's ultimate parent. D&B used the proceeds to partially fund its acquisition on July 1, 2019 of Lattice Engines, Inc., an artificial intelligence powered customer data platform used by business-to-business marketing and sales professionals.
Ceridian
During the year ended December 31, 2019, we completed the sale of an aggregate of 9.0 million shares of common stock of Ceridian as part of three separate underwritten secondary public offerings by certain stockholders of Ceridian (the "Ceridian Share Sales"). In connection with the Ceridian Share Sales, we received aggregate proceeds of $477.9 million and recorded a gain of $342.1 million, which is included in Realized gains (losses), net on the Consolidated and Combined Statement of Operations. The recorded gains are net of $21.2 million of losses (exclusive of $4.6 million of income tax benefit) related to reclassification adjustments from Other comprehensive earnings. As of December 31, 2019, we owned 16.4% of the outstanding common stock of Ceridian.
On February 21, 2020, we completed the sale of an additional 3.9 million shares of common stock of Ceridian to a broker pursuant to Rule 144 of the Securities Act of 1933 and received proceeds of $283.7 million. As a result of the sale, we now own 19.8 million shares of Ceridian which represents 13.7% of its outstanding common stock.
Restaurant Group
Blue Ribbon and O'Charley's have entered into plans to sell certain company-owned stores. In conjunction with the plans to sell, $1.6 million and $9.3 million, respectively, of assets are recorded as held for sale and included in Prepaid expenses and other current assets, net as of December 31, 2019 and 2018, respectively.
On March 21, 2019, Blue Ribbon sold its corporate office located in Nashville, Tennessee for net cash proceeds of $13.2 million and entered into a lease agreement with the buyer to lease the office for an initial term of 15 years. The transaction was evaluated and determined not to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. During the year ended December 31, 2019, we reclassified $2.4 million from assets held for sale formerly included in Prepaid expenses and other current assets to reflect the real estate assets in Property and equipment, net on our Consolidated and Combined Balance Sheet as if we were the legal owner. We continue to recognize depreciation expense over the building's estimated useful life. On the date of the sale, we recorded a liability for the financing obligation in the amount of the net cash proceeds of $13.2 million, which is included in Accounts payable and other accrued liabilities, long term on our Consolidated and Combined Balance Sheet.
On December 13, 2019, O'Charley's and a third-party lessor partner closed on the exchange of certain company-owned stores (the "Transferred Properties") held by O'Charley's in exchange for properties owned by the lessor, and previously leased by O'Charley's to operate certain of its stores (the "O'Charley's Exchange"). In conjunction with the O'Charley's Exchange, O'Charley's obtained land with a fair value of $10.5 million and will lease back the Transferred Properties. We continue to account for $6.0 million of property associated with the Transferred Properties as if we were the legal owner which is included in Property and equipment, net on our Consolidated and Combined Balance Sheet. The O'Charley's Exchange was evaluated and determined not to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. On the date of the sale, O'Charley's recorded a liability for the financing obligation in the amount of the lease liability formerly recorded by O'Charley's for the Transferred Properties of $14.6 million, which is included in Accounts payable and other accrued liabilities, long term on our Consolidated and Combined Balance Sheet.
During the year ended December 31, 2019, Blue Ribbon and O'Charley's also sold Blue Ribbon's corporate office located in Denver, Colorado and certain company-owned O'Charley's stores for total gross proceeds of $18.4 million.
On January 27, 2020, Blue Ribbon and its wholly-owned subsidiaries, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Blue Ribbon Reorganization"). The Blue Ribbon Reorganization does not involve or affect the operations of O’Charley’s or 99 Restaurants, which are not part of Blue Ribbon.
Shortly before the Blue Ribbon Reorganization, Blue Ribbon closed 33 underperforming Village Inn and Bakers Square branded stores with 2019 revenue of $47.9 million and historical store-level operating losses.
T-System
On December 31, 2019, we completed our previously announced contribution of T-System Holdings, Inc. ("T-System") into a health care joint venture with an investment vehicle advised by an affiliate of Carlyle Investment Management, L.L.C. (“Carlyle”) and certain other investors with deep health care services experience (the "T-System Contribution"). The joint venture, Coding Solutions, plans to focus on acquiring, integrating and operating synergistic health care services companies in the provider and payer space. On the closing date, subsidiaries of Coding Solutions acquired two other healthcare services companies that provide (1) offshore medical coding solutions for the risk adjustment and provider markets and (2) domestic coding and clinical documentation services to providers.
As a result of the T-System Contribution, we received cash proceeds of $60.8 million for the repayment in full of debt loaned by our consolidated subsidiary to T-System and $14.5 million as consideration for a portion of our shares of T-System. We contributed the remainder of our equity interest in T-System for a 22.7% equity interest in Coding Solutions valued at $60.2 million.
We account for our investment in Coding Solutions under the equity method of accounting and the initial investment value of $60.2 million is included in Investments in unconsolidated affiliates on our Consolidated and Combined Balance Sheet as of December 31, 2019.
QOMPLX
On July 23, 2019, Cannae Holdings, in partnership with Motive Partners, closed on an investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), formerly Fractal Industries, Inc., an intelligent decision and analytics platform used by businesses for modeling and planning. We funded $15.0 million at close and funded an additional $15.0 million in the fourth quarter of 2019. $7.5 million of our investment made in the fourth quarter was for a note receivable convertible into preferred equity. Cannae's total preferred investment represents 18.8% of the outstanding voting equity of QOMPLX. Our Chairman William P. Foley II has joined QOMPLX’s Board of Directors.
Externalization
On August 27, 2019, we announced the execution of definitive documents for the Externalization, which became effective on September 1, 2019, pursuant to which the Company transitioned to an externally managed structure. In connection with the Externalization, the Company, Cannae LLC and the Manager, entered into the Management Services Agreement, which became effective September 1, 2019. The members of the Manager include certain directors and executive officers of the Company. Pursuant to the Management Services Agreement, certain services related to the management of the Company will be conducted by the Manager through the authority delegated to it in the Management Services Agreement and in accordance with the operational objectives and business plans approved by the Company’s Board of Directors. Subject at all times to the supervision and direction of the Board of Directors, the Manager will be responsible for, among other things, (a) managing the day-to-day business and operations of the Company and its subsidiaries, (b) evaluating the financial and operational performance of the Company's subsidiaries and other assets, (c) providing a management team to serve as some of the executive officers of the Company and its subsidiaries and (d) performing (or causing to be performed) any other services for and on behalf of the Company and its subsidiaries customarily performed by executive officers and employees of a public company.
Pursuant to the terms of the Management Services Agreement, Cannae LLC is obligated to pay the Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Cannae LLC will be responsible for paying costs and expenses relating to the Company’s business and operations. Cannae LLC is required to reimburse the Manager for documented expenses of the Manager incurred on the Company’s behalf, including any costs and expenses incurred in connection with the performance of the services under the Management Services Agreement.
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

In connection with such services, so long as Cannae LLC’s profits with respect to a liquidity event (sale or other disposition) involving an investment (as defined in the Operating Agreement) exceed an annualized hurdle rate of 8%, Cannae LLC is obligated to pay carried interest with respect to such investment to the Manager. Generally, where such hurdle is satisfied, carried interest will be paid to the Manager in an amount equal to: 15% of the profits on such investment (calculated as the proceeds of such investment less allocable management fees (as defined in the Operating Agreement) and the cost of such investment) for returns between 1.0x and 2.0x the cost of such investment (plus allocable management fees), and 20% of the profits on such investment for returns exceeding 2.0x the cost of such investment (plus allocable management fees). However, to the extent that, as of the liquidity event, the value of the portfolio of unrealized investments is less than the aggregate cost of such investments, the Manager’s carried interest entitlement will be correspondingly reduced until such time as the investment portfolio has recovered in value.
The Management Services Agreement has an initial term of five years, expiring on September 1, 2024. Pursuant to its terms, the Management Services Agreement will be automatically renewed for one-year terms thereafter unless earlier terminated by either the Company or the Manager in accordance with the terms of the Management Services Agreement.
The Company and Manager began paying fees associated with the Externalization beginning on November 1, 2019.
Equity Fund
On December 12, 2019, we entered into a limited partnership with an investment fund manager designed to opportunistically trade in marketable securities (the "Equity Fund"). We initially contributed $90.9 million of cash in exchange for limited partnership interests in the Equity Fund representing 49.0% of its outstanding equity and a deposit on hand with the Equity Fund. We and the other limited partners of the Equity Fund intend to make pro-rata investments through April 2020. We are committed to invest a total of $245.0 million. Subsequent to December 31, 2019, we invested an additional $100.0 million in the Equity Fund. As of December 31, 2019, $45.3 million of our contribution to the Equity Fund is held on deposit with the Equity Fund until such time as the general partner utilizes the funds and other limited partners make matching pro-rata contributions. The portion of our investment held on deposit is included in Prepaid expense and other current assets on our Consolidated and Combined Balance Sheet as of December 31, 2019. We account for the $45.6 million of our investment that was contributed to the Equity Fund's capital under the equity method of accounting, and such portion is included in Investments in unconsolidated affiliates on our Consolidated and Combined Balance Sheet as of December 31, 2019.
Other Developments
On September 18, 2019, our Board of Directors adopted a resolution increasing to nine the size of our Board of Directors, and elected Mark D. Linehan to serve on our Board of Directors. Mr. Linehan will serve in Class III of our Board of Directors, and his term will expire at the annual meeting of our shareholders to be held in 2020. Mr. Linehan has not been appointed to any committee of our Board.
On December 5, 2019, we completed a public offering of 7,475,000 shares of our common stock pursuant to a prospectus supplement, dated December 3, 2019, and the base prospectus, dated November 27, 2019, included in our registration statement on Form S-3 ASR (File No. 333-235303), which was filed with the Securities and Exchange Commission on November 27, 2019. We received net proceeds from the Offering of approximately $236.0 million, after deducting the underwriting discount and capitalized offering expenses payable by us. We intend to use the net proceeds of the offering to fund future acquisitions, for working capital and general corporate purposes.
On December 24, 2019, we entered into an equity commitment letter with funds associated with Thomas H. Lee Partners L.P. ("THL") pursuant to which Cannae is committed to provide $125.0 million to a partnership (the “AmeriLife Joint Venture”) which will invest in the recapitalization of AmeriLife Group, LLC ("AmeriLife"). Cannae, THL and other investors will provide $617.0 million of aggregate equity financing to the AmeriLife Joint Venture to acquire AmeriLife. We have the option to syndicate a portion of our equity commitment prior to closing and expect to be a minority owner of the AmeriLife Joint Venture. The transaction is expected to close in the first or second quarter of 2020. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions.
Related Party Transactions
Our financial statements for all years presented reflect transactions with FNF. See Note R to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.

Business Trends and Conditions
Dun & Bradstreet
Businesses rely on business-to-business data and analytics providers to extract data-driven insights and make better decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, businesses face increasingly complex and global supply chains, making the assessment of compliance and viability of all suppliers prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the proliferation of CRM, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospecting growth activities. While these tools are helping to fill sales funnels and improve the progression of opportunities, key challenges remain in salesforce productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.
D&B helps its clients solve these mission critical business problems. D&B believes the total addressable market (‘‘TAM’’) in which it operates is large, growing and significantly underpenetrated. IDC estimates worldwide revenues of big data and analytics software to be approximately $67 billion in 2019. Within the broader market of data and analytics solutions, D&B serves a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance markets. As D&B continues to drive innovation in its solutions, it expects to address a greater portion of this TAM as new use cases for its data assets and analytical capabilities are introduced.
D&B believes there are several key trends in the global macroeconomic environment generating additional growth in D&B's TAM and increasing the demand for its solutions, including, growing recognition by business of the value of analytics and data-informed business decisioning, growth in data creation and applications driven by the proliferation of new technologies with new data sets and applications, advances in analytical capabilities that are unlocking the value of data, and heightened compliance requirements in the regulatory environment for business driven by the growth of new technologies.
Ceridian
As of December 31, 2019, we own a 16.4% interest in Ceridian. Ceridian is a global company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. As a result of Ceridian's acquisition of Dayforce Corporation in 2012, which built Dayforce, a cloud HCM solution, Ceridian generally stopped actively selling its bureau solutions to new customers in the United States to focus its resources on expanding the Dayforce platform and growing cloud solutions. Through the year ended December 31, 2019, Ceridian’s cloud revenue is more than double its legacy bureau revenue and continues to grow.
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
Valuation of Goodwill. Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.
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
For the year ended December 31, 2019, we recorded $35.1 million of impairment to goodwill in our former T-System segment and $10.4 million of impairment to goodwill in our Restaurant Group segment as a result of our annual goodwill impairment testing. The impairment charge in our Restaurant Group is a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs, primarily in our Village Inn and Bakers Square branded stores. As a result of the goodwill impairment in the Restaurant Group, the fair value of this reporting unit approximates its carrying value and relatively small decreases in future forecasts or changes in other assumptions could result in additional goodwill impairment. The impairment in our former T-System segment is primarily a result of a decline in earnings multiples from comparable public companies and lower forecasted cash flows for its reporting units. The impairments recorded were calculated as the deficit between the carrying value of the reporting units of each segment compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.

Impairment to goodwill in our former T-System segment is included in Net loss from discontinued operations on the Consolidated and Combined Statement of Operations for the year ended December 31, 2019. See Note N to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report.
For the year ended December 31, 2018, we recorded $26.7 million of impairment to goodwill in our Restaurant Group segment. The impairment charge was a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs. The impairment recorded was calculated as the deficit between the carrying value of a reporting unit of the Restaurant Group segment compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
For the year ended December 31, 2017, we determined that there were no events or circumstances which indicated that the carrying value of goodwill exceeded the fair value and no impairment was recorded.
Valuation of Other Intangible Assets. We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames that are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from 3 to 10 years. Trademarks and tradenames are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life.
Our primary indefinite-lived other intangible assets are the tradenames of our Restaurant Group brands. Tradenames are tested for impairment annually in the fourth quarter (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a tradename below its carrying value. We use a relief from royalty method to determine the fair value of our tradenames, which includes assumptions for growth rates for revenues, tax rates, discount rates and royalty rates. Changes in the factors used in our fair value estimates, including declines in industry or company-specific sales, discount rates used, and royalty rates could have a significant impact on the fair values of our tradenames.
We recorded $17.1 million of impairment expense related to the Village Inn and Bakers square tradenames within our Restaurant Group in the year ended December 31, 2019. We recorded $5.8 million of impairment expense related to a tradename and an abandoned software project in our Restaurant Group in the year ended December 31, 2018. We recorded $2.9 million of impairment expense related to a tradename in our Restaurant Group in the year ended December 31, 2017. The impairments are recorded within Other operating expenses on our Consolidated and Combined Statement of Operations for the years then ended.
During our 2019 other intangible impairment testing of the Restaurant Group's O'Charley's tradename, we determined that the excess of the fair value of the tradename over its book value was nominal. Given that the fair value is not substantially in excess of the book value, relatively small decreases in future revenues from forecasted results or changes in royalty rates or other assumptions could result in impairment of the tradename.
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
Certain Factors Affecting Comparability
Year ended December 31, 2019. On December 31, 2019, we completed the T-System Contribution. As a result of the T-System Contribution, we reclassified the results of operations of T-System to discontinued operations for all periods presented in our Consolidated and Combined Statements of Operations.
Year ended December 31, 2017. On June 6, 2017, we closed on the sale of OneDigital for $560.0 million in an all-cash transaction. As a result of the sale of OneDigital, we reclassified the results of operations of OneDigital to discontinued operations in our Consolidated and Combined Statements of Operations for the year ended December 31, 2017.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Restaurant revenue	$1,043.3	$1,117.8	$1,129.0
Other operating revenue	26.7	29.7	27.6
Total operating revenues	1,070.0	1,147.5	1,156.6
Operating expenses:
Cost of restaurant revenue	912.8	991.3	991.0
Personnel costs	90.3	137.2	95.6
Depreciation and amortization	40.7	46.3	46.2
Other operating expenses, including asset impairments	133.4	91.8	101.3
Goodwill impairment	10.4	26.7	—
Total operating expenses	1,187.6	1,293.3	1,234.1
Operating loss	(117.6)	(145.8)	(77.5)
Other income (expense):
Interest, investment and other income	15.6	6.3	5.3
Interest expense	(17.8)	(4.7)	(7.0)
Realized gains, net	357.7	166.8	4.9
Total other income	355.5	168.4	3.2
Earnings (loss) from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	237.9	22.6	(74.3)
Income tax expense (benefit)	24.2	15.0	(14.2)
Earnings (loss) from continuing operations before equity in (losses) earnings of unconsolidated affiliates	213.7	7.6	(60.1)
Equity in (losses) earnings of unconsolidated affiliates	(115.1)	(16.1)	3.4
Earnings (loss) from continuing operations	98.6	(8.5)	(56.7)
Net (loss) earnings from discontinued operations, net of tax	(51.8)	(2.1)	149.2
Net earnings (loss)	46.8	(10.6)	92.5
Less: Net loss attributable to non-controlling interests	(30.5)	(38.2)	(16.3)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$77.3	$27.6	$108.8
Revenues
Total revenue in 2019 decreased $77.5 million compared to 2018, primarily driven by a decline in revenue in the Restaurant Group segment. Total revenue in 2018 decreased $9.1 million compared to 2017, primarily driven by a decline in revenue in our Restaurant Group segment.
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
Income tax expense (benefit) on continuing operations was $24.2 million, $15.0 million, and $(14.2) million for the years ended December 31, 2019, 2018, and 2017, respectively. The effective tax rate for the years ended December 31, 2019, 2018, and 2017 was 10.2%, 66.4%, and 19.1%, respectively. The change in the effective tax rate in 2019 from 2018 is primarily attributable to the decreased impact of non-deductible executive compensation on pretax income, partially offset by the increased impact of equity losses from unconsolidated affiliates. The increase in the effective tax rate in 2018 from 2017 is primarily attributable to the change in tax laws disallowing the tax deductibility of certain executive compensation. The fluctuation in income tax benefit as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report.
Other
Net realized gains totaled $357.7 million, $166.8 million, and $4.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. The net realized gain for the year ended December 31, 2019 is primarily attributable to $342.1 million of gains on the Ceridian Share Sales and $3.9 million of gains on sales of property in the Restaurant Group. The net realized gain for the year ended December 31, 2018 is primarily attributable to a $92.6 million gain on the sale of Ceridian shares in the fourth quarter of 2018, $63.2 million of realized gains associated with Ceridian's initial public offering and the gain of $24.0 million on the sale of LifeWorks, partially offset by impairment losses of $12.5 million recognized on fixed maturity securities in the 2018 period. The net realized gain for the year ended December 31, 2017 is primarily attributable to the sale of equity securities available for sale.
Equity in earnings (losses) of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Ceridian	$16.4	$(20.5)	$1.9
Dun & Bradstreet	(132.8)	—	—
Other	1.3	4.4	1.5
Total	$(115.1)	$(16.1)	$3.4
Net Earnings
Net earnings attributable to Cannae increased $49.7 million in the year ended December 31, 2019, compared to 2018. Total net earnings attributable to Cannae decreased $81.2 million in the year ended December 31, 2018, compared to 2017.
The change in net earnings is attributable to the factors discussed above and net earnings from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Restaurant revenue	$1,043.3	$1,117.8	$1,129.0
Operating expenses:
Cost of restaurant revenue	912.8	991.3	991.0
Personnel costs	52.1	47.3	52.8
Depreciation and amortization	38.5	44.9	43.6
Other operating expenses, including asset impairments	108.9	86.3	71.1
Goodwill impairment	10.4	26.7	—
Total operating expenses	1,122.7	1,196.5	1,158.5
Operating loss	(79.4)	(78.7)	(29.5)
Other expense:
Interest expense	(5.4)	(16.0)	(6.6)
Realized gains and losses, net	3.9	(2.1)	—
Total other expense	(1.5)	(18.1)	(6.6)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(80.9)	(96.8)	(36.1)
Total revenues for the Restaurant Group segment decreased $74.5 million, or 6.7%, in the year ended December 31, 2019 from 2018. The decrease was primarily driven by decreased revenue related to the closing or sale of 48 company-owned restaurants primarily associated with our O'Charley's, Village Inn and Bakers Square concepts in 2019 and to a lesser extent a decrease in comparable store sales. The decrease was partially offset by increases in the average guest check. Total revenues for the Restaurant Group segment decreased $11.2 million, or 1.0%, in the year ended December 31, 2018 from 2017. The decrease is primarily attributable to a decrease in restaurant sales, primarily driven by closed restaurants, decreased comparable store sales and guest counts overall, partially offset by increases in bakery sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed (0.4)% and 2.6% in the years ended December 31, 2019 and 2018, respectively, from the prior fiscal years. The decrease in 2019 is primarily attributable to lower guest counts partially offset by an increase in the average guest check. Comparable store sales for our O' Charley's brand decreased 2.5% and 2.9% in the years ended December 31, 2019 and 2018, respectively, from the prior fiscal years. Comparable store sales for our Blue Ribbon brands changed as follows for the years ended December 31, 2019 and 2018, respectively, from the prior fiscal years: Village Inn decreased 1.7% and 0.4%, respectively, and Bakers Square changed 3.4% and (0.9)%, respectively. The decrease in both periods at O' Charley's and Village Inn is primarily attributable to decreased guest counts partially offset by an increase in the average guest check. The increase at Bakers Square in 2019 is attributable to increased average guest check, partially offset by a reduction in guest counts.
Other operating expenses increased by $22.6 million, or 26.2%, in the year ended December 31, 2019 from 2018. Other operating expenses increased by $15.2 million, or 21.4%, in the year ended December 31, 2018 from 2017. The increase in both periods is primarily attributable to impairments of other intangible assets and lease assets.
Cost of restaurant revenue decreased $78.5 million, or 7.9%, in the year ended December 31, 2019 from 2018. Cost of restaurant revenue increased $0.3 million, or less than 1.0%, in the year ended December 31, 2018 from 2017. Cost of restaurant revenue as a percentage of restaurant revenue were approximately 87.5%, 88.7%, and 87.8% in the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenues was primarily driven by the closure of underperforming stores with lower margins and higher operating expenses in 2019. The increase in cost of restaurant revenue as a percentage of restaurant revenue in 2018 compared to 2017 was primarily attributable to increased cost of food and labor.
See Note A to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of goodwill impairments in our Restaurant Group.
Loss from continuing operations before income taxes decreased $15.9 million in the year ended December 31, 2019 from 2018. Loss from continuing operations before income taxes increased $60.7 million in the year ended December 31, 2018 from 2017. The change in losses is primarily attributable to the factors discussed above.
Ceridian
We own a 16.4% economic interest in Ceridian. We account for our investment in Ceridian under the equity method of accounting; therefore, its results of operations do not consolidate into ours. Details relating to the results of operations of Ceridian (NYSE: "CDAY") can be found in its periodic filings with the SEC. The audited financial statements of Ceridian can also be found at Exhibit 99.1 to this Annual Report.
Dun & Bradstreet
We own a 24.3% economic interest in Dun & Bradstreet's ultimate parent. We account for our investment in D&B under the equity method of accounting; therefore, its results of operations do not consolidate into ours. The audited financial statements of Dun & Bradstreet's ultimate parent are expected be filed as an amendment to this Annual Report when available.
Summarized financial information is presented below for the ultimate parent of Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated and Combined Balance Sheet and Statement of Operations, respectively. Our net earnings for the year ended December 31, 2019, include our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date we made our initial investment in D&B, through December 31, 2019.

December 31, 2019
(In millions)
Total current assets	$418.6
Goodwill and other intangible assets, net	8,091.9
Other assets	602.1
Total assets	$9,112.6

Current liabilities	$1,090.4
Long-term debt	3,818.9
Other non-current liabilities	1,595.9
Total liabilities	6,505.2
Preferred equity	1,030.6
Total capital	1,576.8
Total liabilities and equity	$9,112.6

Year ended December 31, 2019
(In millions)
Total revenues	$1,413.9
Loss before income taxes	(540.0)
Net loss	(425.8)
Dividends attributable to preferred equity and noncontrolling interest expense	(120.5)
Net loss attributable to Dun & Bradstreet	(546.3)

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Other operating revenue	$26.7	$29.7	$27.6
Operating expenses:
Personnel costs	38.2	89.9	42.8
Depreciation and amortization	2.2	1.4	2.6
Other operating expenses	24.5	5.5	30.2
Total operating expenses	64.9	96.8	75.6
Operating loss	(38.2)	(67.1)	(48.0)
Other income (expense):
Interest, investment and other income	15.6	6.3	5.3
Interest (expense) income	(12.4)	11.3	(0.4)
Realized gains and losses, net	353.8	168.9	4.9
Total other income	357.0	186.5	9.8
Earnings (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	318.8	119.4	(38.2)
Personnel costs decreased $51.7 million, or 57.5%, in the year ended December 31, 2019 compared to 2018, and increased $47.1 million, or 110.1%, in the year ended December 31, 2018 compared to 2017. The change in both periods is primarily driven by a change in investment success bonuses paid related to investment monetization events.
Other operating expenses increased $19.0 million in the year ended December 31, 2019 compared to 2018, and decreased $24.7 million in the year ended December 31, 2018 compared to 2017. The change in both periods is primarily attributable to the inclusion of a $14.8 million elimination of intercompany fees charged to the Restaurant Group in 2018.
Interest and investment income increased $9.3 million, or 147.6%, in the year ended December 31, 2019 compared to 2018. The increase was primarily attributable to $9.1 million of syndication fees earned in relation to our organization of investors for the D&B Acquisition.
Interest expense in the year ended December 31, 2019 consists primarily of interest on our corporate debt instruments. See Note K to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt. Interest expense in the year ended December 31, 2018 consists primarily of eliminations of previously outstanding intercompany debt with our Restaurant Group and T-System.
Net realized gains for the year ended December 31, 2019 is primarily attributable to $342.1 million of gains on the Ceridian Share Sales. Net realized gain for the year ended December 31, 2018 is primarily attributable to a $92.6 million gain on the sale of Ceridian shares in the fourth quarter of 2018, $63.2 million of realized gains associated with Ceridian's initial public offering and the gain of $24.0 million on the sale of LifeWorks, partially offset by impairment losses of $12.5 million recognized on fixed maturity securities in 2018. The net realized gain for the year ended December 31, 2017 is primarily attributable to the sale of equity securities available for sale.
Discontinued Operations
As a result of the T-System Contribution and sale of OneDigital, the financial results of T-System and OneDigital have been reclassified to discontinued operations. See Note N to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further details on amounts included in discontinued operations for all periods presented.
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
As of December 31, 2019, we had cash and cash equivalents of $533.7 million, $0.5 million of short-term investments and $325.0 million of available borrowing capacity under our existing holding company credit facilities. On February 18, 2020, we repaid the remaining $75.0 million outstanding under the Margin Facility and terminated the Amended Loan Agreement. Accordingly, we have no borrowing capacity and all of the Company's holdings of Ceridian common stock have been released from the first priority lien under the Margin Facility. As of February 18, 2020, we have $100.0 million of available borrowing capacity under our existing holding company credit facilities.
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
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2019, 2018, and 2017 were $84.2 million, $22.9 million and $90.7 million, respectively. The increase in cash used in operations of $61.3 million from 2019 to 2018 is primarily attributable to the cash outflow related to amounts on deposit with the Equity Fund. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable. The increase in cash provided by operations of $67.8 million from 2018 to 2017 is primarily attributable to decreased taxes paid of $117.5 million in 2018 compared to 2017, partially offset by cash provided by discontinued operations of $17.3 million in 2017, increased cash bonus expenses of $26.4 million in 2018, and decreased consolidated pretax loss (increased earnings) in 2018. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the years ended December 31, 2019, 2018, and 2017 were $(24.2) million, $186.7 million and $91.7 million, respectively. The decrease in cash provided by investing activities of $210.9 million from 2019 to 2018 is primarily attributable to the D&B Acquisition and other investments, partially offset by proceeds from the Ceridian Share Sales net sales of short term investments. The increase in cash provided by (decrease in cash used in) investing activities of $95.0 million from 2018 to 2017 is primarily attributable to proceeds from the sale of Ceridian shares and LifeWorks in 2018, and decreased outflow for acquisitions in 2018 compared to 2017, partially offset by net purchases of short term investments in 2018 and the sale of One Digital in 2017.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $28.3 million, $15.9 million and $40.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. Capital expenditures in 2019 and 2018 primarily consisted of purchases of property and equipment in our Restaurant Group segment and property improvements at our real estate operations. The increase in expenditures in 2019 compared to 2018 is reflective of an increase in expenditures in our real estate operations, capital expenditures for new stores and maintenance at 99 Restaurants and store maintenance expenditures at O'Charley's, partially offset by a decrease in capital expenditures at Blue Ribbon. The decrease in expenditures in 2018 compared to 2017 is reflective of a decrease in spending in our Restaurant Group segment and decreased spending at OneDigital due to its sale in June 2017.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the years ended December 31, 2019, 2018, and 2017 were $319.1 million, $(86.4) million and $98.2 million, respectively. The increase in cash provided by (decrease in cash used in) financing activities of $405.5 million from 2019 compared to 2018 is primarily attributable to proceeds from our registered offering of shares of our common stock in December 2019 and an increase in net borrowings (net of repayments) in 2019. The decrease in cash provided by (increase in cash used in) financing activities of $184.6 million from 2018 to 2017 is primarily attributable to the payoff of Blue Ribbon's external debt and decreased borrowings in 2018.
Financing Arrangements. In our Restaurant Group, financing arrangements are used both as part of its companies' overall capitalization structure as well as to fund purchases of seasonal inventory in advance of sales. For a description of our historical financing arrangements see Note K to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report.
       Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, lease payments on certain of our premises and equipment and purchase obligations of the Restaurant Group.

See Note B to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our leasing arrangements.
See Note A to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report which is incorporated by reference into this Item 2 of Part I, for further discussion of Blue Ribbon and O'Charley's financing obligations associated with its corporate headquarters and certain of its O'Charley's branded stores and our future obligations to pay our Manager fees under the terms of the Management Services Agreement. Management fees payable to our Manager are based on our cost of invested capital of $923.3 million as of December 31, 2019.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2019 to determine the amount of the obligations.
     As of December 31, 2019, our required annual payments relating to these contractual obligations were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total

Unconditional purchase obligations	$181.9	$74.2	$15.1	$10.3	$9.3	$10.6	$301.4
Operating lease payments	56.1	51.3	40.8	34.0	23.8	97.3	303.3
Notes payable	9.0	7.1	82.1	19.8	0.7	9.4	128.1
Management fees payable to Manager	13.9	13.9	13.9	13.9	11.6	—	67.2
Restaurant Group financing obligations	3.0	3.0	3.1	3.1	3.1	25.6	40.9
Total	$263.9	$149.5	$155.0	$81.1	$48.5	$142.9	$840.9
Capital Stock Transactions. For information on our 2019 Repurchase Program, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S to our Consolidated and Combined Financial Statements included in Item 8 of Part II of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Commodity Price Risk
In our Restaurant Group segment, we are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact the food and beverage costs incurred in our Restaurant Group segment. While our Restaurant Group companies have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and have entered into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated and combined financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to a change in accounting principle for leases due to the adoption of FASB ASC 842, Leases, on January 1, 2019.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the consolidated financial statements of Ceridian HCM Holdings, Inc. (“Ceridian”), the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Ceridian of $309.5 million and $359.7 million as of December 31, 2019 and 2018, respectively, and its equity in earnings (losses) in Ceridian of $16.4 million, $(20.5) million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ceridian, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
Change in Accounting Principle
As discussed in Notes B and S to the financial statements, the Company has changed its method of accounting for leases due to the adoption of FASB ASC 842, Leases, on January 1, 2019.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Other Intangible Assets - Restaurant Group Segment - Refer to Notes A, F, and H to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite lived trademarks and tradename intangible assets (“tradenames”) for impairment involves the comparison of the fair value of each reporting unit or tradename to their respective carrying value.

The Company determines the fair value of its reporting units using a combination of discounted cash flow (“DCF”) analyses and market approaches. The Company determines the fair value of its tradenames using the relief from royalty (“RFR”) method. The determination of fair value using a DCF analysis, the market approach, and the RFR method requires management to make significant assumptions and estimates related to forecasts of future growth rates for revenues, costs, and earnings (collectively the “forecasts”), discount rates, earnings multiples, and royalty rates.
The Company’s goodwill and tradenames balances as of December 31, 2019 totaled $66.1 million and $52.1 million, respectively, and are related to the reporting units within the Restaurant Group segment.
The fair value of one reporting unit within the Restaurant Group segment was below its carrying value as of the annual measurement date, and therefore, the Company recorded a $10.4 million impairment. As a result of this goodwill impairment the fair value of this reporting unit approximates its carrying value and relatively small decreases in future forecasts or changes in other assumptions could result in additional goodwill impairment. The fair value of the Village Inn and Bakers Square tradenames within the Restaurant Group segment were below their respective carrying values, and therefore, the Company recorded $17.1 million of impairments in the period ended December 31, 2019. The fair value of the O'Charley's tradename within the Restaurant Group segment exceeded its carrying value as of the annual measurement date, however, relatively small decreases in future forecasts or changes in royalty rates or other assumptions could result in impairment of the tradename.
Management’s forecasts for this reporting unit and these tradenames involves significant management assumptions and estimates due to deteriorating operating results and cash flows resulting from declining same store sales and increased costs. Therefore, auditing the forecasts for this reporting unit and these tradenames and the related valuation methodologies, discount rate, earnings multiples, and royalty rate valuation assumptions involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts and the selection of the valuation methodologies, discount rate, earnings multiples, and royalty rate valuation assumptions for this reporting unit and these tradenames included the following:

•
We tested the effectiveness of the Company's internal controls over goodwill and tradenames, including internal controls over management’s forecasts and the selection of the valuation methodologies, discount rates, earnings multiples, and royalty rates.

•	We assessed the sensitivity of the Company’s impairment conclusions to changes in the forecasts, discount rates, earnings multiples, and royalty rates.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by: (1) comparing the forecasts to historical results; (2) obtaining supporting evidence for assumptions and estimates related to management’s planned operational initiatives and restructurings that were incorporated into the forecasts; (3) corroborating assumptions and estimates with management’s communications to the Board of Directors; and (4) comparing forecast assumptions and estimates with information included in Company press releases, analyst reports of the Company and companies in its peer group, and restaurant industry reports.

•
With the assistance of our valuation specialists, we evaluated the valuation methodologies, discount rates, earnings multiples, and royalty rates selected by management, by assessing the impact of the uncertainty in management's forecast due to deteriorating operating results and cash flows on these valuation assumptions, testing the underlying market-based source information and the mathematical accuracy of the valuation assumptions, and developing a range of independent valuation assumptions and comparing those to the discount rate, earnings multiples, and royalty rate valuation assumptions selected by management.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 28, 2020

We have served as the Company’s auditor since 2017.

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$533.7	$315.7
Short-term investments	0.5	31.4
Trade receivables	16.0	30.4
Inventory	16.3	22.3
Prepaid expenses and other current assets	64.4	22.1
Current assets of discontinued operations - see Note N	—	29.8
Total current assets	630.9	451.7
Investments in unconsolidated affiliates	836.5	397.2
Lease assets - see Note B	192.9	—
Property and equipment, net	162.6	175.5
Other intangible assets, net	63.1	92.4
Goodwill	66.1	76.5
Fixed maturity securities available for sale, at fair value	19.2	17.8
Deferred tax assets	54.5	23.8
Other long term investments and noncurrent assets	66.4	48.2
Noncurrent assets of discontinued operations - see Note N	—	176.4
Total assets	$2,092.2	$1,459.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$86.4	$95.6
Lease liabilities, current - see Note B	41.5	—
Income taxes payable	37.4	24.3
Deferred revenue, current	26.4	25.8
Notes payable, current	7.0	5.9
Current liabilities of discontinued operations - see Note N	—	8.4
Total current liabilities	198.7	160.0
Lease liabilities, long-term - see Note B	199.7	—
Deferred revenue, long-term	—	—
Notes payable, long-term	120.1	42.2
Accounts payable and other accrued liabilities, long-term	43.9	57.1
Noncurrent liabilities of discontinued operations - see Note N	—	0.5
Total liabilities	562.4	259.8
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2019 and December 31, 2018; issued of 79,727,972 and 72,234,330 shares as of December 31, 2019 and December 31, 2018, respectively; and outstanding of 79,516,833 and 72,223,692 shares as of December 31, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2019 and December 31, 2018	—	—
Retained earnings	143.6	45.8
Additional paid-in capital	1,396.7	1,146.2
Less: Treasury stock, 211,139 and 10,638 shares as of December 31, 2019 and December 31, 2018, respectively, at cost	(5.9)	(0.2)
Accumulated other comprehensive loss	(45.9)	(67.2)
Total Cannae shareholders' equity	1,488.5	1,124.6
Noncontrolling interests	41.3	75.1
Total equity	1,529.8	1,199.7
Total liabilities and equity	$2,092.2	$1,459.5

See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Restaurant revenue	$1,043.3	$1,117.8	$1,129.0
Other operating revenue	26.7	29.7	27.6
Total operating revenues	1,070.0	1,147.5	1,156.6
Operating expenses:
Cost of restaurant revenue	912.8	991.3	991.0
Personnel costs	90.3	137.2	95.6
Depreciation and amortization	40.7	46.3	46.2
Other operating expenses, including asset impairments	133.4	91.8	101.3
Goodwill impairment	10.4	26.7	—
Total operating expenses	1,187.6	1,293.3	1,234.1
Operating loss	(117.6)	(145.8)	(77.5)
Other income (expense):
Interest, investment and other income	15.6	6.3	5.3
Interest expense	(17.8)	(4.7)	(7.0)
Realized gains, net	357.7	166.8	4.9
Total other income	355.5	168.4	3.2
Earnings (loss) from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	237.9	22.6	(74.3)
Income tax expense (benefit)	24.2	15.0	(14.2)
Earnings (loss) from continuing operations before equity in (losses) earnings of unconsolidated affiliates	213.7	7.6	(60.1)
Equity in (losses) earnings of unconsolidated affiliates	(115.1)	(16.1)	3.4
Earnings (loss) from continuing operations	98.6	(8.5)	(56.7)
Net (loss) earnings from discontinued operations, net of tax - see Note N	(51.8)	(2.1)	149.2
Net earnings (loss)	46.8	(10.6)	92.5
Less: Net loss attributable to non-controlling interests	(30.5)	(38.2)	(16.3)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$77.3	$27.6	$108.8

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings (loss) from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$127.6	$29.5	$(40.4)
Net (loss) earnings from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	(50.3)	(1.9)	149.2
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$77.3	$27.6	$108.8
Earnings per share
Basic
Net earnings (loss) per share from continuing operations	$1.77	$0.42	$(0.57)
Net (loss) earnings per share from discontinued operations	(0.70)	(0.03)	2.11
Net earnings per share	$1.07	$0.39	$1.54
Diluted
Net earnings (loss) per share from continuing operations	$1.76	$0.42	$(0.57)
Net (loss) earnings per share from discontinued operations	(0.69)	(0.03)	2.11
Net earnings per share	$1.07	$0.39	$1.54

Weighted average shares outstanding Cannae Holdings common stock, basic basis	72.2	71.2	70.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	72.4	71.3	70.6
See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net earnings (loss)	$46.8	$(10.6)	$92.5
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.1	0.9	(8.7)
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	7.1	(12.0)	8.9
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (3)	19.1	24.0	—
Reclassification of unrealized losses (gains) on investments and other financial instruments, net of tax, included in net earnings (4)	—	7.0	(3.1)
Other comprehensive earnings (loss)	26.3	19.9	(2.9)
Comprehensive earnings	73.1	9.3	89.6
Less: Comprehensive loss attributable to noncontrolling interests	(30.5)	(38.2)	(16.3)
Comprehensive earnings attributable to Cannae	$103.6	$47.5	$105.9

(1)	Net of income tax expense (benefit) of less than $0.1 million, $0.3 million and $(3.1) million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Net of income tax expense (benefit) of $1.9 million, $(3.2) million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Net of income tax benefit of $5.1 million and $6.4 million for the years ended December 31, 2019 and 2018, respectively.

(4)	Net of income tax (benefit) expense of $(1.9) million and $1.9 million for the years ended December 31, 2018 and 2017, respectively.
See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock		Parent Investment in FNFV	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$					Shares	$
			(in millions)
Balance, December 31, 2016	—	$—	$961.6	$—	$—	$(68.1)	$—	$—	$116.3	$1,009.8
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	—	(8.7)	—	—	—	(8.7)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates, net of tax	—	—	—	—	—	8.9	—	—	—	8.9
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	—	(3.1)	—	—	—	(3.1)
Stock-based compensation	—	—	—	0.2	—	—	—	—	0.3	0.5
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Sale of OneDigital	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Contribution of CSA services from FNF	—	—	—	0.1	—	—	—	—	—	0.1
Ceridian stock-based compensation	—	—	—	5.7	—	—	—	—	—	5.7
Net change in Parent investment in FNFV	—	—	(46.0)	—	—	—	—	—	—	(46.0)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
FNF investment	5.7	—	—	100.0	—	—	—	—	—	100.0
FNF contribution of FNFV	64.9	—	(1,024.2)	1,024.2	—	—	—	—	—	—
Net earnings (loss)	—	—	108.6	—	0.2	—	—	—	(16.3)	92.5
Balance, December 31, 2017	70.9	$—	$—	$1,130.2	$0.2	$(71.0)	—	$—	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	—	1.9	—	—	—	—	1.9
Adjustment for adoption of ASU 2018-02	—	—	—	—	16.1	(16.1)	—	—	—	—
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	—	24.0	—	—	—	24.0
Reclassification of unrealized losses on investments and other financial instruments, net of tax, included in net earnings	—	—	—	—	—	7.0	—	—	—	7.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	—	0.9	—	—	—	0.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	—	(12.0)	—	—	—	(12.0)
Stock-based compensation	—	—	—	2.0	—	—	—	—	—	2.0
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Shares issued for investment success bonuses, net of issuance costs	1.0	—	—	19.8	—	—	—	—	—	19.8
Contribution of CSA services from FNF	—	—	—	1.3	—	—	—	—	—	1.3
Ceridian stock-based compensation	—	—	—	6.5	—	—	—	—	—	6.5
Restaurant Group Restructuring	—	—	—	(13.6)	—	—	—	—	15.6	2.0
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	—	4.1	4.1
Net earnings (loss)	—	—	—	—	27.6	—	—	—	(38.2)	(10.6)
Balance, December 31, 2018	72.2	$—	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates, net of tax	—	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	—	7.1	—	—	—	7.1
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	—	19.1	—	—	—	19.1
Proceeds from equity offering, net of offering costs	7.5	—	—	236.0	—	—	—	—	—	236.0
Dun & Bradstreet equity issuance costs	—	—	—	(1.4)	—	—	—	—	—	(1.4)
Treasury stock repurchases	—	—	—	—	—	—	0.2	(4.9)	—	(4.9)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation, consolidated subsidiaries	—	—	—	4.0	—	—	—	—	0.6	4.6
Contribution of CSA services from FNF	—	—	—	1.3	—	—	—	—	—	1.3
Stock-based compensation, unconsolidated affiliates	—	—	—	10.6	—	—	—	—	—	10.6
Deconsolidation of T-System	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Net earnings (loss)	—	—	—	—	77.3	—	—	—	(30.5)	46.8
Balance, December 31, 2019	79.7	$—	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
See Notes to Consolidated and Combined Financial Statements.

CANNAE HOLDINGS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net earnings (loss)	$46.8	$(10.6)	$92.5
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	54.5	61.3	58.1
Equity in losses (earnings) of unconsolidated affiliates	115.1	16.1	(3.4)
Distributions from investments in unconsolidated affiliates	2.0	1.4	—
Realized gains, net	(354.1)	(182.7)	(4.9)
Loss (gain) on sale of consolidated subsidiaries	6.4	—	(276.0)
Impairment of assets	90.8	55.2	9.9
Lease asset amortization	38.8	—	—
Stock-based compensation cost	4.6	21.8	0.5
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	18.2	(7.3)	(1.2)
Net (increase) decrease in inventory, prepaid expenses and other assets	(36.2)	9.5	(12.2)
Net increase in accounts payable, accrued liabilities, deferred revenue and other	8.4	0.9	15.0
Net decrease in lease liabilities	(46.9)	—	—
Net change in income taxes	(32.6)	11.5	31.0
Net cash used in operating activities	(84.2)	(22.9)	(90.7)
Cash flows from investing activities:
Proceeds from sale of equity securities	—	17.7	31.6
Proceeds from sale of Ceridian shares	477.9	152.5	—
Proceeds from sale of LifeWorks	—	56.2	—
Additions to property and equipment and other intangible assets	(28.3)	(15.9)	(40.1)
Purchases of investment securities	—	(3.5)	(1.3)
Investments in unconsolidated affiliates	(45.7)	—	(1.4)
Investments in Dun & Bradstreet, net of capitalized syndication fees	(526.1)	—	—
Proceeds from the sale of other investments	4.8	7.8	1.3
Proceeds from the sale of property and equipment	21.4	4.9	—
Purchases of other long-term investments	(30.0)	(7.4)	(4.3)
Distributions from investments in unconsolidated affiliates	1.0	0.4	1.1
Net proceeds from (purchases of) short term investments	30.9	(31.4)	—
Net other investing activities	3.0	0.1	1.4
Acquisition of T-System, net of cash acquired	—	0.7	(201.6)
Cash proceeds from the T-System Contribution, net of cash transferred - see Note A	66.9	—	—
Proceeds from sale of OneDigital	—	4.6	326.0
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	—	(21.0)
Net cash (used in) provided by investing activities	(24.2)	186.7	91.7
Cash flows from financing activities:
Borrowings, net of debt issuance costs	367.3	33.9	84.4
Debt service payments	(290.8)	(124.1)	(35.8)
Equity offering proceeds, net of capitalized costs	236.0	—	—
Sale of noncontrolling interest in consolidated subsidiary	—	4.1	—
Proceeds from FNF Investment	—	—	100.0
Subsidiary distributions paid to noncontrolling interest shareholders	(0.9)	(0.1)	(0.4)
Payment of contingent consideration for prior period acquisitions	—	—	(4.0)
Proceeds from Blue Ribbon sale and leaseback of corporate office, net of issuance costs - see Note A	13.2	—	—
Payment for shares withheld for taxes and in treasury	(0.8)	(0.2)	—
Purchases of treasury stock	(4.9)	—	—
Equity transactions with Parent, net	—	—	(46.0)
Net cash provided by (used in) financing activities	319.1	(86.4)	98.2
Net increase in cash and cash equivalents	210.7	77.4	99.2
Cash and cash equivalents at beginning of period, including cash of discontinued operations	323.0	245.6	146.4
Cash and cash equivalents at end of period, including cash of discontinued operations	$533.7	$323.0	$245.6

See Notes to Consolidated and Combined Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note A.	Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” "Cannae," or the "Company”) which have been followed in preparing the accompanying Consolidated and Combined Financial Statements.
Description of Business
We are a holding company engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of December 31, 2019 include our minority ownership interests in The Dun & Bradstreet Corporation ("Dun & Bradstreet" or "D&B") and Ceridian HCM Holding, Inc.; majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity and debt investments.
See Note Q Segment Information for further discussion of the businesses comprising our reportable segments.
Split-off of Cannae from FNF
On November 17, 2017, Fidelity National Financial, Inc. (“FNF”) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its portfolio of investments unrelated to its primary insurance and real estate operations, which included majority and minority equity investment stakes in a number of entities and certain fixed income investments. On November 20, 2017, Cannae common stock began “regular-way” trading on The New York Stock Exchange under the “CNNE” stock symbol.
Following the Split-Off, FNF and Cannae operate as separate, publicly-traded companies. In connection with the Split-Off, FNF and Cannae entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a corporate services agreement, a registration rights agreement, a voting agreement and a tax matters agreement.
The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Cannae and FNF with respect to and resulting from the Split-Off. The tax matters agreement provides for the allocation and indemnification of tax liabilities and benefits between FNF and Cannae and other agreements related to tax matters. The voting and registration rights agreements provide for certain appearance and voting restrictions and registration rights on shares of Cannae owned by FNF after consummation of the Split-Off. Pursuant to the corporate services agreement (the "CSA"), FNF will provide Cannae with certain "back office" services including legal, tax, accounting, treasury and investor relations support. FNF will generally provide these services at no-cost for up to three years. Cannae will reimburse FNF for direct, out-of-pocket expenses incurred by FNF in providing these services.
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
All intercompany profits, transactions and balances have been eliminated. Certain of our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they may become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Consolidated and Combined Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated and Combined Balance Sheets in each period.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Management Estimates
The preparation of these Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the carrying amount and depreciation of property and equipment (Note E), the valuation of acquired intangible assets (Note H), fair value measurements (Note C), and accounting for income taxes (Note L). Actual results could differ from estimates.
Recent Developments
Dun & Bradstreet
In February 2019, we completed our previously announced investment in Dun & Bradstreet for a net investment of $505.6 million in D&B's ultimate parent. Dun & Bradstreet is a leading global provider of business decisioning data and analytics and provides various solutions to help companies improve their operational performance.
In June 2019, we made an additional pro-rata investment of $23.5 million in D&B's ultimate parent. D&B used the proceeds to partially fund its acquisition on July 1, 2019 of Lattice Engines, Inc. ("Lattice"), an artificial intelligence powered customer data platform used by business-to-business marketing and sales professionals.
See Note D for further discussion of our accounting for our investment in D&B.
Ceridian
During the year ended December 31, 2019, we completed the sale of an aggregate of 9.0 million shares of common stock of Ceridian as part of three separate underwritten secondary public offerings by certain stockholders of Ceridian (the "Ceridian Share Sales"). In connection with the Ceridian Share Sales, we received aggregate proceeds of $477.9 million and recorded a gain of $342.1 million, which is included in Realized gains (losses), net on the Consolidated and Combined Statement of Operations. The recorded gains are net of $21.2 million of losses (exclusive of $4.6 million of income tax benefit) related to reclassification adjustments from Other comprehensive earnings. As of December 31, 2019, we owned 16.4% of the outstanding common stock of Ceridian.
On February 21, 2020, we completed the sale of an additional 3.9 million shares of common stock of Ceridian to a broker pursuant to Rule 144 of the Securities Act of 1933 and received proceeds of $283.7 million. As a result of the sale, we now own 19.8 million shares of Ceridian which represents 13.7% of its outstanding common stock.
Restaurant Group
On January 27, 2020, American Blue Ribbon Holdings, LLC ("Blue Ribbon") and its wholly-owned subsidiaries, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Blue Ribbon Reorganization"). The Blue Ribbon Reorganization does not involve or affect the operations of O’Charley’s or 99 Restaurants, which are not part of Blue Ribbon. See Note M for further discussion.
Blue Ribbon has entered into plans to sell certain company-owned stores. In conjunction with the plans to sell, $1.6 million and $9.3 million, respectively, of assets are recorded as held for sale and included in Prepaid expenses and other current assets, net as of December 31, 2019 and 2018, respectively.
On March 21, 2019, Blue Ribbon sold its corporate office located in Nashville, Tennessee for net cash proceeds of $13.2 million and entered into a lease agreement with the buyer to lease the office for an initial term of 15 years. The transaction was evaluated and determined not to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. During the year ended December 31, 2019, we reclassified $2.4 million from assets held for sale formerly included in Prepaid expenses and other current assets to reflect the real estate assets in Property and equipment, net on our Consolidated and Combined Balance Sheet as if we were the legal owner. We continue to recognize depreciation expense over the building's estimated useful life. On the date of the sale, Blue Ribbon recorded a liability for the financing obligation in the amount of the net cash proceeds of $13.2 million, which is included in Accounts payable and other accrued liabilities, long term on our Consolidated and Combined Balance Sheet.
On December 13, 2019, O'Charley's and a third-party lessor partner closed on the exchange of certain company-owned stores (the "Transferred Properties") held by O'Charley's in exchange for properties owned by the lessor, and previously leased by O'Charley's to operate certain of its stores (the "O'Charley's Exchange"). In conjunction with the O'Charley's Exchange, O'Charley's obtained land with a fair value of $10.5 million and will lease back the Transferred Properties. We continue to account for $6.0 million of property associated with the Transferred Properties as if we were the legal owner which is included in Property and equipment, net on our Consolidated and Combined Balance Sheet. The O'Charley's Exchange was evaluated and determined not

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

to qualify for sale-leaseback accounting. Accordingly, the transaction is accounted for as a failed sale and leaseback and a financing obligation. On the date of the sale, O'Charley's recorded a liability for the financing obligation in the amount of the lease liability formerly recorded by O'Charley's for the Transferred Properties of $14.6 million, which is included in Accounts payable and other accrued liabilities, long term on our Consolidated and Combined Balance Sheet.
During the year ended December 31, 2019, Blue Ribbon and O'Charley's sold Blue Ribbon's corporate office located in Denver, Colorado and certain company-owned O'Charley's stores for total gross proceeds of $18.4 million.
T-System
On December 31, 2019, we completed our previously announced contribution of T-System Holdings, Inc. ("T-System") into a health care joint venture with an investment vehicle advised by an affiliate of Carlyle Investment Management, L.L.C. (“Carlyle”) and certain other investors with deep health care services experience (the "T-System Contribution"). The joint venture, Coding Solutions Topco, Inc. (“Coding Solutions”) will focus on acquiring, integrating and operating synergistic health care services companies in the provider and payer space. On the closing date, subsidiaries of Coding Solutions acquired two other healthcare services companies that provide (1) offshore medical coding solutions for the risk adjustment and provider markets and (2) domestic coding and clinical documentation services to providers.
As a result of the T-System Contribution, Cannae received cash proceeds of $60.8 million for the repayment in full of debt loaned by a consolidated subsidiary of Cannae to T-System and $14.5 million as consideration for a portion of its shares of T-System. Cannae contributed the remainder of its equity interest in T-System for a 22.7% equity interest in Coding Solutions valued at $60.2 million based on the terms of the agreement with Carlyle.
See Note N for further discussion of the T-System Contribution.
We account for our investment in Coding Solutions under the equity method of accounting and the initial investment value of $60.2 million is included in Investments in unconsolidated affiliates on our Consolidated and Combined Balance Sheet as of December 31, 2019.
QOMPLX
On July 23, 2019, Cannae Holdings, in partnership with Motive Partners, closed on an investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), formerly Fractal Industries, Inc., an intelligent decision and analytics platform used by businesses for modeling and planning. We funded $15.0 million at close and funded an additional $15.0 million in the fourth quarter of 2019. $7.5 million of our investment made in the fourth quarter was for a note receivable convertible into preferred equity. Both the preferred equity and note receivable investments are included in Other long term investments and noncurrent assets on our Consolidated and Combined Balance Sheet. Cannae's total preferred investment represents 18.8% of the outstanding voting equity of QOMPLX. Our Chairman William P. Foley II has joined QOMPLX’s Board of Directors.
See Note D for further discussion of our accounting for our investment in QOMPLX.
Externalization
On August 27, 2019, we announced the execution of definitive documents, which became effective on September 1, 2019, pursuant to which the Company transitioned to an externally managed structure (such externalization of certain management functions, the “Externalization”). In connection with the Externalization, the Company, Cannae Holdings, LLC, a Delaware limited liability company and a subsidiary of the Company (“Cannae LLC”), and Trasimene Capital Management, LLC, a Delaware limited liability company (the “Manager”), entered into a Management Services Agreement (the “Management Services Agreement”), which became effective September 1, 2019. The members of the Manager include certain directors and executive officers of the Company. Pursuant to the Management Services Agreement, certain services related to the management of the Company will be conducted by the Manager through the authority delegated to it in the Management Services Agreement and in accordance with the operational objectives and business plans approved by the Company’s Board of Directors. Subject at all times to the supervision and direction of the Board of Directors, the Manager will be responsible for, among other things, (a) managing the day-to-day business and operations of the Company and its subsidiaries, (b) evaluating the financial and operational performance of the Company's subsidiaries and other assets, (c) providing a management team to serve as some of the executive officers of the Company and its subsidiaries and (d) performing (or causing to be performed) any other services for and on behalf of the Company and its subsidiaries customarily performed by executive officers and employees of a public company.
Pursuant to the terms of the Management Services Agreement, Cannae LLC is obligated to pay the Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Cannae LLC will be responsible for paying costs and expenses relating to the Company’s business and operations. Cannae LLC is required to reimburse the Manager for documented expenses of the Manager incurred on

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

the Company’s behalf, including any costs and expenses incurred in connection with the performance of the services under the Management Services Agreement.
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
In connection with such services, so long as Cannae LLC’s profits with respect to a liquidity event (sale or other disposition) involving an investment (as defined in the Operating Agreement) exceed an annualized hurdle rate of 8%, Cannae LLC is obligated to pay carried interest with respect to such investment to the Manager. Generally, where such hurdle is satisfied, carried interest will be paid to the Manager in an amount equal to 15% of the profits on such investment (calculated as the proceeds of such investment less allocable management fees (as defined in the Operating Agreement) and the cost of such investment) for returns between 1.0x and 2.0x the cost of such investment (plus allocable management fees), and 20% of the profits on such investment for returns exceeding 2.0x the cost of such investment (plus allocable management fees). However, to the extent that, as of the liquidity event, the value of the portfolio of unrealized investments is less than the aggregate cost of such investments, then the Manager’s carried interest entitlement will be correspondingly reduced until such time as the investment portfolio has recovered in value.
The Management Services Agreement has an initial term of five years, expiring on September 1, 2024. Pursuant to its terms, the Management Services Agreement will be automatically renewed for one-year terms thereafter unless earlier terminated by either the Company or the Manager in accordance with the terms of the Management Services Agreement.
The Company and Manager began paying fees associated with the Externalization on November 1, 2019.
Equity Fund
On December 12, 2019, we entered into a limited partnership with an investment fund manager designed to opportunistically trade in marketable securities (the "Equity Fund"). We initially contributed $90.9 million of cash in exchange for limited partnership interests in the Equity Fund representing 49.0% of its outstanding equity and a deposit on hand with the Equity Fund. Cannae and the other limited partners of the Equity Fund intend to make pro-rata investments through April 2020. We are committed to invest a total of $245.0 million. Subsequent to December 31, 2019, we invested an additional $100.0 million in the Equity Fund. As of December 31, 2019, $45.3 million of our contribution to the Equity Fund is held on deposit with the Equity Fund until such time as the general partner utilizes the funds and other limited partners make matching pro-rata contributions. Our investment held on deposit is included in Prepaid expense and other current assets on our Consolidated and Combined Balance Sheet as of December 31, 2019. We account for the $45.6 million of our investment which was contributed to the Equity Fund's capital under the equity method of accounting and such portion is included in Investments in unconsolidated affiliates on our Consolidated and Combined Balance Sheet as of December 31, 2019.
Other Developments
On September 18, 2019, the Board of Directors of the Company adopted a resolution increasing to nine the size our Board of Directors to nine, and elected Mark D. Linehan to serve on our Board of Directors. Mr. Linehan will serve in Class III of our Board of Directors, and his term will expire at the annual meeting of our shareholders to be held in 2020. Mr. Linehan has not been appointed to any committee of our Board.
On December 5, 2019, we completed a public offering of 7,475,000 shares of our common stock pursuant to a prospectus supplement, dated December 3, 2019, and the base prospectus, dated November 27, 2019, included in our registration statement on Form S-3 ASR (File No. 333-235303), which was filed with the Securities and Exchange Commission on November 27, 2019. We received net proceeds from the Offering of approximately $236.0 million, after deducting the underwriting discount and capitalized offering expenses payable by the Company. We intend to use the net proceeds of the offering to fund future acquisitions and for working capital and general corporate purposes.
On December 24, 2019, we entered into an equity commitment letter with funds associated with Thomas H. Lee Partners L.P. ("THL") pursuant to which Cannae is committed to provide $125.0 million to a partnership (the “AmeriLife Joint Venture”) which will invest in the recapitalization of AmeriLife Group, LLC ("AmeriLife"). Cannae, THL and other investors will provide $617.0 million of aggregate equity financing to the AmeriLife Joint Venture to acquire AmeriLife. We have the option to syndicate a portion of our equity commitment prior to closing and expect to be a minority owner of the AmeriLife Joint Venture. The transaction

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

is expected to close in the first or second quarter of 2020. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions.
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
Restricted Cash
The Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Consolidated and Combined Balance Sheet as of December 31, 2019 is $11.4 million of such restricted cash. There was no restricted cash as of December 31, 2018.
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
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity securities, which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on available for sale securities are determined to be other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are considered other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.
Fair Value of Financial Instruments
The fair values of financial instruments presented in the Consolidated and Combined Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Note C for further details.
Trade Receivables
Trade receivables on the Consolidated and Combined Balance Sheets for the Restaurant Group consists primarily of billings to third-party customers of Blue Ribbon's bakery business, business to business gift card sales, insurance-related reimbursement, rebates, tenant improvement allowances, and billings to franchisees for royalties, initial and renewal fees, equipment sales and rent. Trade receivables are recorded net of an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses related to existing receivables.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of cash on deposit with the Equity Fund, prepaid operating expenses, the current portion of notes receivable and other miscellaneous current assets.
Other long term investments and non-current assets
Other long-term investments consist of land held for investment purposes and investments in equity securities without a readily determinable fair value. Land is carried at historical cost. See Note D for further discussion of our accounting for equity securities without a readily determinable fair value.
Other non-current assets include notes receivable from third-parties and other miscellaneous non-current assets.
Leases
Refer to Note B.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in business combinations. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist that will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.
For the year ended December 31, 2019 we recorded $35.1 million of impairment to goodwill in our former T-System segment and $10.4 million of impairment to goodwill in our Restaurant Group segment. The impairment in our former T-System segment is primarily a result of a decline in earnings multiples from comparable public companies and lower forecasted cash flows for its reporting units. The impairment charge in our Restaurant Group is a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs, primarily in our Village Inn and Bakers Square branded stores. The impairments recorded were calculated as the deficit between the carrying value of the reporting units of each segment compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
Impairment to goodwill in our former T-System segment is included in Net loss from discontinued operations on the Consolidated and Combined Statement of Operations for the year ended December 31, 2019. See Note N.
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
For the year ended December 31, 2017, we determined that there were no events or circumstances which indicated that the carrying value of goodwill exceeded the fair value and no impairment was recorded.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames that are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from three to ten years. Trademarks and tradenames are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

We recorded $17.1 million of impairment expense related to the Village Inn and Bakers Square tradenames within our Restaurant Group in the year ended December 31, 2019. We recorded $5.8 million of impairment expense related to a tradename and an abandoned software project in our Restaurant Group in the year ended December 31, 2018. We recorded $2.9 million of impairment expense related to a tradename in our Restaurant Group in the year ended December 31, 2017. The impairments are recorded within Other operating expenses on our Consolidated and Combined Statement of Operations for the years then ended.
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
In our Restaurant Group, all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest, are capitalized. Direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment are also capitalized. In addition, for each new restaurant and re-branded restaurant, a portion of the internal direct costs of its real estate and construction department are also capitalized.
Property and equipment are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $6.6 million, $8.1 million, and $6.9 million of impairment expense related to Property and equipment in our Restaurant Group segment in the years ended December 31, 2019, 2018 and 2017, respectively, which is recorded within Other operating expenses on our Consolidated and Combined Statement of Operations for the years then ended.
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2019, our Restaurant Group companies were committed under letters of credit totaling $16.3 million issued primarily in connection with casualty insurance programs.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Revenue Recognition
Refer to Note U.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2019, 2018, and 2017, the Company incurred $30.0 million, $34.7 million, and $35.5 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated and Combined Statements of Operations.
Comprehensive Earnings
We report comprehensive earnings in accordance with GAAP on the Consolidated and Combined Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to realized losses and are included in Realized gains and losses, net on the Consolidated and Combined Statements of Operations. Our policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment).
Changes in the balance of other comprehensive earnings by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2017	$(6.9)	$(64.1)	$(71.0)
Other comprehensive earnings (loss)	0.9	(12.0)	(11.1)
Adjustment for adoption of ASU 2018-02	(1.6)	(14.5)	(16.1)
Reclassification adjustments	7.0	24.0	31.0
Balance December 31, 2018	(0.6)	(66.6)	(67.2)
Other comprehensive earnings	0.1	7.1	7.2
Cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	(5.0)	(5.0)
Reclassification adjustments	—	19.1	19.1
Balance December 31, 2019	$(0.5)	$(45.4)	$(45.9)

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
In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

computation of diluted earnings per share. For the year ended December 31, 2019 and 2018, no antidilutive shares were outstanding. For the year ended December 31, 2017, 0.1 million shares of restricted stock were excluded from the calculation of diluted earnings per share as they were antidilutive.
Note B.         Leases
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach. Prior years continue to be reported under Accounting Standards Codification ("ASC") Topic 840. See Note S for further discussion of the current period effects of adoption of Topic 842.
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated and Combined Balance Sheet as of December 31, 2019.
Our material operating leases range in term from one year to eighteen years. As of December 31, 2019, the weighted-average remaining lease term of our operating leases was approximately eight years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our operating lease agreements do not contain any material buyout options, residual value guarantees or restrictive covenants.
Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We include options to renew, not to exceed a total lease term of twenty years, in our measurement of right-of-use assets and lease liabilities when they are considered reasonably certain of exercise. We consider a lease probable for renewal when the duration of the lease extensions are in the foreseeable future and related to assets for which continued use is reasonably assured.
Excluding certain immaterial classes of leases in our Restaurant Group, we do not separate lease components from non-lease components for any of our right of use assets.
Our operating lease liabilities are determined by discounting future lease payments using a discount rate which represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of December 31, 2019, the weighted-average discount rate used to determine our operating lease liabilities was 7.67%.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. $58.5 million of operating lease costs are included in Cost of restaurant revenue on the Consolidated and Combined Statement of Operations for the year ended December 31, 2019.
During the year ended December 31, 2019, we recorded impairment expense of $21.1 million related to lease assets in our Restaurant Group which is recorded within Other operating expenses on our Consolidated and Combined Statement of Operations.
We do not have any material short term lease costs, variable lease costs, or sublease income.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2019 are as follows (in millions):

2020	$56.1
2021	51.3
2022	40.8
2023	34.0
2024	23.8
Thereafter	97.3
Total lease payments, undiscounted	$303.3
Less: discount	62.1
Total operating lease liability as of December 31, 2019, at present value	$241.2
Less: operating lease liability as of December 31, 2019, current	41.5
Operating lease liability as of December 31, 2019, long term	$199.7

Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018, excluding payments related to T-System which is now reflected in discontinued operations, are as follows (in millions):

2019	$61.3
2020	57.0
2021	51.3
2022	40.7
2023	34.1
Thereafter	133.2
Total future minimum operating lease payments	$377.6

Rent expense incurred under operating leases during the years ended December 31, 2018 and 2017 recorded pursuant to ASC Topic 840 was $60.8 million and $61.7 million, respectively. No abandoned lease charges were recorded in the years ended December 31, 2018 or 2017.

Note C.	Fair Value Measurements
The fair value hierarchy established by the accounting standards on fair value measurements includes three levels, which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Consolidated and Combined Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$19.2	$19.2
Total assets	$—	$—	$19.2	$19.2

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$17.8	$17.8
Total assets	$—	$—	$17.8	$17.8

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 14.8% to 16.0% and had a weighted average of 16.0% as of December 31, 2019. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of December 31, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis.

Corporate debt
securities
Fair value, December 31, 2017	$—
Transfers from Level 2	21.4
Paid-in-kind dividends (1)	0.3
Accretion of original purchase discount (1)	0.7
Impairment (2)	(12.5)
Reclassification of impairment previously included in other comprehensive earnings to net earnings	7.9
Fair value, December 31, 2018	$17.8
Paid-in-kind dividends (1)	0.2
Impairment (2)	(0.4)
Net valuation gain included in other comprehensive earnings (3)	1.6
Fair value, December 31, 2019	$19.2
(1) Included in Interest and investment income on the Consolidated and Combined Statements of Operations
(2) Included in Realized gains, net on the Consolidated and Combined Statements of Operations
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated and Combined Statements of Comprehensive Earnings

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. For the year ended December 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the service provider and in the valuation technique used to value our corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period in which they occur.
All of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2019 and 2018 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K.
Note D.        Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2019 and 2018 consisted of the following (in millions):

	Ownership at December 31, 2019	2019	2018
Dun & Bradstreet	24.3%	$385.9	$—
Ceridian	16.4%	309.5	359.7
Other	various	141.1	37.5
Total		$836.5	$397.2

Equity in earnings (losses) of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Ceridian	$16.4	$(20.5)	$1.9
Dun & Bradstreet	(132.8)	—	—
Other	1.3	4.4	1.5
Total	$(115.1)	$(16.1)	$3.4

Dun & Bradstreet
Of our previously disclosed $900.0 million commitment to purchase common equity of the ultimate parent of D&B, we retained and funded a $505.6 million investment (the "D&B Investment"), representing 24.5% of the outstanding common equity of Dun & Bradstreet's ultimate parent, and syndicated the remainder to other investors. We funded the D&B Investment through a combination of cash on hand and borrowings on the Margin Loan and FNF Revolver (each, as defined below in Note F). On the closing date, we recorded income of $9.1 million for syndication fees from D&B which is recorded in Other income in our Consolidated and Combined Statement of Operations for the year ended December 31, 2019. We also recorded a reduction in our investment of $2.9 million for our ratable portion of the syndication fees capitalized as equity issuance costs by Dun & Bradstreet.
In April and August 2019, we syndicated an additional $2.6 million and $0.5 million, respectively, of our D&B Investment to other investors. The syndications resulted in a reduction in the Company's ownership to 24.3% of the outstanding common equity of Dun & Bradstreet's ultimate parent.
On June 27, 2019, we made an additional pro-rata investment of $23.5 million in D&B's ultimate parent. Dun & Bradstreet used the proceeds to partially fund its acquisition of Lattice (see Note A).

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Summarized financial information for the ultimate parent of Dun & Bradstreet, Star Parent, L.P, for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Consolidated and Combined Balance Sheets and Statements of Operations, respectively, is presented below. Our net earnings for the year ended December 31, 2019 include the Company’s equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date of the D&B Investment, through December 31, 2019.

December 31, 2019
(In millions)
Total current assets	$418.6
Goodwill and other intangible assets, net	8,091.9
Other assets	602.1
Total assets	$9,112.6

Current liabilities	$1,090.4
Long-term debt	3,818.9
Other non-current liabilities	1,595.9
Total liabilities	6,505.2
Preferred equity	1,030.6
Total capital	1,576.8
Total liabilities and equity	$9,112.6

Year ended December 31, 2019
(In millions)
Total revenues	$1,413.9
Loss before income taxes	(540.0)
Net loss	(425.8)
Dividends attributable to preferred equity and noncontrolling interest expense	(120.5)
Net loss attributable to Dun & Bradstreet	(546.3)

Ceridian
Based on quoted market prices, the aggregate value of our ownership of Ceridian common stock was $1.6 billion as of December 31, 2019.
As of December 31, 2019, we hold less than 20% of the outstanding common equity of Ceridian but continue to account for our investment under the equity method because we continue to exert significant influence through our 16.4% ownership, representation on its board of directors and, in combination with other of its equity sponsors, control of the size of its board of directors.
Available for Sale Securities
The carrying amounts and fair values of our available for sale securities at December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$19.2	$19.6	$0.7	$(1.1)	$19.2
Total	$19.2	$19.6	$0.7	$(1.1)	$19.2

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$17.8	$18.8	$0.9	$(1.9)	$17.8
Total	$17.8	$18.8	$0.9	$(1.9)	$17.8

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of December 31, 2019, $16.9 million of our fixed maturity securities are corporate debt securities with a maturity of greater than one year, but less than five years, and $2.3 million are corporate debt securities with a maturity of less than 1 year. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 were as follows (in millions):

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.8	$(1.1)
Total temporarily impaired securities	$10.8	$(1.1)

During the year ended December 31, 2019 and 2018, we incurred $0.4 million and $12.5 million, respectively, of other-than-temporary impairment charges relating to corporate debt securities, which is included in Realized gains (losses), net on the Consolidated and Combined Statements of Operations. The impairments recorded relate to a corporate debt holding that has experienced a prolonged period of declining earnings and which we are uncertain of our ability to recover our initial investment. The entire loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings.
During the year ended December 31, 2017 we incurred no other-than-temporary impairment charges relating to available for sale investments.
As of December 31, 2019, we held $2.2 million of corporate debt securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Short-term Investments
Short-term investments consist primarily of commercial paper and short-duration U.S. agency securities, which have an original maturity of greater than three months but less than one year. Short-term investments are carried at amortized cost, which approximates fair value.
Investments Without Readily Determinable Fair Values
We account for our investment in QOMPLX's preferred equity as an investment in equity securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2019, we have $22.5 million recorded for our investment in the preferred equity of QOMPLX. We have not recorded any upward or downward adjustments to our investment in QOMPLX's preferred equity.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note E.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2019	2018
	(In millions)
Furniture, fixtures and equipment	$166.0	$190.0
Leasehold improvements	158.9	137.8
Land	40.6	34.4
Buildings	28.9	27.2
Other	6.1	2.4
	400.5	391.8
Accumulated depreciation and amortization	(237.9)	(216.3)
	$162.6	$175.5

Depreciation expense on property and equipment was $35.8 million, $38.0 million, and $41.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note F.	Goodwill
Goodwill consists of the following:

	Restaurant Group	Corporate and Other	Total
	(in millions)
Balance, December 31, 2017	$103.2	$—	$103.2
Impairment	(26.7)	—	(26.7)
Balance, December 31, 2018	$76.5	$—	$76.5
Impairment	(10.4)	—	(10.4)
Balance, December 31, 2019	$66.1	$—	$66.1

Note G.	Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2019, 2018 and 2017, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2019 and 2018, of which we are not the primary beneficiary:

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

	2019		2018
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	440.2	440.2	9.2	9.2

Investments in Unconsolidated Affiliates
The Company holds variable interests in certain unconsolidated affiliates, outlined in the table above, which are primarily comprised of Dun & Bradstreet (see Note D), the Equity Fund and, to a lesser extent, funds that hold minority ownership interests primarily in healthcare-related entities. The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The assets are included in investments in unconsolidated affiliates on the Consolidated and Combined Balance Sheets and accounted for under the equity method of accounting.

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2019	2018
	(In millions)
Trademarks and tradenames	$53.9	$71.0
Software	17.1	17.0
Franchise rights	7.2	7.2
Customer relationships and contracts	5.2	5.2
Other	—	44.2
	83.4	144.6
Accumulated amortization	(20.3)	(52.2)
	$63.1	$92.4

Amortization expense for amortizable intangible assets, which consist primarily of software, franchise rights, and customer relationships and contracts, was $4.9 million, $8.3 million, and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2019, is $3.7 million in 2020, $2.7 million in 2021, $0.9 million in 2022, $0.7 million in 2023 and $0.7 million in 2024. As of December 31, 2019 and 2018, we had $52.1 million and $69.2 million, respectively of indefinite-lived tradenames.

Note I.	Inventory
Inventory consists of the following:

	December 31,
	2019	2018
	(In millions)
Bakery inventory:
Raw materials	$2.8	$6.8
Semi-finished and finished goods	3.6	5.6
Packaging	1.2	2.4
Obsolescence reserve	(0.9)	(3.0)
Total bakery inventory	6.7	11.8
Restaurant and other inventory	9.4	10.3
Other, non-restaurant inventory	0.2	0.2
Total inventory	$16.3	$22.3

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note J.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current consist of the following:

	December 31,
	2019	2018
	(In millions)
Accrued payroll and employee benefits	$25.3	$22.8
Trade accounts payable	19.6	23.0
Accrued casualty insurance expenses	13.3	16.7
Tax liabilities, excluding income taxes payable	11.9	13.4
Other accrued liabilities	16.3	19.7
	$86.4	$95.6
Accounts payable and other accrued liabilities, long term consist of the following:

	December 31,
	2019	2018
	(In millions)
Restaurant Group Financing Obligations	$27.5	$—
Unfavorable lease liability and rent payable	—	34.9
Other accrued liabilities	16.4	22.2
	$43.9	$57.1

Note K.	Notes Payable
Notes payable consists of the following:

	December 31,
	2019	2018
	(In millions)
99 Term Loan	30.9	36.1
99 Revolver	3.0	—
DLOC Loan	—	—
Margin Facility	75.0	—
FNF Revolver	—	—
Brasada Interstate Loans	13.4	11.7
Other	4.8	0.3
Notes payable, total	$127.1	$48.1
Less: Notes payable, current	7.0	5.9
Notes payable, long term	$120.1	$42.2

At December 31, 2019, the carrying value of our outstanding notes payable approximated fair value. The respective carrying values of the loans under the 99 Restaurants Credit Facility and the B Note, Development Loan and Line of Credit Loan pursuant to the Interstate Credit Agreement, each as defined below, approximate fair value as they are variable rate instruments with monthly reset periods which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of December 31, 2019.
Notes Payable
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

“DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. The 99 Restaurants Credit Facility also allows for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt from Fifth Third Bank as the administrative agent. The obligations of the 99 Restaurants LLC under the 99 Restaurants Credit Facility are guaranteed by 99 Restaurants. The 99 Restaurants Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Borrower’s creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The 99 Restaurants Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). The 99 Restaurants Credit Facility provides that, upon the occurrence of an event of default, Fifth Third Bank, as administrative agent, may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to Fifth Third Bank or the lenders under the loan documents. Proceeds of $36.2 million for the 99 Term Loan were received at closing and primarily used to repay the remaining balance outstanding under an intercompany credit facility. As of December 31, 2019, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 5.25% and 5.38%, respectively, and there is $22.0 million available to borrow under the 99 Revolver and DLOC Loan. On February 26, 2020, 99 Restaurants repaid $10.0 million of the outstanding balance under the 99 Term Loan.
On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Original Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. On December 18, 2019, the Borrower entered into an Amended and Restated Margin Loan Agreement (the “Amended Loan Agreement”) with the lenders thereto, the Administrative Agent, and others which amended the Original Loan Agreement. Pursuant to the Amended Loan Agreement, the Borrower may borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. Interest on term loans under the Margin Facility is payable in-kind or cash at the Borrower's election. The Original Loan Agreement was secured by a first priority lien on 25.0 million shares of Ceridian held by the Company which was contributed to the Borrower prior to any draws under the Margin Facility. On November 13, 2019 and December 18, 2019, 5,000,000 and 200,000 shares, respectively, of Ceridian were released from such lien. Accordingly, the Amended Loan Agreement is secured by a first priority lien on 19,800,000 shares of Ceridian. The Margin Facility is subject to maintenance and margin LTV ratios pursuant to which the Borrower will be required to maintain a certain loan to value ratio (based on the value of Ceridian common stock held by Borrower). In the event that this ratio is not maintained, the Borrower must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the term loans thereunder. The Amended Loan Agreement contains customary representations and warranties, covenants, event-of-default, and margin maintenance provisions for financings of this nature which, subject to certain terms and conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding term loans under the Margin Facility upon occurrence. On December 18, 2019, the Borrower repaid $75.0 million of the outstanding balance under the Margin Facility. As of December 31, 2019, $75.0 million was outstanding under the Margin Facility which accrues interest at a rate of 4.7% and there was $225 million available to borrow under the Margin Facility.
On February 18, 2020, we repaid the remaining $75.0 million outstanding under the Margin Facility and terminated the Amended Loan Agreement. Accordingly, we have no borrowing capacity and all of the Company's holdings of Ceridian common stock have been released from the first priority lien under the Margin Facility.
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae ("NV Brasada"), entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the "Interstate Credit Agreement") originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Interstate Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million the ("C Note") and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million "A Note", which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million "B Note", which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. NV Brasada makes equal monthly payments of principal and interest under the Acquisition Loan. Each of the Development Loan and the Line of Credit Loan accrue interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and mature on the second anniversary of the respective issuances thereof. NV Brasada makes equal monthly payments of interest under the Development Loan and the Line of Credit Loan. The Interstate Loans are secured by certain single-family residential lots that can be sold for construction, owned by NV Brasada, and certain other

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

operating assets owned by NV Brasada. The Company does not provide any guaranty or stock pledge under the Interstate Credit Agreement. As of December 31, 2019, there was $13.4 million, net of debt issuance costs, outstanding under the Interstate Credit Agreement; the B Note and Line of Credit Loan incurred interest at 3.97%; the C Note had $2.1 million outstanding and incurred interest at 3.94%; and there was $3.8 million of aggregate borrowing capacity under the Development Loan and Line of Credit Loan.
On August 19, 2014, Blue Ribbon entered into a credit agreement (the “Blue Ribbon Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender, Bank of America, N.A. as syndication agent and the other financial institutions party thereto. In March 2018, the borrowings outstanding under the Blue Ribbon Credit Facility was assigned to Cannae and subsequently paid off in its entirety.
FNF Revolver
On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the FNF Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. On February 7, 2019, we drew the $100.0 million available and used the proceeds to fund, in part, the Dun & Bradstreet Investment. On June 12, 2019 we repaid to FNF the $100.0 million outstanding under the FNF Revolver. On July 5, 2019, we again drew the $100.0 million available and used the proceeds for general corporate purposes. On September 11, 2019, we again repaid to FNF the $100.0 million outstanding amount under the FNF Revolver. As of December 31, 2019, there was no outstanding balance and $100.0 million of available borrowing capacity under the FNF Revolver.

Gross principal maturities of notes payable at December 31, 2019 are as follows (in millions):
2020	$9.0
2021	7.1
2022	82.1
2023	19.8
2024	0.7
Thereafter	9.4
$128.1

Note L.	Income Taxes
 Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Current	$64.7	$27.3	$(28.4)
Deferred	(40.5)	(12.3)	14.2
	$24.2	$15.0	$(14.2)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

 A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	(0.2)	3.6	3.1
Tax credits	(2.6)	(22.7)	8.7
Valuation allowance	0.5	—	6.0
Non-deductible expenses and other, net	0.1	0.2	(4.4)
Non-deductible executive compensation	1.8	67.5	—
Dividends received deduction	—	(34.0)	—
Noncontrolling interests	2.6	35.5	(7.7)
Basis difference in investments	(2.8)	—	—
Tax Reform	—	0.4	(13.4)
Other	(1.0)	3.8	(3.8)
Effective tax rate excluding equity investments	19.4%	75.3%	23.5%
Equity investments	(9.2)	(8.9)	(4.4)
Effective tax rate	10.2%	66.4%	19.1%

The Company’s effective tax rate at December 31, 2019, 2018, and 2017 is 10.2%, 66.4% and 19.1%, respectively. The decrease from 2019 to 2018 primarily relates to the decreased impact of non-deductible executive compensation on pretax income. The increase in 2018 from 2017 primarily relates to increased non-deductible executive compensation expense which was partially offset by a dividends received deduction. Additionally, the impact of the non-controlling interests, permanent items, and tax credits on pretax income was greater in 2018 than the impact of those same items on pretax earnings and losses in 2019 and 2017, respectively.
The significant components of deferred tax assets and liabilities at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
	(In millions)
Deferred tax assets:
Employee benefit accruals	$—	$0.2
Net operating loss carryforwards	1.1	0.3
Equity investments	—	8.9
Investment securities	—	2.8
Partnerships	54.1	11.1
Accrued liabilities	—	0.1
Other	0.4	0.6
Total gross deferred tax asset	55.6	24.0
Less: valuation allowance	(1.1)	—
Total deferred tax asset	$54.5	$24.0
Deferred tax liabilities:
Depreciation	$—	$(0.2)
Total deferred tax liability	$—	$(0.2)
Net deferred tax asset	$54.5	$23.8

The Company's net deferred tax asset was $54.5 million and $23.8 million at December 31, 2019, and 2018, respectively. In conjunction with an internal reorganization of the Company whereby Cannae LLC, formerly a disregarded entity under Cannae Holdings, Inc., became a partnership and now holds all of the Company’s investments, our deferred tax assets are now reflected

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

primarily as the book to tax difference in the Company's investment in Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The increase in our net deferred tax asset as of December 31, 2019 from 2018 is primarily related to book losses from the Company’s investments in Blue Ribbon and D&B, as well as the difference between the book and tax basis for the Company's initial investment in Coding Solutions.
The Company’s gross federal and state NOL carryforwards were $19.7 million and $6.3 million at December 31, 2019 and 2018, respectively. The NOLs expire in various tax years through 2040.
ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. The Company recorded a valuation allowance of $1.1 million related to state NOLs, as it is more likely than not that the tax benefit of the state NOLs will not be realized before the NOLs expire.
Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2019, 2018 or 2017.
The Company's federal and state income tax returns for the tax years ended December 31, 2019, 2018 and 2017 remain subject to examination.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of December 31, 2019 and 2018, we had $0.1 million and $0.2 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Blue Ribbon Reorganization
In conjunction with the Blue Ribbon Reorganization, we have agreed to provide debtor-in-possession financing (the "DIP Loan") of up to $20.0 million to Blue Ribbon and its subsidiaries. Subsequent to December 31, 2019, we have provided $7.5 million of financing to Blue Ribbon and its subsidiaries under the DIP Loan. As part of the Blue Ribbon Reorganization, Blue Ribbon also expects landlords to assert claims relating to the breakage of leases associated with its unprofitable stores which closed prior to the Blue Ribbon Reorganization. As of the date of this Annual Report, we estimate the potential claims from landlords of the stores closed prior to the Blue Ribbon Reorganization to be a maximum of approximately $7.0 million and the liability for professional fees associated with the Blue Ribbon Reorganization to be approximately $5.0 million to $7.0 million. These amounts may change or be compromised as the Blue Ribbon Reorganization progresses.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2019 to determine the amount of the obligations. Purchase obligations as of December 31, 2019 are as follows (in millions):

2020	$181.9
2021	74.2
2022	15.1
2023	10.3
2024	9.3
Thereafter	10.6
Total purchase commitments	$301.4

Note N.      Discontinued Operations
T-System
On December 31, 2019, we completed the T-System Contribution. As a result of the T-System Contribution, the results of operations of T-System have been reclassified to discontinued operations for all periods presented in our Consolidated and Combined Statements of Operations. We retained a 22.7% equity interest in Coding Solutions, the company to which we contributed our equity in T-System. We recognized a pre-tax loss of $6.4 million on the sale and $1.4 million in income tax benefit which are included in Net loss from discontinued operations on the Consolidated and Combined Statement of Operations for the year ended December 31, 2019.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

A summary of the operations of T-System included in the Consolidated and Combined Statement of Operations is shown below:

	Year Ended December 31,

	2019	2018	2017
	(in millions)
Revenues:
Other operating revenue	$50.4	$57.9	$12.9
Total operating revenues	50.4	57.9	12.9
Operating expenses:
Personnel costs	33.1	33.1	7.6
Depreciation and amortization	13.7	15.0	3.1
Other operating expenses	19.1	13.8	3.1
Goodwill impairment	35.1	—	—
Total operating expenses	101.0	61.9	13.8
Operating loss	(50.6)	(4.0)	(0.9)
Other expense:
Realized loss	(6.9)	—	—
Total other expense	(6.9)	—	—
Loss before income taxes	(57.5)	(4.0)	(0.9)
Income tax benefit	(5.7)	(1.9)	(2.4)
Net (loss) earnings from discontinued operations	$(51.8)	$(2.1)	$1.5

Cash flow from discontinued operations data:
Net cash provided by operations	$2.7	$5.2	(a)
Net cash used in investing activities	$(0.5)	$(0.1)	(a)
(a) Cash flow information for the period from October 16, 2017, the date on which we initially acquired T-System, through December 31, 2017 is not material for disclosure.
A reconciliation of the financial position of T-System to the Consolidated and Combined Balance Sheet is shown below:

December 31,
2018

Cash and cash equivalents	$7.4
Trade receivables	19.4
Prepaid expenses and other current assets	3.0
Total current assets of discontinued operations	29.8
Property and equipment, net	0.9
Other intangible assets, net	83.3
Goodwill	88.3
Other long term investments and noncurrent assets	10.7
Deferred tax asset	(6.8)
Total noncurrent assets of discontinued operations	176.4
Total assets of discontinued operations	$206.2

Accounts payable and other accrued liabilities, current	$2.7
Deferred revenue	5.7
Total current liabilities of discontinued operations	8.4
Accounts payable and other accrued liabilities, long term	0.5
Total noncurrent liabilities of discontinued operations	0.5
Total liabilities of discontinued operations	$8.9

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

OneDigital
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital") for $560.0 million in an all-cash transaction. After repayment of debt, payout to option holders and a minority equity investor and other transaction-related payments, the Company received $331.4 million from the sale, which includes $326.0 million in cash and $5.4 million in purchase price holdback receivable. As a result of the sale, the results of operations of OneDigital have been reclassified to discontinued operations for all periods presented in our Consolidated and Combined Statements of Operations. We recognized a pre-tax gain of $276.0 million on the sale and $126.3 million in income tax expense, which are included in Net earnings from discontinued operations on the Consolidated and Combined Statement of Operations for the year ended December 31, 2017. We received $4.5 million of the purchase price holdback and wrote-off the remainder in the year ended December 31, 2018. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.
A summary of the operations of OneDigital included in the Consolidated and Combined Statement of Operations is shown below:

Year Ended December 31,

2017
(in millions)
Revenues:
Other operating revenue	$80.9
Total operating revenues	80.9
Operating expenses:
Personnel costs	56.9
Depreciation and amortization	8.8
Other operating expenses	11.3
Total operating expenses	77.0
Operating income	3.9
Other income (expense):
Interest expense	(2.9)
Realized gain	276.0
Total other income	273.1
Earnings before income taxes	277.0
Income tax expense	129.3
Net earnings from discontinued operations	$147.7

Cash flow from discontinued operations data:
Net cash provided by operations	$17.3
Net cash used in investing activities	(27.3)

Other acquisitions/disposals of businesses, net of cash acquired, on the Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2017 includes $25.9 million related to acquisitions made by OneDigital. Borrowings on the Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2017 includes $23.0 million related to borrowings made by OneDigital. Debt service payments on the Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2017 includes $3.0 million related to debt principal payments made by OneDigital.
Reconciliation to Consolidated Financial Statements
A reconciliation of the net earnings of T-System and OneDigital to the Consolidated and Combined Statements of Operations is shown below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
(Loss) earnings from discontinued operations attributable to T-System	$(51.8)	$(2.1)	$1.5
Earnings from discontinued operations attributable to One Digital	—	—	147.7
Total (loss) earnings from discontinued operations, net of tax	$(51.8)	$(2.1)	$149.2

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note O.	Employee Benefit Plans
Omnibus Plan
       In 2017, we established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 3.9 million shares of common stock, subject to the terms of the Omnibus Plan. The 2017 Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2019, there were 370,520 shares of Cannae restricted stock outstanding (the "CNNE Awards") under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors of the Company.
Restricted stock transactions under the Omnibus Plan in 2019, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	—	$—
Granted	287,059	18.45
Balance, December 31, 2017	287,059	$18.45
Granted	384,281	17.98
Vested	(95,685)	18.45
Balance, December 31, 2018	575,655	$18.13
Granted	18,642	34.45
Vested	(223,777)	18.18
Balance, December 31, 2019	370,520	$18.93

Compensation cost relating to share-based payments is recognized in the Consolidated and Combined Statements of Operations based on the grant-date fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period of 3 years. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. Net earnings attributable to Cannae reflects stock-based compensation expense for the CNNE Awards of $4.1 million, $2.0 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in personnel costs on the Consolidated and Combined Statements of Operations. The total fair value of restricted stock awards granted in the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $6.9 million and $5.3 million, respectively.
As of December 31, 2019, the unrecognized compensation cost related to the CNNE Awards is $6.5 million and is expected to be recognized over a period of 1.39 years.
On May 16, 2018, we issued 991,906 shares of our common stock (unrestricted) under the Omnibus Plan for the stock portion of bonuses paid in conjunction with Ceridian's initial public offering.

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
On December 31, 2019, we completed the T-System Contribution. As a result, T-System is no longer a reportable segment of the Company and its results of operations have been reclassified as discontinued operations. See Note N.
On February 8, 2019, we completed the D&B Investment. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Accordingly, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to the D&B Investment in the tables below. See below for further discussion of Dun & Bradstreet and our accounting for our related investment.
As of and for the year ended December 31, 2019:

	Restaurant Group	Ceridian	Dun & Bradstreet	Corporate and Other	Ceridian and Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$1,043.3	$—	$—	$—	$—	$1,043.3
Other revenues	—	824.1	1,413.9	26.7	(2,238.0)	26.7
Revenues from external customers	1,043.3	824.1	1,413.9	26.7	(2,238.0)	1,070.0
Interest and investment income, including realized gains and losses	3.9	—	2.4	369.4	(2.4)	373.3
Total revenues and other income	1,047.2	824.1	1,416.3	396.1	(2,240.4)	1,443.3
Depreciation and amortization	38.5	57.1	482.4	2.2	(539.5)	40.7
Interest expense	(5.4)	(32.4)	(303.5)	(12.4)	335.9	(17.8)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(80.9)	34.3	(540.0)	318.8	505.7	237.9
Income tax expense (benefit)	0.3	(44.4)	(110.0)	23.9	154.4	24.2
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(81.2)	78.7	(430.0)	294.9	351.3	213.7
Equity in earnings (losses) of unconsolidated affiliates	—	—	4.2	1.3	(120.6)	(115.1)
(Loss) earnings from continuing operations	$(81.2)	$78.7	$(425.8)	$296.2	$230.7	$98.6
Assets	$572.8	$6,085.7	$9,112.6	$1,519.4	$(15,198.3)	$2,092.2
Goodwill	66.1	1,973.5	2,840.5	—	(4,814.0)	66.1

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2018:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$1,117.8	$—	$—	$—	$1,117.8
Other revenues	—	740.7	29.7	(740.7)	29.7
Revenues from external customers	1,117.8	740.7	29.7	(740.7)	1,147.5
Interest and investment income, including realized gains and losses	(2.1)	—	175.2	—	173.1
Total revenues and other income	1,115.7	740.7	204.9	(740.7)	1,320.6
Depreciation and amortization	44.9	56.6	1.4	(56.6)	46.3
Interest expense	(16.0)	(83.2)	11.3	83.2	(4.7)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(96.8)	(26.9)	119.4	26.9	22.6
Income tax expense (benefit)	0.6	8.4	14.4	(8.4)	15.0
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(97.4)	(35.3)	105.0	35.3	7.6
Equity in earnings of unconsolidated affiliates	0.1	—	4.3	(20.5)	(16.1)
(Loss) earnings from continuing operations	$(97.3)	$(35.3)	$109.3	$14.8	$(8.5)
Assets	$432.3	$5,247.8	$1,027.2	$(5,247.8)	$1,459.5
Goodwill	76.5	1,927.4	—	(1,927.4)	76.5
As of and for the year ended December 31, 2017:

	Restaurant Group	Ceridian	Corporate and Other	Ceridian Elimination	Total
	(in millions)
Restaurant revenues	$1,129.0	$—	$—	$—	$1,129.0
Other revenues	—	670.8	27.6	(670.8)	27.6
Revenues from external customers	1,129.0	670.8	27.6	(670.8)	1,156.6
Interest and investment (loss) income, including realized gains and losses	—	—	10.2	—	10.2
Total revenues and other income	1,129.0	670.8	37.8	(670.8)	1,166.8
Depreciation and amortization	43.6	53.8	2.6	(53.8)	46.2
Interest expense	(6.6)	(87.1)	(0.4)	87.1	(7.0)
Loss from continuing operations, before income taxes and equity in losses of unconsolidated affiliates	(36.1)	(54.1)	(38.2)	54.1	(74.3)
Income tax expense (benefit)	0.7	(49.6)	(14.9)	49.6	(14.2)
Loss from continuing operations, before equity in losses of unconsolidated affiliates	(36.8)	(4.5)	(23.3)	4.5	(60.1)
Equity in losses of unconsolidated affiliates	0.1	—	1.4	1.9	3.4
Loss from continuing operations	$(36.7)	$(4.5)	$(21.9)	$6.4	$(56.7)
Assets	$501.0	$6,729.9	$986.2	$(6,729.9)	$1,487.2
Goodwill	103.2	1,961.0	—	(1,961.0)	103.2

The activities in our segments include the following:

•
Restaurant Group.  This segment consists of the operations of Blue Ribbon, O'Charley's and 99 Restaurants, in which we have 65.4%, 65.4% and 88.5% ownership interests, respectively. Blue Ribbon and its affiliates are the owners and operators of the Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation. O'Charley's and its affiliates are the owners and operators of the O'Charley's restaurant concept. 99 Restaurants and its affiliates are the owners and operators of Ninety Nine Restaurants restaurant concept.

•
Dun & Bradstreet. This segment consists of our 24.3% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2019 contained more than 355 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to the D&B Acquisition in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Ceridian and Dun & Bradstreet Elimination section of the segment presentation above. Our net earnings for the year ended December 31, 2019, includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date of the D&B Investment, to December 31, 2019. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.

•
Ceridian.  This segment consists of our 16.4% ownership interest in Ceridian. Ceridian is a global human capital management (“HCM”) software company. Dayforce, Ceridian's flagship cloud HCM platform, provides human resources (“HR”), payroll, benefits, workforce management, and talent management functionality. Dayforce is a single application that provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Dayforce offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Ceridian's Dayforce mobile app enables employees not only to request and to trade schedules, but also to see the real-time impact of schedule changes on their pay. Our chief operating decision maker reviews the full financial results of Ceridian for purposes of assessing performance and allocating resources. Thus, we consider Ceridian a reportable segment and have included the full financial results of Ceridian in the table above. We account for our investment in Ceridian under the equity method of accounting and therefore its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of Ceridian's results in the Ceridian and Dun & Bradstreet Elimination section of the segment presentation above.

•
Corporate and Other.  This aggregation of nonreportable segments consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes. Total assets for this segment as of December 31, 2018 and 2017 also include the assets of T-System. See Note N Discontinued Operations for further details.

Note R.      Related Party Transactions
FNF
As a former wholly-owned subsidiary of FNF, we have incurred payables related to historical intercompany transactions, taxes and cost allocations between us and FNF. FNF forgave these historical intercompany receivables due from us which amounted to $4.5 million in the year ended December 31, 2017.
The Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the CSA and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Total operating expenses allocated from FNF to us was $1.3 million, $1.3 million and $9.5 million in the years ended December 31, 2019, 2018 and 2017, respectively.
On January 17, 2020, we completed the purchase of our corporate office headquarters in Las Vegas, Nevada from an affiliate of FNF for $9.3 million.
On November 16, 2017, certain subsidiaries of FNF contributed an aggregate of $100.0 million to us (the "FNF Investment") in exchange for 5,706,134 shares of our common stock.
On November 17, 2017, FNF issued to the Company the $100.0 million FNF Revolver. As of December 31, 2019 and 2018, there was no outstanding balance and $100.0 million of borrowing capacity under the FNF Revolver. Refer to Note K for further discussion.
Trasimene
Our Manager is considered a related party. During the year ended December 31, 2019, we incurred $2.1 million of management fees payable to our Manager for the period from November 1, 2019 to December 31, 2019.

Note S.	Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

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
In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are still evaluating the impact of this guidance and have not yet concluded on its anticipated impact on our Consolidated and Combined Financial Statements and related disclosures upon adoption.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Note T.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash paid during the year:
Interest	$15.6	$3.3	$8.7
Income taxes	48.6	0.2	117.7
Operating leases	62.6	—	—

Non-cash investing activities:
Acquisition of Ceridian HCM common shares through non-cash private placement investment - see Note A	$—	$(33.4)	—
Non-cash distribution of LifeWorks from Ceridian - see Note A	—	32.5	—
Investment in Coding Solutions received as partial consideration for the T-System Contribution	60.2	—	—
Non-cash financing activities:
Liabilities and noncontrolling interests assumed in connection with acquisitions (1):
Fair value of net assets acquired	$—	$—	$252.5
Less: Total cash purchase price	—	—	222.7
Liabilities and noncontrolling interests assumed	$—	$—	$29.8

Debt extinguished through the sale of OneDigital	$—	$—	$151.1
Financing obligations assumed by O'Charley's in exchange for property	14.6	—	—
Property obtained by O'Charley's in exchange for stores	10.5	—	—
_____________________________________
(1) Business combinations in the year ended December 31, 2017 related to acquisitions made by our former subsidiary, One Digital. See Note N.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (continued)

Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2019	2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$958.4	$1,023.0
Bakery sales	Restaurant Group	78.9	88.8
Franchise and other	Restaurant Group	6.0	6.0
Total restaurant revenue		1,043.3	1,117.8
Other operating revenue:
Real estate and resort	Corporate and other	25.9	23.2
Other	Corporate and other	0.8	6.5
Total other operating revenue		26.7	29.7
Total operating revenue		1,070.0	1,147.5

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
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,	December 31,
	2019	2018
	(In millions)
Trade receivables, net	$16.0	$30.4
Deferred revenue (contract liabilities)	26.4	25.8

Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated and Combined Balance Sheets. Revenue of $20.4 million was recognized in the year ended December 31, 2019 and was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2019, management executed its remediation plan including (i) utilizing external resources to assist with the redesign, refinement and implementation of the processes and controls over the accounting for Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers ("ASC Topic 606") at T-System, (ii) improving the monitoring activities around the application of ASC Topic 606 at T-System including more detailed reviews of underlying data and calculations, (iii) enhancing the information shared and communication between the Company and T-System management, and (iv) testing the operating effectiveness of the controls impacted by our remediation efforts. Management believes that as a result of the measures described above, the previously disclosed material weaknesses that existed as of December 31, 2018, have been fully remediated and no longer exist as of December 31, 2019.
As described in Note A to our Consolidated and Combined Financial Statements included in this Annual Report, we completed the T-System Contribution on December 31, 2019 and as a result it was deconsolidated and is no longer included in our internal control over financial reporting.
Other than the actions taken above in response to the material weaknesses previously identified, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
Items 10-14.
 Within 120 days after the close of our fiscal year, we intend to file with the SEC the matters required by these items.

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
4.1
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 on Form S-4 (File No. 333-217-886), filed July 24, 2017)

4.2	Description of Common Stock
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

10.14
Amended and Restated Margin Loan Agreement, dated as of December 18, 2019, among Cannae Funding, LLC, as Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and Credit Suisse Securities (USA) LLC, as calculation agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 23, 2019).

10.15	Guarantee Agreement, dated as of November 7, 2018, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 8, 2018).

Exhibit Number	Description

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Cannae Holdings, Inc. 2017 Omnibus Incentive Plan (time-based vesting) for November 2018 Awards (incorporated by reference to Exhibit 10.16 to the Company Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019) (1)

10.17
Management Services Agreement, dated as of August 27, 2019, with effect September 1, 2019, by and among the Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 27, 2019)

10.18
Amended and Restated Operating Agreement of Cannae Holdings, LLC, dated August 27, 2019, with effect September 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 27, 2019)

10.19	Agreement and Plan of Merger, dated as of November 12, 2019, by and among Coding Solutions Acquisition, Inc., Coding Solutions Merger Sub, Inc., T-System Group, Inc., and Cannae Holdings, Inc.
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to reports related to Ceridian HCM Holding, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Audited Financial Statements of Ceridian HCM Holding Inc. as of and for the year ended December 31, 2019
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.
(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannae Holdings, Inc.
By:	/s/ Richard N. Massey
Richard N. Massey
Chief Executive Officer and Director

Date: February 28, 2020

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard N. Massey	Chief Executive Officer and Director	February 28, 2020
Richard N. Massey	(Principal Executive Officer)

/s/ Richard L. Cox	Executive Vice President and Chief Financial Officer	February 28, 2020
Richard L. Cox	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director	February 28, 2020
William P. Foley, II

/s/ Hugh R. Harris	Director	February 28, 2020
Hugh R. Harris

/s/ C. Malcolm Holland	Director	February 28, 2020
C. Malcolm Holland

/s/ Mark D. Linehan	Director	February 28, 2020
Mark D. Linehan

/s/ Frank R. Martire	Director	February 28, 2020
Frank R. Martire

/s/ Erika Meinhardt	Director	February 28, 2020
Erika Meinhardt

/s/ James B. Stallings, Jr.	Director	February 28, 2020
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	February 28, 2020
Frank P. Willey