Form 10-K/A
period 2019-12-31
Cannae Holdings, Inc.
filed 2020-03-25
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
As of February 29, 2020 there were 79,516,833 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2019, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed by Cannae Holdings, Inc. (the "Registrant") with the Securities and Exchange Commission (the "SEC") on March 2, 2020 (the “Form 10-K”). This Amendment updates the list of Exhibits in Item 15 of Part IV in order to include the financial statements of the Registrant's affiliate, Star Parent, L.P., pursuant to Rule 3-09 of Regulation S-X. The financial statements of Star Parent, L.P., are included as Exhibit 99.2 to this Amendment.

Except for the changes to Item 15 of Part IV, which also include the filing of related currently dated certifications added to the list of Exhibits, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures. Accordingly, this Amendment should be read in conjunction with the Registrant's Form 10-K and the Registrant's other filings with the SEC.

i

CANNAE HOLDINGS, INC.
FORM 10-K/A

Page Number

PART IV
Item 15.	Exhibits, Financial Statement Schedules	1

ii

PART IV

Item 15.	Exhibits

Exhibit Number	Description

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

4.2	Description of Common Stock (3)
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

10.19	Agreement and Plan of Merger, dated as of November 12, 2019, by and among Coding Solutions Acquisition, Inc., Coding Solutions Merger Sub, Inc., T-System Group, Inc., and Cannae Holdings, Inc. (3)
21.1	List of Subsidiaries (3)
23.1	Consent of Deloitte & Touche LLP (3)
23.2	Consent of KPMG LLP with respect to reports related to Ceridian HCM Holding, Inc. (3)
23.3	Consent of KPMG LLP with respect to reports related to Star Parent, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (3)
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (3)
99.1	Audited Financial Statements of Ceridian HCM Holding Inc. as of and for the year ended December 31, 2019 (3)
99.2	Audited Financial Statements of Star Parent, L.P. for the Period from February 8, 2019 to December 31, 2019
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(3) Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannae Holdings, Inc.
By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer

Date: March 25, 2020