Form 10-Q
period 2020-03-31
Cannae Holdings, Inc.
filed 2020-05-08
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2020 there were 79,006,724 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2020

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$444.3	$533.7
Short-term investments	0.8	0.5
Trade receivables	3.2	16.0
Inventory	8.1	16.3
Prepaid expenses and other current assets	35.0	64.4
Total current assets	491.4	630.9
Investment in Ceridian, at fair value - see Note A	993.4	—
Investments in unconsolidated affiliates	759.2	836.5
Lease assets	145.0	192.9
Property and equipment, net	137.9	162.6
Other intangible assets, net	38.3	63.1
Goodwill	53.5	66.1
Fixed maturity securities available for sale, at fair value	26.1	19.2
Deferred tax asset	—	54.5
Other long term investments and non-current assets	60.3	66.4
Total assets	$2,705.1	$2,092.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$57.8	$86.4
Lease liabilities, current	26.7	41.5
Income taxes payable	45.1	37.4
Deferred revenue	16.2	26.4
Notes payable, current	6.3	7.0
Total current liabilities	152.1	198.7
Lease liabilities, long term	138.4	199.7
Deferred tax liability	124.5	—
Notes payable, long term	42.6	120.1
Accounts payable and other accrued liabilities, long term	42.5	43.9
Total liabilities	500.1	562.4
Commitments and contingencies - see Note G
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of March 31, 2020 and December 31, 2019; outstanding of 79,130,316 and 79,516,833 shares as of March 31, 2020 and December 31, 2019, respectively, and issued of 79,727,972 shares as of March 31, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of March 31, 2020 and December 31, 2019	—	—
Retained earnings	791.3	143.6
Additional paid-in capital	1,406.1	1,396.7
Less: Treasury stock, 597,656 and 211,139 shares as of March 31, 2020 and December 31, 2019, respectively, at cost	(16.7)	(5.9)
Accumulated other comprehensive loss	(0.2)	(45.9)
Total Cannae shareholders' equity	2,180.5	1,488.5
Noncontrolling interests	24.5	41.3
Total equity	2,205.0	1,529.8
Total liabilities and equity	$2,705.1	$2,092.2
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenues:
Restaurant revenue	$169.9	$257.8
Other operating revenue	3.1	4.5
Total operating revenues	173.0	262.3
Operating expenses:
Cost of restaurant revenue	153.1	227.0
Personnel costs	29.2	16.1
Depreciation and amortization	8.4	10.4
Other operating expenses	27.9	19.9
Goodwill impairment	7.7	—
Total operating expenses	226.3	273.4
Operating loss	(53.3)	(11.1)
Other income (expense):
Interest, investment and other income	2.2	11.0
Interest expense	(3.8)	(3.7)
Realized and other gains and losses, net	915.1	1.6
Total other income	913.5	8.9
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	860.2	(2.2)
Income tax expense (benefit)	169.4	(6.0)
Earnings before equity in losses of unconsolidated affiliates	690.8	3.8
Equity in losses of unconsolidated affiliates	(52.7)	(21.4)
Earnings (loss) from continuing operations	638.1	(17.6)
Net losses from discontinued operations, net of tax - see Note L	—	(2.3)
Net earnings (loss)	638.1	(19.9)
Less: Net loss attributable to non-controlling interests	(9.6)	(3.1)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$647.7	$(16.8)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings (loss) from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$647.7	$(14.8)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	(2.0)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$647.7	$(16.8)
Earnings per share
Basic
Net earnings (loss) per share from continuing operations	$8.19	$(0.21)
Net loss per share from discontinued operations	—	(0.03)
Net earnings (loss) per share	$8.19	$(0.24)
Diluted
Net earnings (loss) per share from continuing operations	$8.17	$(0.21)
Net loss per share from discontinued operations	—	(0.03)
Net earnings (loss) per share	$8.17	$(0.24)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	79.1	71.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	79.3	71.6

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net earnings (loss)	$638.1	$(19.9)
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	5.3	(0.2)
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(3.9)	5.9
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (3)	44.3	0.6
Other comprehensive earnings	45.7	6.3
Comprehensive earnings (loss)	683.8	(13.6)
Less: Comprehensive loss attributable to noncontrolling interests	(9.6)	(3.1)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc.	$693.4	$(10.5)

_________________________________

(1)	Net of income tax expense (benefit) of $1.4 million and $(0.1) million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Net of income tax (benefit) expense of $(1.0) million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Net of income tax expense of $11.8 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	(0.2)	—	—	—	(0.2)
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	5.9	—	—	—	5.9
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	0.6	—	—	—	0.6
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Stock-based compensation, consolidated subsidiaries	—	—	0.9	—	—	—	—	—	0.9
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	1.5	—	—	—	—	—	1.5
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net loss	—	—	—	(16.8)	—	—	—	(3.1)	(19.9)
Balance, March 31, 2019	72.2	$—	$1,147.5	$49.5	$(65.9)	—	$(0.2)	$71.6	$1,202.5

Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Restaurant Group reorganization and deconsolidation of Blue Ribbon	—	—	5.2	—	—	—	—	(10.3)	(5.1)
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	5.3	—	—	—	5.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.9)	—	—	—	(3.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	44.3	—	—	—	44.3
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.1	3.1
Treasury stock repurchases	—	—	—	—	—	0.4	(10.8)	—	(10.8)
Stock-based compensation, consolidated subsidiaries	—	—	1.1	—	—	—	—	—	1.1
Contribution of CSA services from FNF	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	2.7	—	—	—	—	—	2.7
Net earnings (loss)	—	—	—	647.7	—	—	—	(9.6)	638.1
Balance, March 31, 2020	79.7	$—	$1,406.1	$791.3	$(0.2)	0.6	$(16.7)	$24.5	$2,205.0

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,

	2020	2019

Cash flows from operating activities:
Net earnings (loss)	$638.1	$(19.9)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8.4	13.9
Equity in losses of unconsolidated affiliates	52.7	21.4
Distributions from investments in unconsolidated affiliates	0.5	2.0
Realized and other gains and losses and asset impairments, net	(902.0)	(1.4)
Lease asset amortization	6.2	9.9
Stock-based compensation cost	1.1	0.9
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	8.7	20.2
Net increase in inventory, prepaid expenses and other assets	(10.9)	(10.1)
Net decrease in lease liabilities	(8.2)	(10.9)
Net decrease (increase) in accounts payable, accrued liabilities, deferred revenue and other	2.0	(12.3)
Net change in income taxes	169.1	(7.7)
Net cash (used in) provided by operating activities	(34.3)	6.0
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	—	1.7
Proceeds from partial sale of Ceridian shares - see Note A	283.7	—
Additions to property and equipment and other intangible assets	(13.6)	(3.2)
Additions to notes receivable	(11.2)	—
Proceeds from sales of property and equipment	—	2.9
Investments in Dun & Bradstreet, net of capitalized syndication fees	—	(502.7)
Additional investments in unconsolidated affiliates	(226.2)	—
Cash deconsolidated through the Blue Ribbon Reorganization - see Note A	(1.1)	—
Distributions from investments in unconsolidated affiliates	—	0.3
Net proceeds from sales and maturities of short-term investment securities	(0.3)	19.2
Net cash provided by (used in) investing activities	31.3	(481.8)
Cash flows from financing activities:
Borrowings	12.5	262.2
Debt service payments	(91.2)	(1.0)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.4)
Sale of noncontrolling interest in consolidated subsidiary	3.1	—
Treasury stock repurchases	(10.8)	—
Proceeds from Restaurant Group sale and leaseback of corporate office, net of issuance costs	—	13.2
Net cash (used in) provided by financing activities	(86.4)	274.0
Net decrease in cash and cash equivalents	(89.4)	(201.8)
Cash and cash equivalents at beginning of period	533.7	323.0
Cash and cash equivalents at end of period	$444.3	$121.2

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” "Cannae," "CNNE," or the "Company”) which have been followed in preparing the accompanying Condensed Consolidated Financial Statements.
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of March 31, 2020 include our minority ownership interests in The Dun & Bradstreet Corporation ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity and debt investments.
See Note H for further discussion of the businesses comprising our reportable segments.
The Company conducts its business through its wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC (“Trasimene” or the “Manager”). In connection with the externalization of certain of our management functions in September 2019, the Company, Cannae LLC, and the Manager entered into a Management Services Agreement (the “Management Services Agreement”).
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2019.
Following the split-off of the former portfolio company investments by Fidelity National Financial, Inc. ("FNF"), and subsequent contribution to us (the "FNF Split-Off"), the Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the Corporate Services Agreement ("CSA"), dated as of November 17, 2017, by and between the Company and FNF and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. The CSA has an initial three-year term and after the initial three-year term, if the CSA is not mutually terminated by us or FNF prior to the expiration of the initial three-year term, it will automatically renew for successive one-year terms on mutually agreeable arm's length terms unless FNF and Cannae mutually agree to terminate the agreement. Both FNF and Cannae believe expense allocations pursuant to the CSA are reasonable; however, they may not be indicative of the actual results of operations or cash flows of the Company had the Company been operating as an independent, publicly-traded company for the periods presented or the amounts that will be incurred by the Company in the future. FNF is considered a related party to the Company.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
Ceridian
On February 21, 2020, we completed the sale of an additional 3.9 million shares of common stock of Ceridian to a broker pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. In connection with the sale, we received proceeds of $283.7 million and recorded a gain of $223.1 million. As a result of the sale, we now own 19.8 million shares of Ceridian which represents 13.7% of its outstanding common stock.
As of March 31, 2020 our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we account for our investment in Ceridian pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million. Refer to Notes C and D for further discussion of our accounting for our investment in Ceridian.
On May 8, 2020, we sold 1.8 million shares of common stock of Ceridian to a broker pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. We expect to receive proceeds of $115.9 million on May 12, 2020.
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
As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020 because the bankruptcy court and committee of creditors formed are deemed to have control of Blue Ribbon. We continue to own 65.4% of the equity of Blue Ribbon and we have agreed to provide debtor-in-possession financing (the "DIP Loan") of up to $20.0 million to Blue Ribbon and its subsidiaries.
We recorded a gain of $26.5 million on January 27, 2020 as a result of the deconsolidation of Blue Ribbon which is included in Realized and other gains and losses, net on the Condensed Consolidated Statement of Operations. The recorded gain was measured as the excess of the fair value of our retained equity investment in Blue Ribbon over our book value of Blue Ribbon as of January 27, 2020.
We account for our retained equity interest in Blue Ribbon under the equity method of accounting because (1) we continue to exert significant influence over Blue Ribbon through our majority equity ownership and position as the single largest post-petition creditor of Blue Ribbon through the DIP Loan, (2) the Blue Ribbon Reorganization is limited in scope and is expected to be short in duration, and (3) we expect to retain our equity interest upon completion of the Blue Ribbon Reorganization. We recorded an investment of $33.6 million as of January 27, 2020. The fair value of the investment was determined by performing a combination of discounted cash flow and market approaches.
As a result of unprecedented social restrictions imposed by state and local government authorities related to the novel coronavirus ("COVID-19") pandemic, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020. In response to the outbreak and these changing conditions, our Restaurant Group brands closed the dining rooms in substantially all of our restaurants, with limited exceptions related to stores that have reopened in states which have relaxed restrictions in late April and May 2020. As of the filing of this report, in most of our restaurants we are solely operating to-go and delivery services where able. Due to increased uncertainty in the operating environment for restaurants and a significant reduction in forecasted cash flows for Blue Ribbon, we recorded an other-than-temporary impairment of our investment of $18.6 million as of March 31, 2020.
Refer to Note D for further discussion of our investments in unconsolidated affiliates.
As of March 31, 2020, we have provided $11.0 million of financing to Blue Ribbon and its subsidiaries under the DIP Loan which is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
AmeriLife
On March 18, 2020, we closed on the previously announced $125.0 million investment in a partnership (the “AmeriLife Joint Venture”) which invested in the recapitalization of AmeriLife. Cannae and other investors provided an aggregate of $617.0 million

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

in equity financing to the AmeriLife Joint Venture to acquire AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. The Company's $125.0 million investment represents 20.3% of the outstanding equity of the AmeriLife Joint Venture. We account for our investment in the AmeriLife Joint Venture under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of March 31, 2020. Refer to Note D for further discussion of our investments in unconsolidated affiliates.
Equity Fund
On December 12, 2019, we entered into a limited partnership with an investment fund manager designed to opportunistically trade in marketable securities (the "Equity Fund"). In December 2019, we initially contributed $90.9 million of cash in exchange for limited partnership interests in the Equity Fund representing 49.0% of its outstanding equity and a deposit on hand with the Equity Fund. In the three months ended March 31, 2020, we invested an additional $101.2 million in the Equity Fund. Subsequent to March 31, 2020, we invested an additional $50.0 million in the Equity Fund. Refer to Note D for further discussion.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2020 there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2019 there were 0.2 million antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share.
Income Tax
Income tax expense (benefit) was $169.4 million and $(6.0) million in the three-month periods ended March 31, 2020 and 2019, respectively. Our effective tax rate was 19.7% and 272.7% in the three months ended March 31, 2020 and 2019, respectively. The change in the effective tax rate in the three-month period ended March 31, 2020 was primarily attributable to the reduced impact of equity in losses of unconsolidated affiliates on pretax earnings in 2020 compared to the impact of equity in losses of unconsolidated affiliates on pretax losses in the same period in the 2019. We have a Deferred tax liability of $124.5 million as of March 31, 2020 and a Deferred tax asset of $54.5 million as of December 31, 2019. The $179.0 million change in deferred taxes in the three months ended March 31, 2020 is primarily attributable to the tax impact on the gain recorded for the change in accounting for Ceridian as of March 31, 2020.
Restricted Cash
Our Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 is $11.4 million of such restricted cash.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are still evaluating the impact of this guidance and have not yet concluded on its anticipated impact on our Condensed Consolidated Financial Statements and related disclosures upon adoption.
Change in Accounting Principle
We historically accounted for our investment and proportionate share of losses in Dun & Bradstreet utilizing a three-month reporting lag due to timeliness considerations. In the third quarter of 2019, the Company was able to obtain financial information

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

for Dun & Bradstreet on a more timely basis and determined it was preferable to record our investment in Dun & Bradstreet on a current basis as opposed to the previous three-month lag.
In accordance with applicable accounting literature, a change to eliminate a previously existing reporting lag is considered a change in accounting principle. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company's condensed consolidated financial statements for the interim periods of fiscal year 2019 were adjusted in the third quarter of 2019 to reflect the period specific effects of eliminating the three-month reporting lag. The elimination of the three-month reporting lag did not impact total operating, investing or financing cash flows for any period presented.
The elimination of the three-month reporting lag for our equity investment in Dun & Bradstreet resulted in the adjustments as of and for the periods indicated below (in millions, except per share amounts).

	Three Months Ended
	March 31, 2019
	As Previously Reported	As Adjusted	Difference
	(in millions, except per share amounts)
Condensed Consolidated Statements of Operations
Income tax benefit	$(4.8)	$(7.2)	$(2.4)
Equity in earnings (losses) of unconsolidated affiliates	2.9	(21.4)	(24.3)
Net earnings (loss)	2.0	(19.9)	(21.9)
Net earnings (loss) attributable to Cannae Holdings	$5.1	$(16.8)	$(21.9)
Per Share Data:
Basic
Basic earnings (loss) per share attributable to Cannae Holdings common shareholders	$0.07	$(0.24)	$(0.31)
Diluted
Diluted earnings (loss) per share attributable to Cannae Holdings common shareholders	$0.07	$(0.24)	$(0.31)
Condensed Consolidated Statements of Comprehensive Earnings
Net earnings (loss)	$2.0	$(19.9)	$(21.9)
Unrealized gain relating to investments in unconsolidated affiliates	6.2	5.9	(0.3)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc.	$11.7	$(10.5)	$(22.2)

Note B — Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases are recorded at commencement when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.
There have been no changes in our accounting for leases as of or during the three months ended March 31, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020. Future payments under operating lease arrangements as of March 31, 2020 are now as follows (in millions):

2020 (remaining)	$28.8
2021	37.4
2022	29.9
2023	25.9
2024	17.0
Thereafter	88.3
Total lease payments, undiscounted	$227.3
Less: discount	62.2
Total operating lease liability as of March 31, 2020, at present value	$165.1
Less: operating lease liability as of March 31, 2020, current	26.7
Operating lease liability as of March 31, 2020, long term	$138.4

Note C — Fair Value Measurements

The fair value hierarchy established by the accounting standards on fair value measurements includes three levels that are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$26.1	$26.1
Investment in Ceridian	993.4	—	—	993.4
Total	$993.4	$—	$26.1	$1,019.5

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$19.2	$19.2
Total	$—	$—	$19.2	$19.2

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Our Level 1 fair value measurement for our investment in Ceridian is based on quoted market prices of Ceridian's common equity (NYSE: CDAY).
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either a combination of an income approach or a contingent claims approach was utilized in determining the fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using a combination of an income and net recovery approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 14.0% to 14.5% as of March 31, 2020 and a weighted average based on relative fair value of the underlying securities of 14.5%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of March 31, 2020, changes in the discount rate utilized will not result in a fair value significantly different or material to the Company's financial position or results of operation than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2020 and 2019 (in millions).

	Three months ended March 31, 2020	Three months ended March 31, 2019
	Corporate debt	Corporate debt
	securities	securities

Fair value, beginning of period	$19.2	$17.8
Impairment (1)	—	(0.3)
Net valuation gain included in other comprehensive earnings (2)	6.9	—
Fair value, end of period	$26.1	$17.5

_____________________________________
(1) Included in Realized and other gains and losses, net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings (Loss)

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the three months ended March 31, 2020 and 2019.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2020 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
Investment in Ceridian
As of March 31, 2020, we account for our investment in Ceridian at fair value pursuant to ASC 321. We recorded unrealized gains of $684.9 million upon the change in accounting all of which relates to Ceridian equity securities which continue to be held by the Company as of March 31, 2020. The unrealized gain is included in Realized and other gains and losses, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2020 and December 31, 2019 consisted of the following (in millions):

	Ownership at March 31, 2020	March 31, 2020	December 31, 2019
Dun & Bradstreet	24.3%	$396.5	$385.9
Ceridian (1)	13.7%	—	309.5
Equity Fund	49.0%	134.3	46.7
AmeriLife	20.3%	125.0	—
Other	various	103.4	94.4
Total		$759.2	$836.5

_____________________________________
(1) Investment in Ceridian is no longer accounted for under the equity method of accounting as of March 31, 2020.

Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2020 and March 31, 2019 consisted of the following (in millions):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Dun & Bradstreet	$10.1	$(24.3)
Ceridian (1)	1.5	2.6
Equity Fund	(58.8)	—
AmeriLife	—	—
Other	(5.5)	0.3
Total	$(52.7)	$(21.4)

_____________________________________
(1) Fiscal year 2020 amount represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment as of March 31, 2020.

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
We acquired our initial interest in Dun & Bradstreet's parent on February 8, 2019. The results of operations for the three months ended March 31, 2019 presented below represents Dun & Bradstreet's results of operations subsequent to our acquisition.

	March 31, 2020	December 31, 2019
	(In millions)
Total current assets	$570.1	$417.9
Goodwill and other intangible assets, net	7,994.2	8,091.5
Other assets	608.1	603.4
Total assets	$9,172.4	$9,112.8

Current liabilities	$927.7	$1,090.4
Long-term debt	4,023.9	3,818.9
Other non-current liabilities	1,568.5	1,594.0
Total liabilities	6,520.1	6,503.3
Preferred equity	1,032.8	1,030.6
Total capital	1,619.5	1,578.9
Total liabilities and equity	$9,172.4	$9,112.8

	Three months ended March 31, 2020	Period from February 8, 2019 to March 31, 2019
	(In millions)
Total revenues	$395.3	$174.1
Loss before income taxes	(1.0)	(111.6)
Net income (loss)	73.9	(81.1)
Dividends attributable to preferred equity and noncontrolling interest expense	(32.4)	(18.3)
Net income (loss) attributable to Dun & Bradstreet	41.5	(99.4)

Equity Fund
As of March 31, 2020, we have invested $192.1 million in the Equity Fund, all of which has been contributed to the fund's capital and is accounted for under the equity method of accounting for investments. Summarized financial information for the Equity Fund for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	March 31, 2020	December 31, 2019
	(In millions)
Due from brokers and counterparties	$393.5	$93.2
Cash and cash equivalents	—	45.2
Derivative contracts, at fair value	—	2.4
Other assets	0.1	—
Total assets	$393.6	$140.8

Derivative contracts, at fair value	$118.1	$—
Capital received in advance	—	45.2
Other liabilities	1.4	0.2
Total liabilities	119.5	45.4
Net assets	$274.1	$95.4

Three months ended March 31, 2020
(In millions)
Total net investment loss	$(0.3)
Realized gain on securities and derivative contracts	0.5
Change in unrealized loss on derivative contracts	(120.5)
Change in net assets from operations	(120.3)

AmerLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of the AmeriLife Joint Venture on a three-month lag. Because the Company will record its equity in earnings or loss of the AmeriLife Joint Venture using lag reporting, there is no equity in earnings or loss of AmeriLife included in the Company’s results of operations for the three months ended March 31, 2020. The Company plans to begin including its equity earnings or loss related to AmeriLife in the three months ended June 30, 2020, at which time the Company expects to begin providing summary financial information for the AmeriLife Joint Venture.
Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), an intelligent decision and analytics platform used by businesses for modeling and planning, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of March 31, 2020, we have $22.5 million recorded for our investment in QOMPLX, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Fixed Maturity Securities
 The carrying amounts and fair values of our available for sale fixed maturity securities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$26.1	$19.9	$6.4	$(0.2)	$26.1
Total	$26.1	$19.9	$6.4	$(0.2)	$26.1

	December 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$19.2	$19.6	$0.7	$(1.1)	$19.2
Total	$19.2	$19.6	$0.7	$(1.1)	$19.2

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of March 31, 2020, $25.7 million of the fixed maturity securities in our investment portfolio had a maturity of less than one year and $0.4 million had a maturity of greater than one year, but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
During the three months ended March 31, 2020, we incurred no other-than-temporary impairment charges relating to corporate debt securities. During the three months ended March 31, 2019, we incurred $0.3 million of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized and other gains and losses, net on the Condensed Consolidated Statement of Operations. The impairment recorded relates to a corporate debt holding that had experienced a prolonged period of declining earnings and that we were uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings.
As of March 31, 2020, we held corporate debt securities with a fair value of $7.8 million for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.

Note E.	Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended March 31, 2020 and December 31, 2019, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2020 and December 31, 2019, of which we are not the primary beneficiary:

	March 31, 2020		December 31, 2019
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$567.2	$578.6	$440.2	$440.2

Investments in Unconsolidated Affiliates
The Company holds variable interests in certain unconsolidated affiliates, outlined in the table above, which are primarily comprised of Dun & Bradstreet, the Equity Fund, Blue Ribbon and, to a lesser extent, funds that hold minority ownership interests primarily in healthcare-related entities. The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees and the impact of equity market volatility on investments of the Equity Fund. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The assets are included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note D for further discussion of our accounting for investments in unconsolidated affiliates. Maximum exposure related to these VIEs as of March 31, 2020 includes the book value of our investment in unconsolidated affiliates and an additional $11.3 million related to notes receivable from such affiliates, primarily related to our DIP Loan with Blue Ribbon.
Note F — Notes Payable
Notes payable consists of the following:

	March 31, 2020	December 31, 2019
	(In millions)
99 Term Loan	$20.2	$30.9
99 Revolver	12.5	3.0
99 DLOC Loan	—	—
Margin Facility	—	75.0
Brasada Interstate Loans	13.3	13.4
FNF Revolver	—	—
Other	2.9	4.8
Notes payable, total	$48.9	$127.1
Less: Notes payable, current	6.3	7.0
Notes payable, long term	$42.6	$120.1

At March 31, 2020, the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of our variable rate notes payable approximate fair value as they are variable rate instruments with short reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of March 31, 2020.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants, entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to 99 DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to 99 DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. As of March 31,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

2020, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 4.13% and 5.38%, respectively, and there is $12.5 million of aggregate borrowing capacity under the 99 Revolver and DLOC Loans.
On November 7, 2018, Cannae Funding, LLC (the "Borrower"), a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Original Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. On December 18, 2019, the Borrower entered into an Amended and Restated Margin Loan Agreement (the “Amended Loan Agreement”) with the lenders thereto, the Administrative Agent, and others which amended the Original Loan Agreement. Pursuant to the Amended Loan Agreement, the Borrower could borrow up to $300.0 million (the "Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. The Original Loan Agreement was secured by a first priority lien on 25.0 million shares of Ceridian held by the Company which was contributed to the Borrower prior to any draws under the Margin Facility. On November 13, 2019 and December 18, 2019, 5,000,000 and 200,000 shares, respectively, of Ceridian were released from such lien. On February 18, 2020, the Borrower repaid the remaining $75.0 million outstanding under the Margin Facility and terminated the Amended Loan Agreement. Accordingly, all of the Company's holdings of Ceridian common stock have been released from the first priority lien under the terminated Margin Facility.
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of the Company, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Brasada Interstate Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million ("C Note") and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million ("A Note"), which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million ("B Note"), which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. As of March 31, 2020, the B Note and Line of Credit Loan incurred interest at 3.90%, the C Note incurred interest at 3.61%, and there was $3.8 million available to be drawn pursuant to the Brasada Interstate Loans.
Note payable to FNF
On November 17, 2017, in conjunction with the FNF Split-Off, FNF issued to the Company a revolver note in an aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five year anniversary of the date we were issued the FNF Revolver. The maturity date is automatically extended for additional five year terms unless notice of non-renewal is otherwise provided by either FNF or the Company, in their sole discretion. As of March 31, 2020, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at March 31, 2020 are as follows (in millions):

2020 (remaining)	$6.6
2021	6.6
2022	6.5
2023	18.9
2024	0.5
Thereafter	10.7
$49.8

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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of March 31, 2020 and December 31, 2019, we had $0.1 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Blue Ribbon Reorganization
On January 27, 2020, Blue Ribbon, which owns the Village Inn, Baker's Square and Legendary Baking concepts, filed a petition for voluntary chapter 11 reorganization with the U.S. Bankruptcy Court for the District of Delaware in connection with the Blue Ribbon Reorganization. The Blue Ribbon Reorganization does not involve or affect the operations of O’Charley’s, LLC or 99 Restaurants, LLC, which are not part of Blue Ribbon. In conjunction with the Blue Ribbon Reorganization, we have agreed to provide the DIP Loan of up to $20.0 million to Blue Ribbon and its subsidiaries. As of March 31, 2020, we have provided $11.0 million of financing to Blue Ribbon and its subsidiaries under the DIP Loan.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2020 to determine the amount of the obligations.
Purchase obligations as of March 31, 2020 are as follows (in millions):

2020 (remaining)	$106.9
2021	75.0
2022	32.4
2023	8.4
2024	7.9
Thereafter	10.5
Total purchase commitments	$241.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As discussed in Notes A and D, as of March 31, 2020 we no longer account for our investment in Ceridian under the equity method of accounting for equity investments. As a result of our reduction in influence over Ceridian and change in our accounting for our investment, we no longer consider Ceridian a reportable segment.
As of and for the three months ended March 31, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$169.9	$—	$—	$—	$169.9
Other operating revenues	—	395.3	3.1	(395.3)	3.1
Revenues from external customers	169.9	395.3	3.1	(395.3)	173.0
Interest, investment and other income, including realized and other gains and losses, net	7.8	90.3	909.5	(90.3)	917.3
Total revenues and other income	177.7	485.6	912.6	(485.6)	1,090.3
Depreciation and amortization	7.7	134.3	0.7	(134.3)	8.4
Interest expense	(3.1)	(83.0)	(0.7)	83.0	(3.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(20.9)	(1.0)	881.1	1.0	860.2
Income tax (benefit) expense	—	(74.3)	169.4	74.3	169.4
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(20.9)	73.3	711.7	(73.3)	690.8
Equity in (losses) earnings of unconsolidated affiliates	(5.2)	0.6	(57.6)	9.5	(52.7)
Net (loss) earnings	$(26.1)	$73.9	$654.1	$(63.8)	$638.1
Assets	$419.7	$9,172.4	$2,285.4	$(9,172.4)	$2,705.1
Goodwill	53.5	2,850.8	—	(2,850.8)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$257.8	$—	$—	$—	$257.8
Other operating revenues	—	174.1	4.5	(174.1)	4.5
Revenues from external customers	257.8	174.1	4.5	(174.1)	262.3
Interest investment and other income, including realized and other gains and losses, net	0.7	5.4	11.9	(5.4)	12.6
Total revenues and other income	258.5	179.5	16.4	(179.5)	274.9
Depreciation and amortization	9.7	80.5	0.7	(80.5)	10.4
Interest expense	(1.0)	(49.1)	(2.7)	49.1	(3.7)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(8.1)	(111.6)	5.9	111.6	(2.2)
Income tax (benefit) expense	(0.1)	(30.4)	(5.9)	30.4	(6.0)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(8.0)	(81.2)	11.8	81.2	3.8
Equity in earnings (losses) of unconsolidated affiliates	—	0.1	2.9	(24.4)	(21.4)
Net (loss) earnings	$(8.0)	$(81.1)	$14.7	$56.8	$(17.6)
Assets	$670.7	$9,161.0	$1,287.1	$(9,161.0)	$1,957.8
Goodwill	76.5	2,797.6	—	(2,797.6)	$76.5

The activities in our segments include the following:

•
Restaurant Group. This segment consists of the operations of O'Charley's and 99 Restaurants, in which we have 65.4% and 88.5% ownership interests, respectively, and our portion of Blue Ribbon's losses accounted for as an unconsolidated affiliate. The full results of Blue Ribbon are included through January 27, 2020, the date of commencement of the Blue Ribbon Reorganization. O'Charley's and its affiliates are the owners and operators of the O'Charley's restaurant concept. 99 Restaurants and its affiliates are the owners and operators of Ninety Nine Restaurants restaurant concept. Blue Ribbon and its affiliates are the owners and operators of the Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation.

•
Dun & Bradstreet. This segment consists of our 24.3% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2019 contained more than 355 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to the D&B Acquisition in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Dun & Bradstreet Elimination section of the segment presentation above. Our net earnings for the quarter ended March 31, 2019, includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date we made our initial investment in D&B, to March 31, 2019. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.

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

	Three months ended March 31,
	2020	2019
	(In millions)
Cash paid during the period:
Interest	$2.3	$2.8
Income taxes	0.2	—
Operating leases	11.5	15.7
Non-cash investing and financing activities:
Lease liabilities recognized in exchange for new lease right-of-use assets	$—	$5.1

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended March 31,
		2020	2019
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$167.0	$245.3
Bakery sales	Restaurant Group	2.2	11.0
Franchise and other	Restaurant Group	0.7	1.5
Total restaurant revenue		169.9	257.8
Other operating revenue:
Real estate and resort	Corporate and other	2.8	4.4
Other	Corporate and other	0.3	0.1
Total other operating revenue		3.1	4.5
Total operating revenues		$173.0	$262.3

Restaurant revenue consists of restaurant sales, bakery operations, and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped and control transfers to the customer. Bakery sales represent revenue from subsidiaries of Blue Ribbon through January 27, 2020.
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
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about receivables and deferred revenue:

	March 31,	December 31,
	2020	2019
	(In millions)
Trade receivables, net	$3.2	$16.0
Deferred revenue (contract liabilities)	16.2	26.4

Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $10.5 million was recognized in the three months ended March 31, 2020 that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.

Note K.	Goodwill and Other Intangible Assets
Goodwill consists of the following:

	Restaurant Group	Corporate and Other	Total
	(In millions)
Balance, December 31, 2019	$66.1	$—	$66.1
Impairments	(7.7)	—	(7.7)
Deconsolidation of Blue Ribbon	(4.9)	—	(4.9)
Balance, March 31, 2020	$53.5	$—	$53.5

For the three months ended March 31, 2020, we recorded $7.7 million of impairment to goodwill in our Restaurant Group segment. The impairment recorded was calculated as the deficit between the carrying value of our O'Charley's reporting unit of our Restaurant Group compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
For the three months ended March 31, 2020, we recorded $4.5 million of impairment to tradenames in our Restaurant Group segment.
Both impairment charges are a result of a decrease in forecasted revenue and cash flows and increased uncertainty in future revenue and cash flow projections resulting from government imposed social restrictions and other mitigation measures in response to the COVID-19 pandemic beginning primarily in mid-March 2020.
See Note A for further discussion of our deconsolidation of Blue Ribbon as a result of the Blue Ribbon Reorganization.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note L — Discontinued Operations
T-System
On December 31, 2019, we completed the contribution (the "T-System Contribution") of T-System Holdings, Inc. ("T-System") to a new joint venture known as Coding Solutions Topco, Inc ("Coding Solutions"). As a result of the T-System Contribution, T-System was deconsolidated and the results of operations of T-System have been reclassified to discontinued operations in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019. We retained a 22.7% equity interest in Coding Solutions.
A reconciliation of the operations of T-System to the Condensed Consolidated Statement of Operations is shown below:

Three months ended March 31,

2019
(Unaudited)
Revenues:
Other operating revenue	$12.2
Total operating revenues	12.2
Operating expenses:
Personnel costs	8.3
Depreciation and amortization	3.5
Other operating expenses	3.9
Total operating expenses	15.7
Operating loss	(3.5)
Loss from discontinued operations before income taxes	(3.5)
Income tax benefit	(1.2)
Loss from discontinued operations	$(2.3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); the overall impact of the outbreak of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; risks related to our Externalization and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report.
Overview
For a description of our business, including descriptions of segments and recent business developments, see the discussion under Basis of Financial Statements in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Part I, Item 2.

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
COVID-19
In March 2020 the outbreak of COVID-19 was declared a national health emergency in the United States. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The Company has been closely monitoring developments related to COVID-19 and its impacts to our portfolio of investments and financial markets. We are working with management of our subsidiaries to evaluate business-specific risks and respond to any financial and operational disruptions. At the holding company level, we believe our operating model, low financial leverage and access to capital uniquely position us to weather economic disruptions. See further discussion of our financial resources in the Liquidity and Capital Resources subsection below.

As a result of the unprecedented social restrictions related to COVID-19, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020. In response to the outbreak and these changing conditions, our Restaurant Group brands have closed the dining rooms in substantially all of our restaurants, with limited exceptions for stores that have reopened in states which have relaxed restrictions in late April and May 2020. As of the filing of this Quarterly Report, in most of our restaurants we are solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We have temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. We have been in discussions with our Restaurant Group businesses’ major suppliers and currently have not experienced disruptions in our supply chain. The COVID-19 outbreak and these responses have affected and are projected to continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs.
See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection below.
See Item 1A of Part II of this Quarterly Report for further discussion risk factors related to COVID-19.
Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2020	2019
	(Dollars in millions)
Revenues:
Restaurant revenue	$169.9	$257.8
Other operating revenue	3.1	4.5
Total operating revenues	173.0	262.3
Operating expenses:
Cost of restaurant revenue	153.1	227.0
Personnel costs	29.2	16.1
Depreciation and amortization	8.4	10.4
Other operating expenses	27.9	19.9
Goodwill impairment	7.7	—
Total operating expenses	226.3	273.4
Operating loss	(53.3)	(11.1)
Other income (expense):
Interest, investment and other income	2.2	11.0
Interest expense	(3.8)	(3.7)
Realized and other gains and losses, net	915.1	1.6
Total other income	913.5	8.9
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	860.2	(2.2)
Income tax expense (benefit)	169.4	(6.0)
Earnings before equity in losses of unconsolidated affiliates	690.8	3.8
Equity in losses of unconsolidated affiliates	(52.7)	(21.4)
Net earnings (loss)	638.1	(17.6)
Net earnings from discontinued operations, net of tax	—	(2.3)
Net earnings (loss)	638.1	(19.9)
Less: Net loss attributable to non-controlling interests	(9.6)	(3.1)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$647.7	$(16.8)
 Revenues.
Total revenues decreased $89.3 million, or 34.0%, in the three months ended March 31, 2020 compared to the corresponding period in 2019.
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders increased $664.5 million, or 3,955.4%, in the three months ended March 31, 2020 compared to the corresponding period in 2019.
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
Income tax expense (benefit) was $169.4 million and $(6.0) million in the three-month periods ended March 31, 2020 and 2019, respectively. Income tax expense (benefit) as a percentage of earnings (loss) from continuing operations before income taxes and equity in unconsolidated affiliates was 19.7% and 272.7% for the three-month periods ended March 31, 2020 and 2019, respectively. Income tax expense as a percentage of earnings before income taxes and equity in unconsolidated affiliates fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The change in the effective tax rate in the three-month period ended March 31, 2020 was primarily attributable to the reduced impact of equity in losses of unconsolidated affiliates on pretax earnings in 2020 compared to the impact of equity in losses of unconsolidated affiliates on pretax losses in 2019. The $179.0 million change in deferred taxes in the three months ended March 31, 2020 is primarily attributable to the impact of taxes on the gain recorded for the change in accounting for Ceridian as of March 31, 2020.
Other.
Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2020 and 2019 consisted of the following (in millions):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Dun & Bradstreet	$10.1	$(24.3)
Ceridian (1)	1.5	2.6
Equity Fund	(58.8)	—
AmeriLife	—	—
Other	(5.5)	0.3
Total	$(52.7)	$(21.4)
_____________________________________
(1) Fiscal year 2020 amount represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment as of March 31, 2020.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues:
Restaurant revenue	$169.9	$257.8
Total operating revenues	169.9	257.8
Operating expenses:
Cost of restaurant revenue	153.1	227.0
Personnel costs	8.5	12.8
Depreciation and amortization	7.7	9.7
Other operating expenses	18.5	16.1
Goodwill impairment	7.7	—
Total operating expenses	195.5	265.6
Operating loss	(25.6)	(7.8)
Other income (expense):
Interest expense	(3.1)	(1.0)
Realized and other gains and losses, net	7.8	0.7
Total other expense	4.7	(0.3)
Loss before income taxes, equity in losses of unconsolidated affiliates and noncontrolling interest	$(20.9)	$(8.1)
Total revenues for the Restaurant group segment decreased $87.9 million, or 34.1%, in the three months ended March 31, 2020, compared to the corresponding period in 2019. The decrease was primarily driven by decreased revenue related to the Blue Ribbon Reorganization, which resulted in the deconsolidation of Blue Ribbon as of January 27, 2020, the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn and Baker's Square concepts subsequent to the prior year periods and a decrease in comparable store sales driven by social restrictions imposed by state and local governments in connection with COVID-19 in March 2020, which resulted in the closing of dining rooms for substantially all of our restaurants. The decrease was partially offset by increases in the average guest check. Revenue of $11.8 million is recorded in the three months ended March 31, 2019 associated with stores closed subsequent to March 31, 2019. Revenue associated with our Blue Ribbon brands was $17.8 million and $64.9 million, respectively, in the three months ended March 31, 2020 and 2019. Revenue for Blue Ribbon recorded in the three months ended March 31, 2020 represents Blue Ribbon's revenue for the period from January 1, 2020 through January 27, 2020, the date of Blue Ribbon's filing for bankruptcy.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants and O' Charley's brands decreased 12.9% and 16.9%, respectively, in the three months ended March 31, 2020 compared to the comparable period in 2019. The decrease is primarily attributable to the closing of dining rooms in our restaurants beginning in the second week of March 2020.
Cost of restaurant revenue decreased consistently with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 90.1% and 88.1% in the three months ended March 31, 2020 and 2019, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the three months ended March 31, 2020 compared to the comparable period in 2019 is primarily attributable to the impact of fixed costs on decreased revenue.
Other operating expense increased $2.4 million, or 14.9%, in the three months ended March 31, 2020, from the corresponding period in 2019. The increase is primarily attributable to impairment of assets of $6.8 million in the three months ended March 31, 2020, partially offset by miscellaneous reductions in expenses.
See Note K to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for discussion of our impairment of goodwill for the O'Charley's reporting unit of our Restaurant Group.
Realized and other gains and losses, net for the three months ended March 31, 2020 includes a gain of $26.5 million as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment of $18.6 million as of March 31, 2020. See Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion.
Loss before income taxes decreased by $12.8 million, or 158.0%, in the three months ended March 31, 2020, from the corresponding period in 2019. The decrease in loss was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of March 31, 2020, we own a 24.3% interest in Dun & Bradstreet. We account for our investment in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Statements of Operations is presented below. Our net earnings for the three-month period ended March 31, 2019 includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date we acquired our initial interest in Dun & Bradstreet, through March 31, 2019.

	Three months ended March 31, 2020	Period from February 8, 2019 to March 31, 2019
	(In millions)
Total revenues	$395.3	$174.1
Loss before income taxes	(1.0)	(111.6)
Net income (loss)	73.9	(81.1)
Dividends attributable to preferred equity and noncontrolling interest expense	(32.4)	(18.3)
Net income (loss) attributable to Dun & Bradstreet	41.5	(99.4)
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues:
Other operating revenue	$3.1	$4.5
Operating expenses:
Personnel costs	20.7	3.3
Depreciation and amortization	0.7	0.7
Other operating expenses	9.4	3.8
Total operating expenses	30.8	7.8
Operating loss	(27.7)	(3.3)
Other income (expense):
Interest and investment income	2.2	11.0
Interest expense	(0.7)	(2.7)
Realized and other gains and losses, net	907.3	0.9
Total other income	908.8	9.2
Earnings before income taxes, equity in losses of unconsolidated affiliates and noncontrolling interest	$881.1	$5.9
Personnel costs increased $17.4 million in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily driven by $16.8 million of investment success bonuses related to our February 2020 sale of shares of Ceridian in the 2020 period.
Other operating expenses increased by $5.6 million in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily driven by an increase in professional fees, including $4.3 million for our quarterly management fees to our Manager, in the 2020 period.

Interest and investment income decreased $8.8 million in the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease was primarily attributable to $9.1 million of syndication fees earned in relation to our organization of investors for the Dun & Bradstreet transaction in the 2019 period.
Realized and other gains and losses, net, increased $906.4 million in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase is primarily attributable to a gain of $223.1 million on the sale of a portion of our holdings of Ceridian stock in February 2020 and a gain of $684.9 million on our change in accounting for our investment in Ceridian.
Earnings before income taxes increased $875.2 million in the three months ended March 31, 2020, compared to the corresponding periods in 2019. The increased earnings was primarily attributable to the factors noted above.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases and acquisitions.
As of March 31, 2020, we had cash and cash equivalents of $444.3 million and $100.0 million of capacity under our existing holding company credit facilities. We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows (used in) provided by operations for the three months ended March 31, 2020 and 2019 totaled $(34.3) million and $6.0 million, respectively. The decrease in cash provided by (increase in cash used in) operations of $40.3 million is primarily attributable to increased losses in our Restaurant Group and timing of payment and receipt of cash associated with operating assets.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the three months ended March 31, 2020 and 2019 were $31.3 million and $(481.8) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $513.1 million in the 2020 period from the 2019 period is primarily attributable to our investment in Dun & Bradstreet in the 2019 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $13.6 million and $3.2 million for the three-month periods ended March 31, 2020 and 2019, respectively. Capital expenditures in the three months ended March 31, 2020 include the Company's purchase of our corporate headquarters for $9.3 million. The balance of expenditures in 2019 and all of the expenditures in the three months ended March 31, 2019 primarily consisted of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the three months ended March 31, 2020 and 2019 were $(86.4) million and $274.0 million, respectively. The decrease in cash provided by (increase in cash used in) financing activities of $360.4 million is primarily attributable to $262.2 million of cash proceeds from draws on credit facilities in the 2019 period, $91.2 million of debt service payments in the 2020 period and $10.8 million of cash paid for purchases of Treasury stock in the 2020 period.
Financing Arrangements. For a description of our financing arrangements, see Note F included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.

See Note B to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our leasing arrangements.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2020 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $1,121.4 million as of March 31, 2020.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations which are accounted for as failed sale and leaseback transactions.
As of March 31, 2020, our required annual payments relating to these contractual obligations were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Operating lease payments	$28.8	$37.4	$29.9	$25.9	$17.0	$88.3	$227.3
Unconditional purchase obligations	106.9	75.0	32.4	8.4	7.9	10.5	241.1
Notes payable	6.6	6.6	6.5	18.9	0.5	10.7	49.8
Management fees payable to Manager	12.6	16.8	16.8	16.8	12.6	—	75.6
Restaurant Group financing obligations	2.3	3.0	3.1	3.1	3.1	25.6	40.2
Total	$157.2	$138.8	$88.7	$73.1	$41.1	$135.1	$634.0
Capital Stock Transactions. On September 19, 2019, our Board of Directors approved a new three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 386,517 shares of CNNE common stock during the three months ended March 31, 2020 for approximately $10.8 million in the aggregate, or an average of $27.94 per share. Subsequent to March 31, 2020 through market close on May 5, 2020 we repurchased 123,592 shares for approximately $3.6 million in the aggregate, or an average of 29.34 per share. Since the original commencement of the 2019 Repurchase Program through market close on May 5, 2020, we repurchased a total of 688,416 common shares for approximately $19.3 million in the aggregate, or an average of $28.03 per share.
Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A.      Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. In addition, we identified the following additional risks as a result of the recent outbreak of COVID-19.
Risks Relating to the Restaurant Group
The COVID-19 outbreak has disrupted and is expected to continue to disrupt the business of our Restaurant Group, which has and could continue to materially affect our Restaurant Group's operations, financial condition and results of operations for an extended period of time.
The COVID-19 outbreak, the federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our Restaurant Group businesses. In the United States, individuals are being encouraged to practice social distancing, in most places are restricted from gathering in groups and in many cases, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we have closed the dining rooms in substantially all of our restaurants, with limited exceptions for stores that have reopened in states which have relaxed restrictions in late April and May 2020. As of the filing of this Quarterly Report, in most of our restaurants we are solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We have temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. The COVID-19 outbreak and these responses have affected and will continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.
Suppliers of our Restaurant Group could be adversely impacted by the COVID-19 outbreak. If our Restaurant Group's suppliers’ access to resources is constrained or their employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our Restaurant Group businesses could face shortages of food items or other restaurant supplies and our Restaurant Group's operations and sales could be adversely impacted by such supply interruptions.
We expect the COVID-19 pandemic to negatively impact the financial results of our Restaurant Group and depending on the duration and scope, such impact could be material.
Risks Relating to the Company's Investment in Dun & Bradstreet
An outbreak of disease, global or localized health pandemic or epidemic or a similar public health threat, or the fear of such an event, could have a material adverse effect on Dun & Bradstreet's business, financial condition and results operations.
A significant outbreak of contagious diseases in the human population, such as the recent outbreak of COVID-19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could have an adverse effect on demand for Dun & Bradstreet's solutions and access to its data sources. Disruptions in the financial markets could limit the ability or willingness of D&B's clients to extend credit to their customers or cause its clients to constrain budgets, which could adversely impact demand for D&B's data and analytics solutions. The U.S. and other governments abroad have implemented enhanced screening, quarantine requirements and travel restrictions in connection with the COVID-19 global pandemic. In addition to governmental measures, companies, including Dun & Bradstreet, are imposing, or may impose, temporary precautionary measures intended to help minimize the risk of the virus to employees, customers and communities, including requiring that employees work remotely and restricting non-essential travel. Given the breadth of Dun & Bradstreet's data, the large number of countries the data is sourced from and system requirements necessary to process and analyze such data, many of D&B's employees and employees of its partners may be limited or unable to effectively work remotely. Further, D&B's employees travel frequently to maintain relationships with and sell solutions to its clients. Continued mandates that employees work remotely, prolonged travel restrictions or general economic uncertainty could negatively impact D&B's suppliers’ ability to provide it with data and services, D&B's ability to deliver or market its solutions and client demand for D&B's solutions. The extent of the impact of COVID-19 on D&B's operational and financial performance will depend on future developments, including the duration and spread of the global pandemic and related travel advisories and quarantine or social distancing restrictions and impacts to the global markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, could further impact demand for D&B's solutions and could have a material adverse effect on its business, financial condition and results of operations.
Risks Relating to the Company's Corporate and Other Businesses
The outbreak of COVID-19 and resulting government response have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations, which could have an adverse effect on our Corporate and Other businesses, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 and resulting government imposed shutdown of many activities has resulted in an overarching reduction in business activity and financial transactions, an increase in unemployment, supply chain interruptions and overall economic and financial market instability. If such disruption persists for an extended period of time, the businesses comprising our Corporate and Other segment and our ability to consummate new investments could be adversely affected which could result in an adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2020 - 1/31/2020	—	$—	—	4,821,693
2/1/2020 - 2/28/2020	—	—	—	4,821,693
3/1/2020 - 3/31/2020	386,517	27.94	386,517	4,435,176
Total	386,517		386,517

(1)	On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2020	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Richard L. Cox
Richard L. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)