Form 10-Q
period 2020-06-30
Cannae Holdings, Inc.
filed 2020-08-10
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2020 there were 91,656,245 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2020
i

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$922.7	$533.7
Short-term investments	100.0	0.5
Trade receivables	4.2	16.0
Inventory	6.6	16.3
Prepaid expenses and other current assets	49.9	64.4
Total current assets	1,083.4	630.9
Equity securities, at fair value - see Note A	1,446.5	—
Investments in unconsolidated affiliates	799.7	836.5
Lease assets	139.4	192.9
Property and equipment, net	132.5	162.6
Other intangible assets, net	37.9	63.1
Goodwill	53.5	66.1
Fixed maturity securities available for sale, at fair value	33.9	19.2
Deferred tax asset	—	54.5
Other long term investments and non-current assets	61.8	66.4
Total assets	$3,788.6	$2,092.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$64.5	$86.4
Lease liabilities, current	27.1	41.5
Income taxes payable	75.5	37.4
Deferred revenue	15.7	26.4
Notes payable, current	6.0	7.0
Total current liabilities	188.8	198.7
Lease liabilities, long term	132.0	199.7
Deferred tax liability	226.0	—
Notes payable, long term	64.4	120.1
Accounts payable and other accrued liabilities, long term	43.6	43.9
Total liabilities	654.8	562.4
Commitments and contingencies - see Note G
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2020 and December 31, 2019; outstanding of 91,656,245 and 79,516,833 shares as of June 30, 2020 and December 31, 2019, respectively, and issued of 92,377,972 and 79,727,972 shares as of June 30, 2020 and December 31, 2019, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2020 and December 31, 2019	—	—
Retained earnings	1,266.6	143.6
Additional paid-in capital	1,868.4	1,396.7
Less: Treasury stock, 721,727 and 211,139 shares as of June 30, 2020 and December 31, 2019, respectively, at cost	(20.3)	(5.9)
Accumulated other comprehensive earnings (loss)	3.2	(45.9)
Total Cannae shareholders' equity	3,117.9	1,488.5
Noncontrolling interests	15.9	41.3
Total equity	3,133.8	1,529.8
Total liabilities and equity	$3,788.6	$2,092.2
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues:
Restaurant revenue	$99.4	$266.5	$269.3	$524.3
Other operating revenue	3.2	5.7	6.3	10.2
Total operating revenues	102.6	272.2	275.6	534.5
Operating expenses:
Cost of restaurant revenue	100.8	231.6	253.9	458.6
Personnel costs	23.3	23.1	52.5	39.2
Depreciation and amortization	7.3	9.9	15.7	20.3
Other operating expenses	16.9	29.0	44.8	48.9
Goodwill impairment	—	—	7.7	—
Total operating expenses	148.3	293.6	374.6	567.0
Operating loss	(45.7)	(21.4)	(99.0)	(32.5)
Other income (expense):
Interest, investment and other income	8.3	1.4	10.5	12.4
Interest expense	(1.0)	(5.5)	(4.8)	(9.2)
Realized and other gains and losses, net	578.1	75.1	1,493.2	76.7
Total other income	585.4	71.0	1,498.9	79.9
Earnings before income taxes and equity in losses of unconsolidated affiliates	539.7	49.6	1,399.9	47.4
Income tax expense	131.1	7.1	300.5	1.1
Earnings before equity in earnings (losses) of unconsolidated affiliates	408.6	42.5	1,099.4	46.3
Equity in earnings (losses) of unconsolidated affiliates	57.5	(21.1)	4.8	(42.5)
Earnings from continuing operations	466.1	21.4	1,104.2	3.8
Net losses from discontinued operations, net of tax - see Note L	—	(2.5)	—	(4.8)
Net earnings (loss)	466.1	18.9	1,104.2	(1.0)
Less: Net loss attributable to non-controlling interests	(9.2)	(4.5)	(18.8)	(7.6)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$475.3	$23.4	$1,123.0	$6.6
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$475.3	$25.8	$1,123.0	$11.0
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	(2.4)	—	(4.4)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$475.3	$23.4	$1,123.0	$6.6
Earnings per share
Basic
Net earnings per share from continuing operations	$5.88	$0.36	$14.06	$0.15
Net loss per share from discontinued operations	—	(0.03)	—	(0.06)
Net earnings per share	$5.88	$0.33	$14.06	$0.09
Diluted
Net earnings per share from continuing operations	$5.87	$0.36	$14.00	$0.15
Net loss per share from discontinued operations	—	(0.03)	—	(0.06)
Net earnings per share	$5.87	$0.33	$14.00	$0.09
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	80.8	71.6	79.9	71.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	81.0	71.9	80.2	71.8
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings (loss)	$466.1	$18.9	$1,104.2	$(1.0)
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	5.9	0.1	11.2	(0.1)
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(2.5)	2.3	(6.4)	8.2
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (3)	—	4.1	44.3	4.7
Other comprehensive earnings	3.4	6.5	49.1	12.8
Comprehensive earnings	469.5	25.4	1,153.3	11.8
Less: Comprehensive loss attributable to noncontrolling interests	(9.2)	(4.5)	(18.8)	(7.6)
Comprehensive earnings attributable to Cannae Holdings, Inc.	$478.7	$29.9	$1,172.1	$19.4
_________________________________

(1)Net of income tax expense (benefit) of $1.6 million and less than $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and less than $(0.1) million for the six months ended June 30, 2020 and 2019, respectively.
(2)Net of income tax (benefit) expense of $(0.7) million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $(1.7) million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.
(3)Net of income tax expense of $1.0 million for the three months ended June 30, 2019 and $11.8 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2019	72.2	$—	$1,147.5	$49.5	$(65.9)	—	$(0.2)	$71.6	$1,202.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	2.3	—	—	—	2.3
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	4.1	—	—	—	4.1
Stock-based compensation, consolidated subsidiaries	—	—	1.0	—	—	—	—	—	1.0
Contribution of CSA services from FNF	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	3.1	—	—	—	—	—	3.1
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net earnings (loss)	—	—	—	23.4	—	—	—	(4.5)	18.9
Balance, June 30, 2019	72.2	$—	$1,152.0	$72.9	$(59.4)	—	$(0.2)	$66.9	$1,232.2

Balance, March 31, 2020	79.7	$—	$1,406.1	$791.3	$(0.2)	0.6	$(16.7)	$24.5	$2,205.0
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	5.9	—	—	—	5.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.5)	—	—	—	(2.5)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	0.6	0.6
Treasury stock repurchases	—	—	—	—	—	0.1	(3.6)	—	(3.6)
Stock-based compensation, consolidated subsidiaries	—	—	1.1	—	—	—	—	—	1.1
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	5.9	—	—	—	—	—	5.9
Net earnings (loss)	—	—	—	475.3	—	—	—	(9.2)	466.1
Balance, June 30, 2020	92.4	$—	$1,868.4	$1,266.6	$3.2	0.7	$(20.3)	$15.9	$3,133.8

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized loss on investments and other financial instruments, net of tax	—	—	—	—	(0.1)	—	—	—	(0.1)
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	8.2	—	—	—	8.2
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	4.7	—	—	—	4.7
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Stock-based compensation, consolidated subsidiaries	—	—	1.9	—	—	—	—	—	1.9
Contribution of CSA services from FNF	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation, unconsolidated affiliates	—	—	4.6	—	—	—	—	—	4.6
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net earnings (loss)	—	—	—	6.6	—	—	—	(7.6)	(1.0)
Balance, June 30, 2019	72.2	$—	$1,152.0	$72.9	$(59.4)	—	$(0.2)	$66.9	$1,232.2

Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Restaurant Group reorganization and deconsolidation of Blue Ribbon	—	—	5.2	—	—	—	—	(10.3)	(5.1)
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.4)	—	—	—	(6.4)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	44.3	—	—	—	44.3
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	2.2	—	—	—	—	—	2.2
Contribution of CSA services from FNF	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation, unconsolidated affiliates	—	—	8.6	—	—	—	—	—	8.6
Net earnings (loss)	—	—	—	1,123.0	—	—	—	(18.8)	1,104.2
Balance, June 30, 2020	92.4	$—	$1,868.4	$1,266.6	$3.2	0.7	$(20.3)	$15.9	$3,133.8

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,

	2020	2019

Cash flows from operating activities:
Net earnings (loss)	$1,104.2	$(1.0)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15.7	27.3
Equity in (earnings) losses of unconsolidated affiliates	(4.8)	42.5
Distributions from investments in unconsolidated affiliates	0.5	2.0
Realized and other gains and losses and asset impairments, net	(1,481.3)	(64.4)
Lease asset amortization	11.7	18.0
Stock-based compensation cost	2.1	1.9
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	7.7	16.5
Net increase in inventory, prepaid expenses and other assets	(31.5)	(15.6)
Net decrease in lease liabilities	(15.4)	(22.0)
Net decrease (increase) in accounts payable, accrued liabilities, deferred revenue and other	9.6	(4.0)
Net change in income taxes	300.2	(25.7)
Net cash used in operating activities	(81.3)	(24.5)
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	—	4.3
Proceeds from partial sale of Ceridian shares - see Note A	522.0	100.5
Additions to property and equipment and other intangible assets	(16.2)	(10.3)
Additions to notes receivable	(15.7)	—
Proceeds from sales of property and equipment	—	11.4
Investments in Dun & Bradstreet, net of capitalized syndication fees	—	(526.2)
Additional investments in unconsolidated affiliates	(306.8)	—
Cash deconsolidated through the Blue Ribbon Reorganization - see Note A	(1.1)	—
Distributions from investments in unconsolidated affiliates	0.5	0.3
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(99.4)	29.6
Net other investing activities	—	2.6
Net cash provided by (used in) investing activities	83.3	(387.8)
Cash flows from financing activities:
Borrowings	35.0	262.1
Debt service payments	(92.3)	(111.7)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.6)
Sale of noncontrolling interest in consolidated subsidiary	3.7	—
Proceeds from equity offering, net of offering expenses	455.0	—
Treasury stock repurchases	(14.4)	—
Proceeds from Restaurant Group sale and leaseback of corporate office, net of issuance costs	—	13.2
Net cash provided by financing activities	387.0	163.0
Net increase (decrease) in cash and cash equivalents	389.0	(249.3)
Cash and cash equivalents at beginning of period	533.7	323.0
Cash and cash equivalents at end of period	$922.7	$73.7
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” "Cannae," "CNNE," or the "Company”), which have been followed in preparing the accompanying Condensed Consolidated Financial Statements.
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of June 30, 2020 include our minority ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity and debt investments.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the valuation of goodwill and acquired intangible assets (Note K) and fair value measurements (Note C). Actual results may differ from estimates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Recent Developments
Dun & Bradstreet
On July 6, 2020, Dun & Bradstreet closed its previously announced initial public offering of 90,047,612 shares of common stock, which includes 11,745,340 shares of common stock issued pursuant to the exercise by the underwriters of their option to purchase additional shares in full (the "D&B IPO"). The D&B IPO was priced at $22.00 per share, resulting in gross proceeds to Dun & Bradstreet of $2.4 billion when combined with $400.0 million of aggregate proceeds from a concurrent private placement offering (the "D&B Private Placement") and before deducting underwriting discounts and commissions and other offering expenses payable by Dun & Bradstreet. Shares of Dun & Bradstreet common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "DNB" on July 1, 2020. Dun & Bradstreet used a portion of the net proceeds from the D&B IPO to redeem all of its outstanding Series A Preferred Stock and repay a portion of its 10.250% Senior Unsecured Notes outstanding due 2027.
On July 6, 2020, we invested $200.0 million in the D&B Private Placement. Subsequent to the D&B IPO and the D&B Private Placement, we own 76.6 million shares, or approximately 18.1%, of the outstanding common stock of Dun & Bradstreet.
Refer to Note D for further discussion of our accounting for our investment in D&B.
Ceridian
During the six months ended June 30, 2020, we completed the sales of an aggregate of 7.6 million shares of common stock of Ceridian to brokers pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. In connection with the sales, we received aggregate proceeds of $522.0 million. As a result of the sales, we now own 16.1 million shares of Ceridian, which represents 11.1% of its outstanding common stock.
As of March 31, 2020 our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we account for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million which is included in Realized and other gains and losses, net on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.
Refer to Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.
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
As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020 because the bankruptcy court and committee of creditors formed are deemed to have control of Blue Ribbon. We continue to own 65.4% of the equity of Blue Ribbon and we initially agreed to provide debtor-in-possession financing (the "DIP Loan") of up to $20.0 million to Blue Ribbon and its subsidiaries. On July 16, 2020, the DIP Loan was amended to increase the capacity thereunder from $20.0 million to $27.5 million.
We recorded a gain of $26.5 million on January 27, 2020 as a result of the deconsolidation of Blue Ribbon, which is included in Realized and other gains and losses, net on the Condensed Consolidated Statement of Operations. The recorded gain was measured as the excess of the fair value of our retained equity investment in Blue Ribbon over our book value of Blue Ribbon as of January 27, 2020.
We account for our retained equity interest in Blue Ribbon under the equity method of accounting because (1) we continue to exert significant influence over Blue Ribbon through our majority equity ownership and position as the single largest post-petition creditor of Blue Ribbon through the DIP Loan, (2) the Blue Ribbon Reorganization is limited in scope and is expected to be short in duration, and (3) we expect to retain a majority equity interest upon completion of the Blue Ribbon Reorganization. We recorded an investment of $33.6 million as of January 27, 2020. The fair value of the investment was determined by performing a combination of discounted cash flow and market approaches.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As a result of unprecedented social restrictions imposed by state and local government authorities related to the novel coronavirus ("COVID-19") pandemic, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020. In response to the outbreak and these changing conditions, our Restaurant Group brands closed the dining rooms in substantially all of our restaurants, with limited exceptions related to stores that have reopened in states that have relaxed restrictions in late April and May 2020. Due to increased uncertainty in the operating environment for restaurants and a significant reduction in forecasted cash flows for Blue Ribbon, we recorded an other-than-temporary impairment of our investment of $18.6 million as of March 31, 2020. As of June 30, 2020, our ratable portion of losses of Blue Ribbon have reduced to zero the recorded value of our investment.
As of June 30, 2020, we have provided $15.5 million of financing to Blue Ribbon and its subsidiaries under the DIP Loan. For the three months ended June 30, 2020, $11.5 million of equity in losses of Blue Ribbon were applied to our recorded DIP Loan balance. As of June 30, 2020, the recorded balance for the DIP Loan is $4.0 million and is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
On July 10, 2020, Blue Ribbon filed its Debtor's Chapter 11 Plan (the "Chapter 11 Plan") with the U.S. Bankruptcy Court of Delaware. The Chapter 11 Plan is supported by the Official Committee of Unsecured Creditors of Blue Ribbon and is subject to confirmation by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

AmeriLife
On March 18, 2020, we closed on the previously announced $125.0 million investment in a partnership (the “AmeriLife Joint Venture”) that invested in the recapitalization of AmeriLife. Cannae and other investors provided an aggregate of $617.0 million in equity financing to the AmeriLife Joint Venture to acquire AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. The Company's $125.0 million investment represents 20.3% of the outstanding equity of the AmeriLife Joint Venture. We account for our investment in the AmeriLife Joint Venture under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of June 30, 2020.
Refer to Note D for further discussion of our investments in unconsolidated affiliates.
Equity Fund
On December 12, 2019, we entered into a limited partnership with Senator Investment Group, LP ("Senator") designed to opportunistically trade in marketable securities (the "Equity Fund"). In December 2019, we initially contributed $90.9 million of cash in exchange for limited partnership interests in the Equity Fund representing 49.0% of its outstanding equity and a deposit on hand with the Equity Fund. In the six months ended June 30, 2020, we invested an additional $201.2 million in the Equity Fund.
During the three-months ended June 30, 2020, we received from the Equity Fund a distribution of 2.3 million shares of common stock of CoreLogic, Inc. (“CoreLogic”). As of June 30, 2020, Cannae directly holds $154.6 million of common stock of CoreLogic, which is included in Equity securities on our Condensed Consolidated Balance Sheet as of June 30, 2020.
On June 26, 2020, Cannae and Senator submitted a jointly signed letter to CoreLogic’s Board of Directors pursuant to which Cannae and Senator proposed to acquire CoreLogic for $65.00 per share in cash. On July 7, 2020, CoreLogic announced that its board of directors unanimously rejected the proposal. On July 29, 2020, Cannae and Senator sent an open letter to CoreLogic shareholders announcing that we have initiated the process to call a special meeting of CoreLogic's shareholders to elect nine independent directors to the CoreLogic Board of Directors.
Refer to Notes C and D for further discussion of our accounting for our investment in the Equity Fund and equity securities.
Other Developments
On May 8, 2020, we entered into a forward purchase agreement (the "FTAC FPA") with Foley Trasimene Acquisition Corp. (“FTAC”), a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "FTAC Initial Business Combination"). FTAC is co-sponsored by entities affiliated with the chairman of our Board of Directors, William P. Foley II. Under the FTAC FPA, we will purchase an aggregate of 15,000,000 shares of FTAC’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC's Class A common stock at $11.50 per share for an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
closing of the FTAC Initial Business Combination. The forward purchase is contingent upon the closing of the FTAC Initial Business Combination.
On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA" and together with the FTAC FPA, the "Forward Purchase Agreements") with Trebia Acquisition Corp. (“Trebia”), a newly incorporated blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board of Directors, William P. Foley II and Frank R. Martire, respectively. Under the Trebia FPA, we will purchase an aggregate of 7,500,000 Class A ordinary shares of Trebia, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share of Trebia at $11.50 per share for an aggregate purchase price of $75.0 million in a private placement to occur concurrently with the closing of the Trebia Initial Business Combination. The forward purchase is contingent upon the closing of the Tebia Initial Business Combination.
Refer to Note C and E for further discussion of our accounting for the Forward Purchase Agreements.
In June 2020, we completed an underwritten public offering of an aggregate of 12,650,000 shares of our common stock, including 1,650,000 shares of our common stock pursuant to the full exercise of the underwriter's overallotment option (the "Offering"), pursuant to a prospectus supplement, dated June 10, 2020, and the base prospectus, dated November 27, 2019, included in our registration statement on Form S-3 ASR (File No. 333-235303), which was initially filed with the Securities and Exchange Commission on November 27, 2019. We received net proceeds from the Offering of approximately $455.0 million, after deducting the underwriting discount and capitalized offering expenses payable by the Company. We intend to use the net proceeds of the Offering to fund future acquisitions or investments, including potential investments in existing portfolio companies, and for general corporate purposes.
On July 22, 2020, Richard L. Cox resigned from his position as Executive Vice President and Chief Financial Officer of the Company. Also on July 22, 2020, Bryan D. Coy was appointed to serve as Chief Financial Officer of the Company. In this role, Mr. Coy will serve as the Company’s principal financial and accounting officer.
On July 26, 2020, we entered into a forward purchase agreement (the “FPA”) with Black Knight, Inc. (“Black Knight”) pursuant to which we committed to purchase 20% of the equity interests in a to-be-formed new subsidiary of Black Knight (“NewCo”) for a purchase price of $290.0 million (the "FPA Purchase Price"). NewCo is to be formed in connection with the closing of the transaction contemplated by an equity purchase agreement (the "OB Purchase Agreement"), dated as of July 26, 2020, between Black Knight and affiliates of private equity firm GTCR, LLC to purchase Optimal Blue, LLC ("Optimal Blue"), a provider of secondary market solutions and actionable data services, for an enterprise value of $1.8 billion, subject to customary adjustments (the "Optimal Blue Acquisition"). The proceeds from the FPA will be used to partially fund the cash consideration to be paid by Black Knight at the closing of the Optimal Blue Acquisition. The Optimal Blue Acquisition is expected to close in the third quarter of 2020.
The FPA will terminate with no further force and effect upon: (a) the mutual written consent of Black Knight and us, (b) the termination of the OB Purchase Agreement in accordance with its terms, (c) our funding of the FPA Purchase Price in full, or (d) the outside date under the OB Purchase Agreement.
On July 31, 2020, we entered into a forward purchase agreement (the "FTAC II FPA") with Foley Trasimene Acquisition Corp. II (“FTAC II”), a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "FTAC II Initial Business Combination"). FTAC II is sponsored by an entity affiliated with the chairman of our Board of Directors, William P. Foley II. Under the FTAC II FPA, we will purchase an aggregate of 15,000,000 shares of FTAC II’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC II's Class A common stock at $11.50 per share for an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the closing of the FTAC II Initial Business Combination. The forward purchase is contingent upon the closing of the FTAC II Initial Business Combination.
Equity Securities
Equity securities include our investments in Ceridian, CoreLogic and the Forward Purchase Agreements and are carried at fair value. See Notes C and D for further discussion of our accounting for equity securities.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain shares of restricted stock that have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2020 and June 30, 2019, there were no antidilutive shares of restricted stock outstanding, which were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 24.3% and 14.3% in the three months ended June 30, 2020 and 2019, respectively, and 21.5% and 2.3% in the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate in both the three and six-month periods ended June 30, 2020 compared to the prior-year periods was primarily attributable to the reduced impact of equity in earnings of unconsolidated affiliates on pretax earnings in 2020 compared to the impact of equity in losses of unconsolidated affiliates on pretax earnings in the same period in the 2019.
We have a Deferred tax liability of $226.0 million as of June 30, 2020 and a Deferred tax asset of $54.5 million as of December 31, 2019. The $280.5 million change in deferred taxes in the six months ended June 30, 2020 is primarily attributable to the tax impact of the gain recorded for the change in accounting for Ceridian and unrealized gains on equity securities.
Restricted Cash
Our Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 is $11.4 million of such restricted cash.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The elimination of the three-month reporting lag for our equity investment in Dun & Bradstreet resulted in the adjustments for the periods indicated below (in millions, except per share amounts).

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
	(in millions, except per share amounts)
Condensed Consolidated Statements of Operations
Income tax expense (benefit)	$8.5	$5.9	$(2.6)	$3.7	$(1.3)	$(5.0)
Equity in losses of unconsolidated affiliates	(22.4)	(21.1)	1.3	(19.5)	(42.5)	(23.0)
Net earnings (loss)	15.0	18.9	3.9	17.0	(1.0)	(18.0)
Net earnings attributable to Cannae Holdings	$19.5	$23.4	$3.9	$24.6	$6.6	$(18.0)
Per Share Data:
Basic
Basic earnings per share attributable to Cannae Holdings common shareholders	$0.27	$0.33	$0.06	$0.34	$0.09	$(0.25)
Diluted
Diluted earnings per share attributable to Cannae Holdings common shareholders	$0.27	$0.33	$0.06	$0.34	$0.09	$(0.25)
Condensed Consolidated Statements of Comprehensive Earnings
Net earnings (loss)	$15.0	$18.9	$3.9	$17.0	$(1.0)	$(18.0)
Unrealized gain relating to investments in unconsolidated affiliates	5.3	2.3	(3.0)	11.5	8.2	(3.3)
Comprehensive earnings attributable to Cannae Holdings, Inc.	$29.0	$29.9	$0.9	$40.7	$19.4	$(21.3)

Note B — Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts that are to be considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
There have been no changes in our accounting for leases as of or during the three months ended June 30, 2020.
As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020. Future payments under operating lease arrangements as of June 30, 2020 are as follows (in millions):

2020 (remaining)	$19.0
2021	37.6
2022	29.9
2023	26.0
2024	17.1
Thereafter	89.1
Total lease payments, undiscounted	$218.7
Less: discount	59.6
Total operating lease liability as of June 30, 2020, at present value	$159.1
Less: operating lease liability as of June 30, 2020, current	27.1
Operating lease liability as of June 30, 2020, long term	$132.0

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$33.9	$33.9
Equity Securities:
Ceridian	1,279.4	—	—	1,279.4
CoreLogic	154.6	—	—	154.6
Forward Purchase Agreements	—	—	12.5	12.5
Total	$1,434.0	$—	$46.4	$1,480.4

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$19.2	$19.2
Total	$—	$—	$19.2	$19.2
Our Level 1 fair value measurement for our investments in Ceridian and CoreLogic are based on quoted market prices of Ceridian (NYSE: CDAY) and CoreLogic's (NYSE: CLGX) common equity.
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either a combination of an income approach or a contingent claims approach was utilized in determining the fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using a combination of an income and net recovery approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 8.5% to 17.5% as of June 30, 2020 and a weighted average based on relative fair value of the underlying securities of 12.6%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of June 30, 2020, changes in the discount rate utilized will not result in a change in fair value significant or material to the Company's financial position or results of operations.
The Forward Purchase Agreements are accounted for at fair value pursuant to ASC 321. We utilized a Monte Carlo Simulation in determining the fair value of the Forward Purchase Agreements, which are considered Level 3. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreements is the probability of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
consummation of the FTAC Initial Business Combination and the Trebia Initial Business Combination. The probabilities assigned to the consummation of both the FTAC Initial Business Combination and the Trebia Initial Business Combination was 90% and is based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the sponsors of FTAC and Trebia's track record for consummating similar transactions. Based on the total fair value of the Forward Purchase Agreements as of June 30, 2020, changes in the probabilities utilized will not result in a change in fair value significant or material to the Company's financial position or results of operations.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and six months ended June 30, 2020 and 2019 (in millions).

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Corporate debt	Forward Purchase		Corporate debt
	securities	Agreements	Total	securities

Fair value, beginning of period	$26.1	$—	$26.1	$17.5
Paid-in-kind dividends (1)	—	—	—	0.1
Net valuation gain included in earnings (2)	—	12.5	12.5	—
Net valuation gain included in other comprehensive earnings (3)	7.8	—	7.8	0.1
Fair value, end of period	$33.9	$12.5	$46.4	$17.7

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Corporate debt	Forward Purchase		Corporate debt
	securities	Agreements	Total	securities

Fair value, beginning of period	$19.2	$—	$19.2	$17.8
Paid-in-kind dividends (1)	—	—	—	0.1
Net valuation gain included in earnings (2)	—	12.5	12.5	—
Impairment (2)	—	—	—	(0.4)
Net valuation gain included in other comprehensive earnings (3)	14.7	—	14.7	0.2
Fair value, end of period	$33.9	$12.5	$46.4	$17.7
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Operations
(2) Included in Realized and other gains and losses, net on the Condensed Consolidated Statements of Operations
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the six months ended June 30, 2020 and 2019.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the three and six months ended June 30, 2020 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note D — Investments
Equity Securities
Gains on equity securities included in Realized and other gains and losses, net on the Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended June 30, 2020	Six months ended June 30, 2020

Net gains recognized during the period on equity securities	$578.9	$1,263.8
Less: net gains recognized during the period on equity securities sold during the period	(53.0)	(180.8)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$525.9	$1,083.0

We recorded no gains or losses on equity securities in the three or six months ended June 30, 2019.

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2020 and December 31, 2019 consisted of the following (in millions):

	Ownership at June 30, 2020	June 30, 2020	December 31, 2019
Dun & Bradstreet	24.3%	$344.0	$385.9
Ceridian (1)	11.1%	—	309.5
Equity Fund	46.6%	234.1	46.7
AmeriLife	20.3%	121.5	—
Other	various	100.1	94.4
Total		$799.7	$836.5
_____________________________________
(1) Investment in Ceridian is no longer accounted for under the equity method of accounting beginning March 31, 2020.

Equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2020 and June 30, 2019 consisted of the following (in millions):

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Dun & Bradstreet	$(55.5)	$(22.9)	$(45.4)	$(47.2)
Ceridian (1)	—	1.4	1.5	4.0
Equity Fund	138.1	—	79.3	—
AmeriLife	(3.5)	—	(3.5)	—
Other	(21.6)	0.4	(27.1)	0.7
Total	$57.5	$(21.1)	$4.8	$(42.5)
_____________________________________
(1) The amount for the six months ended June 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Dun & Bradstreet
Summarized financial information for Dun & Bradstreet's pre-IPO predecessor entity (the "D&B Predecessor") for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.
We acquired our initial interest in the D&B Predecessor on February 8, 2019. The results of operations for the six months ended June 30, 2019 presented below represent the D&B Predecessor's results of operations subsequent to our acquisition.

	June 30, 2020	December 31, 2019
	(In millions)
Total current assets	$489.0	$417.9
Goodwill and other intangible assets, net	7,870.3	8,091.5
Other assets	625.8	603.4
Total assets	$8,985.1	$9,112.8

Current liabilities	$2,453.6	$1,090.4
Long-term debt	3,620.7	3,818.9
Other non-current liabilities	1,521.8	1,594.0
Total liabilities	7,596.1	6,503.3
Preferred equity	—	1,030.6
Total capital	1,389.0	1,578.9
Total liabilities and equity	$8,985.1	$9,112.8

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Period from February 8, 2019 to June 30, 2019
	(In millions)		(In millions)
Total revenues	$420.6	$398.9	$815.9	$573.0
Loss before income taxes	(201.9)	(86.4)	(202.9)	(198.3)
Net loss	(173.8)	(60.5)	(99.9)	(141.9)
Dividends attributable to preferred equity and noncontrolling interest expense	(33.3)	(33.5)	(65.7)	(51.8)
Net loss attributable to Dun & Bradstreet	(207.1)	(94.0)	(165.6)	(193.7)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Equity Fund
Summarized financial information for the Equity Fund for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	June 30, 2020	December 31, 2019
	(In millions)
Due from brokers and counterparties	$290.7	$138.4
Investments, at fair value	146.3	—
Derivative contracts, at fair value	91.3	2.4
Total assets	$528.3	$140.8

Capital received in advance	$25.8	$45.2
Other liabilities	0.6	0.2
Total liabilities	26.4	45.4
Net assets	$501.9	$95.4

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(In millions)	(In millions)
Total net investment loss	$(0.8)	$(1.1)
Realized gain on securities and derivative contracts	85.5	86.0
Change in unrealized gain on securities and derivative contracts	212.1	91.6
Change in net assets from operations	296.8	176.5

As of June 30, 2020, $25.8 million of our investment in the Equity Fund is held on deposit with the Equity Fund until such time as the general partner utilizes the funds and other limited partners make matching pro-rata contributions. Our investment held on deposit is included in Prepaid expense and other current assets on our Consolidated and Combined Balance Sheet as of June 30, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of the AmeriLife Joint Venture on a three-month lag. Accordingly, our net earnings for the six-month period ended June 30, 2020 includes the Company’s equity in AmeriLife’s losses for the period from March 18, 2020 through March 31, 2020.

March 31, 2020
(In millions)
Total current assets	$152.3
Goodwill and other intangible assets, net	1,075.5
Other assets	15.0
Total assets	$1,242.8

Current liabilities	$40.8
Long-term debt	538.3
Other non-current liabilities	6.2
Total liabilities	585.3
Member's equity	597.6
Noncontrolling interest - nonredeemable	59.9
Total member's equity	657.5
Total liabilities and member's equity	$1,242.8

Period from March 18, 2020 to March 31, 2020
(In millions)
Total revenues	$14.7
Operating loss	(16.1)
Net loss	(16.9)
Income attributable to noncontrolling interests	0.4
Net loss attributable to AmeriLife	(17.3)

Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), an intelligent decision and analytics platform used by businesses for modeling and planning, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of June 30, 2020, we have $30.0 million recorded for our investment in QOMPLX, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Fixed Maturity Securities
 The carrying amounts and fair values of our available for sale fixed maturity securities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$33.9	$20.2	$13.7	$—	$33.9
Total	$33.9	$20.2	$13.7	$—	$33.9

	December 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$19.2	$19.6	$0.7	$(1.1)	$19.2
Total	$19.2	$19.6	$0.7	$(1.1)	$19.2

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of June 30, 2020, $33.4 million of the fixed maturity securities in our investment portfolio had a maturity of less than one year and $0.5 million had a maturity of greater than one year, but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
During the three and six months ended June 30, 2020 and three months ended June 30, 2019, we incurred no other-than-temporary impairment charges relating to corporate debt securities. During the six months ended June 30, 2019, we incurred $0.4 million of other-than-temporary impairment charges relating to corporate debt securities which is included in Realized and other gains and losses, net on the Condensed Consolidated Statement of Operations. The impairment recorded related to a corporate debt holding that had experienced a prolonged period of declining earnings and that we were uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings.
As of June 30, 2020, we held corporate debt securities with a fair value of $15.1 million for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.

Note E.  Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which generally are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest, among other criteria. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2020 and December 31, 2019, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2020 and December 31, 2019, of which we are not the primary beneficiary:

	June 30, 2020		December 31, 2019
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$358.1	$358.1	$440.2	$440.2
Notes receivable	4.4	20.4	—	—
Forward Purchase Agreements	12.5	12.5	—	—

Investments in Unconsolidated Affiliates
The Company holds variable interests in certain unconsolidated affiliates, outlined in the table above, which are primarily comprised of Dun & Bradstreet, Blue Ribbon and, to a lesser extent, funds that hold minority ownership interests primarily in healthcare-related entities. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates and therefore we are not the primary beneficiary. As of December 31, 2019, total assets in the table above includes the Company's equity method investment in the Equity Fund. In the three months ended June 30, 2020, our and other limited partners' commitments to provide capital to the Equity Fund were fully satisfied. Accordingly, the Equity Fund is considered to be sufficiently capitalized such that it is able to finance its ongoing operations and is no longer considered a variable interest entity. The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The assets are included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note D for further discussion of our accounting for investments in unconsolidated affiliates.
Notes Receivable
Notes receivable includes notes outstanding to unconsolidated affiliates considered VIEs for which we are not the primary beneficiary. The assets are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Maximum exposure to loss also includes our total commitment to provide funding under our DIP Loan with Blue Ribbon of $20.0 million as of June 30, 2020 in addition to the book value of other notes receivable. On July 16, 2020, the DIP Loan was amended to increase the capacity thereunder from $20.0 million to $27.5 million.
Forward Purchase Agreements
In conjunction with the Forward Purchase Agreements, the Company made immaterial investments in the sponsors of FTAC and Trebia which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The Forward Purchase Agreement assets are accounted for as investments in equity securities pursuant to ASC 321 and are included in Equity securities on the Condensed Consolidated Balance Sheet as of June 30, 2020. See Notes C and D for further information on our accounting for equity securities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note F — Notes Payable
Notes payable consists of the following:

	June 30, 2020	December 31, 2019
	(In millions)
99 Term Loan	$19.8	$30.9
99 Revolver	12.5	3.0
99 DLOC Loan	—	—
Margin Facility	—	75.0
Brasada Interstate Loans	13.2	13.4
FNF Revolver	—	—
Other	24.9	4.8
Notes payable, total	$70.4	$127.1
Less: Notes payable, current	6.0	7.0
Notes payable, long term	$64.4	$120.1
At June 30, 2020, the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of our variable rate notes payable approximate fair value as they are variable rate instruments with short reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of June 30, 2020.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants, entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to 99 DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to 99 DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. As of June 30, 2020, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 4.13% and 5.38%, respectively, and there is $12.5 million of aggregate borrowing capacity under the 99 Revolver and DLOC Loans.
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
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of the Company, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Brasada Interstate Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million ("C Note") and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million ("A Note"), which accrues interest at a rate

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million ("B Note"), which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. As of June 30, 2020, the B Note and Line of Credit Loan incurred interest at 3.90%, the C Note incurred interest at 3.61%, and there was $0.8 million available to be drawn pursuant to the Brasada Interstate Loans.
Note payable to FNF
On November 17, 2017, in conjunction with the FNF Split-Off, FNF issued to the Company a revolver note in an aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five year anniversary of the date we were issued the FNF Revolver. The maturity date is automatically extended for additional five year terms unless notice of non-renewal is otherwise provided by either FNF or the Company, in their sole discretion. As of June 30, 2020, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at June 30, 2020 are as follows (in millions):

2020 (remaining)	$4.4
2021	6.7
2022	28.3
2023	20.2
2024	0.6
Thereafter	11.1
$71.3

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate is recorded. As of June 30, 2020 and December 31, 2019, we had $0.1 million accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
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
On July 10, 2020, Blue Ribbon filed its Chapter 11 Plan with the U.S. Bankruptcy Court of Delaware. The Chapter 11 Plan is supported by the Official Committee of Unsecured Creditors of Blue Ribbon and is subject to confirmation by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.
In conjunction with the Blue Ribbon Reorganization, we have agreed to provide the DIP Loan of up to $27.5 million to Blue Ribbon and its subsidiaries. As of June 30, 2020, we have provided $15.5 million of financing to Blue Ribbon and its subsidiaries under the DIP Loan.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2020 to determine the amount of the obligations.
Purchase obligations as of June 30, 2020 are as follows (in millions):

2020 (remaining)	$51.4
2021	59.5
2022	13.4
2023	8.5
2024	8.0
Thereafter	10.6
Total purchase commitments	$151.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As discussed in Notes A and D, as of March 31, 2020, we no longer account for our investment in Ceridian under the equity method of accounting for equity investments. As a result of our reduction in influence over Ceridian and change in our accounting for our investment, we no longer consider Ceridian a reportable segment.
As of and for the three months ended June 30, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$99.4	$—	$—	$—	$99.4
Other operating revenues	—	420.6	3.2	(420.6)	3.2
Revenues from external customers	99.4	420.6	3.2	(420.6)	102.6
Interest, investment and other income, including realized and other gains and losses, net	(0.1)	(122.5)	586.5	122.5	586.4
Total revenues and other income	99.3	298.1	589.7	(298.1)	689.0
Depreciation and amortization	6.6	132.6	0.7	(132.6)	7.3
Interest expense	(1.1)	(78.0)	0.1	78.0	(1.0)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(24.0)	(201.9)	563.7	201.9	539.7
Income tax (benefit) expense	—	(27.5)	131.1	27.5	131.1
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(24.0)	(174.4)	432.6	174.4	408.6
Equity in (losses) earnings of unconsolidated affiliates	(9.7)	0.6	122.7	(56.1)	57.5
Net (loss) earnings from continuing operations	$(33.7)	$(173.8)	$555.3	$118.3	$466.1
Assets	$408.0	$8,985.1	$3,380.6	$(8,985.1)	$3,788.6
Goodwill	53.5	2,848.0	—	(2,848.0)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As of and for the three months ended June 30, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$266.5	$—	$—	$—	$266.5
Other operating revenues	—	398.9	5.7	(398.9)	5.7
Revenues from external customers	266.5	398.9	5.7	(398.9)	272.2
Interest investment and other income, including realized and other gains and losses, net	2.8	8.7	73.7	(8.7)	76.5
Total revenues and other income	269.3	407.6	79.4	(407.6)	348.7
Depreciation and amortization	9.4	136.8	0.5	(136.8)	9.9
Interest expense	(1.5)	(86.0)	(4.0)	86.0	(5.5)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(11.6)	(86.4)	61.2	86.4	49.6
Income tax (benefit) expense	—	(23.1)	7.1	23.1	7.1
(Loss) earnings before equity in earnings of unconsolidated affiliates	(11.6)	(63.3)	54.1	63.3	42.5
Equity in earnings (losses) of unconsolidated affiliates	—	2.8	1.7	(25.6)	(21.1)
Net (loss) earnings from continuing operations	$(11.6)	$(60.5)	$55.8	$37.7	$21.4
Assets	$636.2	$9,073.3	$1,216.0	$(9,073.3)	$1,852.2
Goodwill	76.5	2,792.6	—	(2,792.6)	76.5
As of and for the six months ended June 30, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$269.3	$—	$—	$—	$269.3
Other operating revenues	—	815.9	6.3	(815.9)	6.3
Revenues from external customers	269.3	815.9	6.3	(815.9)	275.6
Interest, investment and other income, including realized and other gains and losses, net	7.7	(32.2)	1,496.0	32.2	1,503.7
Total revenues and other income	277.0	783.7	1,502.3	(783.7)	1,779.3
Depreciation and amortization	14.3	266.9	1.4	(266.9)	15.7
Interest expense	(4.2)	(161.0)	(0.6)	161.0	(4.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(44.9)	(202.9)	1,444.8	202.9	1,399.9
Income tax (benefit) expense	—	(101.8)	300.5	101.8	300.5
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(44.9)	(101.1)	1,144.3	101.1	1,099.4
Equity in (losses) earnings of unconsolidated affiliates	(14.9)	1.2	65.1	(46.6)	4.8
Net (loss) earnings from continuing operations	$(59.8)	$(99.9)	$1,209.4	$54.5	$1,104.2
Assets	$408.0	$8,985.1	$3,380.6	$(8,985.1)	$3,788.6
Goodwill	53.5	2,848.0	—	(2,848.0)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As of and for the six months ended June 30, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$524.3	$—	$—	$—	$524.3
Other operating revenues	—	573.0	10.2	(573.0)	10.2
Revenues from external customers	524.3	573.0	10.2	(573.0)	534.5
Interest investment and other income, including realized and other gains and losses, net	3.5	13.9	85.6	(13.9)	89.1
Total revenues and other income	527.8	586.9	95.8	(586.9)	623.6
Depreciation and amortization	19.1	217.3	1.2	(217.3)	20.3
Interest expense	(2.5)	(135.0)	(6.7)	135.0	(9.2)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(19.7)	(198.3)	67.1	198.3	47.4
Income tax (benefit) expense	(0.1)	(53.5)	1.2	53.5	1.1
(Loss) earnings before equity in earnings of unconsolidated affiliates	(19.6)	(144.8)	65.9	144.8	46.3
Equity in earnings (losses) of unconsolidated affiliates	—	2.9	4.6	(50.0)	(42.5)
Net (loss) earnings from continuing operations	$(19.6)	$(141.9)	$70.5	$94.8	$3.8
Assets	$636.2	$9,073.3	$1,216.0	$(9,073.3)	$1,852.2
Goodwill	76.5	2,792.6	—	(2,792.6)	76.5

The activities in our segments include the following:
•Restaurant Group. This segment consists of the operations of O'Charley's and 99 Restaurants, in which we have 65.4% and 88.5% ownership interests, respectively, and our portion of Blue Ribbon's losses accounted for as an unconsolidated affiliate. The full results of Blue Ribbon are included through January 27, 2020, the date of commencement of the Blue Ribbon Reorganization. O'Charley's and its affiliates are the owners and operators of the O'Charley's restaurant concept. 99 Restaurants and its affiliates are the owners and operators of 99 Restaurants restaurant concept. Blue Ribbon and its affiliates are the owners and operators of the Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation.
•Dun & Bradstreet. This segment consists of our 24.3% ownership interest in the D&B Predecessor. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2019 contained more than 355 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to the D&B Acquisition in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Dun & Bradstreet Elimination section of the segment presentation above. Our net earnings for the six months ended June 30, 2019, includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date we made our initial investment in the D&B Predecessor, to June 30, 2019. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2020	2019
	(In millions)
Cash paid during the period:
Interest	$3.1	$2.8
Income taxes	0.2	—
Operating leases	21.5	31.4
Non-cash investing and financing activities:
Lease liabilities recognized in exchange for new lease right-of-use assets	$—	$5.1

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$99.3	$247.7	$266.3	$493.0
Bakery sales	Restaurant Group	—	17.4	2.2	28.4
Franchise and other	Restaurant Group	0.1	1.4	0.8	2.9
Total restaurant revenue		99.4	266.5	269.3	524.3
Other operating revenue:
Real estate and resort	Corporate and other	3.0	5.7	5.8	10.1
Other	Corporate and other	0.2	—	0.5	0.1
Total other operating revenue		3.2	5.7	6.3	10.2
Total operating revenues		$102.6	$272.2	$275.6	$534.5
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
Other operating revenue consists primarily of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Such revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Contract Balances
The following table provides information about receivables and deferred revenue:

	June 30,	December 31,
	2020	2019
	(In millions)
Trade receivables, net	$4.2	$16.0
Deferred revenue (contract liabilities)	15.7	26.4

Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $3.4 million and $13.9 million was recognized in the three and six months ended June 30, 2020, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.

Note K.  Goodwill and Other Intangible Assets
Goodwill consists of the following:

	Restaurant Group	Corporate and Other	Total
	(In millions)
Balance, December 31, 2019	$66.1	$—	$66.1
Impairments	(7.7)	—	(7.7)
Deconsolidation of Blue Ribbon	(4.9)	—	(4.9)
Balance, June 30, 2020	$53.5	$—	$53.5

In the six months ended June 30, 2020, we recorded $7.7 million of impairment to goodwill in our Restaurant Group segment. The impairment recorded was calculated as the deficit between the carrying value of our O'Charley's reporting unit of our Restaurant Group compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
In the six months ended June 30, 2020, we recorded $4.5 million of impairment to tradenames in our Restaurant Group segment which is included in Other operating expenses on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.
Both impairment charges are a result of a decrease in forecasted revenue and cash flows and increased uncertainty in future revenue and cash flow projections resulting from government imposed social restrictions and other mitigation measures in response to the COVID-19 pandemic.
See Note A for further discussion of our deconsolidation of Blue Ribbon as a result of the Blue Ribbon Reorganization.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note L — Discontinued Operations
T-System
On December 31, 2019, we completed the contribution (the "T-System Contribution") of T-System Holdings, Inc. ("T-System") to a new joint venture known as Coding Solutions Topco, Inc ("Coding Solutions"). As a result of the T-System Contribution, T-System was deconsolidated and the results of operations of T-System have been reclassified to discontinued operations in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019. We retained a 22.7% equity interest in Coding Solutions.
A reconciliation of the operations of T-System to the Condensed Consolidated Statement of Operations is shown below (in millions):

Three Months Ended June 30, 2019

(Unaudited)
Revenues:
Other operating revenue	$12.9
Total operating revenues	12.9
Operating expenses:
Personnel costs	7.8
Depreciation and amortization	3.4
Other operating expenses	4.8
Total operating expenses	16.0
Operating loss	(3.1)
Other income (expense):
Realized loss	(0.5)
Total other expense	(0.5)
Loss from discontinued operations before income taxes	(3.6)
Income tax benefit	(1.1)
Loss from discontinued operations	$(2.5)

Six Months Ended June 30, 2019

(Unaudited)
Revenues:
Other operating revenue	$25.1
Total operating revenues	25.1
Operating expenses:
Personnel costs	16.1
Depreciation and amortization	6.9
Other operating expenses	8.7
Total operating expenses	31.7
Operating loss	(6.6)
Other income (expense):
Realized loss	(0.5)
Total other expense	(0.5)
Loss from discontinued operations before income taxes	(7.1)
Income tax benefit	(2.3)
Loss from discontinued operations	$(4.8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); the overall impact of the outbreak of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; risks related to our Externalization; the ultimate outcome of any possible transaction between us and CoreLogic, including uncertainties as to whether CoreLogic will cooperate with us regarding a proposed acquisition of CoreLogic; the ultimate result should we determine to commence a proxy contest for election of directors to CoreLogic’s board of directors; our ability to consummate a proposed acquisition of CoreLogic; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") and other filings with the SEC.

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
See Note A for discussion of the D&B IPO and D&B Private Placement.
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
COVID-19
In March 2020 the outbreak of COVID-19 was declared a national health emergency in the United States. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The Company has been closely monitoring developments related to COVID-19 and its impacts to our portfolio of investments and financial markets. We are working with management of our subsidiaries to evaluate business-specific risks and respond to any financial and operational disruptions. At the holding company level, we believe our operating model, low financial leverage and access to capital uniquely positions us to weather economic disruptions. See further discussion of our financial resources in the Liquidity and Capital Resources subsection below.
As a result of the unprecedented social restrictions related to COVID-19, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020. In response to the outbreak and these changing conditions, our Restaurant Group brands closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed through early May 2020.
Beginning in March 2020 and lasting into May 2020, in most of our restaurants we were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. Timing of reopening stores and resulting guest traffic has varied by jurisdiction.
We have been in discussions with our Restaurant Group businesses’ major suppliers, and during the COVID-19 outbreak we have not experienced and do not currently expect to experience material disruptions in our supply chain.
The COVID-19 outbreak and these responses have affected and are projected to continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs.
See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection below.
See Item 1A of Part II of this Quarterly Report for further discussion of risk factors related to COVID-19.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenues:
Restaurant revenue	$99.4	$266.5	$269.3	$524.3
Other operating revenue	3.2	5.7	6.3	10.2
Total operating revenues	102.6	272.2	275.6	534.5
Operating expenses:
Cost of restaurant revenue	100.8	231.6	253.9	458.6
Personnel costs	23.3	23.1	52.5	39.2
Depreciation and amortization	7.3	9.9	15.7	20.3
Other operating expenses	16.9	29.0	44.8	48.9
Goodwill impairment	—	—	7.7	—
Total operating expenses	148.3	293.6	374.6	567.0
Operating loss	(45.7)	(21.4)	(99.0)	(32.5)
Other income (expense):
Interest, investment and other income	8.3	1.4	10.5	12.4
Interest expense	(1.0)	(5.5)	(4.8)	(9.2)
Realized and other gains and losses, net	578.1	75.1	1,493.2	76.7
Total other income	585.4	71.0	1,498.9	79.9
Earnings before income taxes and equity in losses of unconsolidated affiliates	539.7	49.6	1,399.9	47.4
Income tax expense	131.1	7.1	300.5	1.1
Earnings before equity in earnings (losses) of unconsolidated affiliates	408.6	42.5	1,099.4	46.3
Equity in earnings (losses) of unconsolidated affiliates	57.5	(21.1)	4.8	(42.5)
Net earnings	466.1	21.4	1,104.2	3.8
Net losses from discontinued operations, net of tax	—	(2.5)	—	(4.8)
Net earnings (loss)	466.1	18.9	1,104.2	(1.0)
Less: Net loss attributable to non-controlling interests	(9.2)	(4.5)	(18.8)	(7.6)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$475.3	$23.4	$1,123.0	$6.6
 Revenues.
Total revenues decreased $169.6 million, or 62.3%, in the three months ended June 30, 2020 and decreased $258.9 million, or 48.4%, in the six months ended June 30, 2020 compared to the corresponding periods in 2019.
Net earnings attributable to Cannae Holdings, Inc. common shareholders increased $451.9 million, or 1,931.2%, in the three months ended June 30, 2020, and increased $1,116.4 million, or 16,915.2%, in the six months ended June 30, 2020 compared to the corresponding periods in 2019.
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
Other operating expenses include rent, professional fees, advertising costs, travel expenses and impairments of operating assets.
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment as well as amortization of intangible assets.
The change in expenses from our segments is discussed in further detail at the segment level below.
Income tax expense was $131.1 million and $7.1 million in the three-month periods ended June 30, 2020 and 2019, respectively, and $300.5 million and $1.1 million in the six-month periods ended June 30, 2020 and 2019, respectively. Our effective tax rate was 24.3% and 14.3% in the three months ended June 30, 2020 and 2019, respectively, and 21.5% and 2.3% in the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income or earnings of unconsolidated affiliates. The increase in the effective tax rate in the three and six-month periods ended June 30, 2020 was primarily attributable to the reduced impact of equity in earnings of unconsolidated affiliates on pretax earnings in 2020 compared to the impact of equity in losses of unconsolidated affiliates on pretax earnings in the corresponding periods in the 2019.
Other.
Equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2020 and 2019 consisted of the following (in millions):

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Dun & Bradstreet	$(55.5)	$(22.9)	$(45.4)	$(47.2)
Ceridian (1)	—	1.4	1.5	4.0
Equity Fund	138.1	—	79.3	—
AmeriLife	(3.5)	—	(3.5)	—
Other	(21.6)	0.4	(27.1)	0.7
Total	$57.5	$(21.1)	$4.8	$(42.5)
_____________________________________
(1) The amount for the six months ended June 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment as of March 31, 2020.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Restaurant revenue	$99.4	$266.5	$269.3	$524.3
Total operating revenues	99.4	266.5	269.3	524.3
Operating expenses:
Cost of restaurant revenue	100.8	231.6	253.9	458.6
Personnel costs	7.2	14.5	15.7	27.3
Depreciation and amortization	6.6	9.4	14.3	19.1
Other operating expenses	7.6	23.9	26.1	40.0
Goodwill impairment	—	—	7.7	—
Total operating expenses	122.2	279.4	317.7	545.0
Operating loss	(22.8)	(12.9)	(48.4)	(20.7)
Other income (expense):
Interest expense	(1.1)	(1.5)	(4.2)	(2.5)
Realized and other gains and losses, net	(0.1)	2.8	7.7	3.5
Total other expense	(1.2)	1.3	3.5	1.0
Loss before income taxes and equity in losses of unconsolidated affiliates	$(24.0)	$(11.6)	$(44.9)	$(19.7)
Total revenues for the Restaurant group segment decreased $167.1 million, or 62.7%, in the three months ended June 30, 2020, and decreased $255.0 million, or 48.6%, in the six months ended June 30, 2020 compared to the corresponding periods in 2019. The decrease was primarily driven by decreased revenue related to the Blue Ribbon Reorganization, which resulted in the deconsolidation of Blue Ribbon as of January 27, 2020, the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn and Baker's Square concepts subsequent to the prior year periods and a decrease in comparable store sales driven by social restrictions imposed by state and local governments in connection with COVID-19 in March 2020, which resulted in the closing of dining rooms for substantially all of our restaurants from late March 2020 and into May 2020. The decrease was partially offset by increases in the average guest check. Revenue of $29.4 million and $58.3 million is recorded in the three and six months ended June 30, 2019, respectively, associated with stores closed subsequent to June 30, 2019. Revenue associated with our Blue Ribbon brands was $71.5 million and $136.4 million, respectively, in the three months and six months ended June 30, 2019. Revenue for Blue Ribbon in the six months ended June 30, 2020 was $17.8 million and represents Blue Ribbon's revenue for the period from January 1, 2020 through January 27, 2020, the date of Blue Ribbon's filing for bankruptcy.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants and O'Charley's brands decreased 62.0% and 35.1%, respectively, in the three months ended June 30, 2020 and decreased 37.3% and 25.9%, respectively in the six months ended June 30, 2020, compared to the comparable periods in 2019. The decrease is primarily attributable to the impact of COVID-19.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 101.4% and 86.9% in the three months ended June 30, 2020 and 2019, respectively, and 94.3% and 87.5% in the six months ended June 30, 2020 and 2019, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the three and six months ended June 30, 2020 compared to the comparable periods in 2019 is primarily attributable to the impact of fixed costs on the substantial decrease in revenue discussed above.
Other operating expense decreased $16.3 million, or 68.2%, in the three months ended June 30, 2020, and decreased $13.9 million, or 35.0%, in the six months ended June 30, 2020 from the corresponding period in 2019. The decrease is primarily attributable to the exclusion of Blue Ribbon from our gross results of operations as a result of the Blue Ribbon Reorganization.

The decrease in the six-month period is partially offset by impairment of assets of $6.8 million in the three months ended March 31, 2020.
See Note K to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for discussion of our impairment of goodwill for the O'Charley's reporting unit of our Restaurant Group.
Realized and other gains and losses, net for the six months ended June 30, 2020 includes a gain of $26.5 million as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment of $18.6 million. See Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion.
Loss before income taxes decreased by $12.4 million, or 106.9%, in the three months ended June 30, 2020 and decreased $25.2 million, or 127.9%, in the six months ended June 30, 2020 from the corresponding periods in 2019. The decrease in loss was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of June 30, 2020, we owned a 24.3% interest in the D&B Predecessor. Subsequent to the D&B IPO and the D&B Private Placement, we own 18.1% of the outstanding common stock of Dun & Bradstreet. We account for our investment in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for the D&B Predecessor for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below. Our net earnings for the six-month period ended June 30, 2019 includes our equity in the D&B Predecessor losses for the period from February 8, 2019, the date we acquired our initial interest in the D&B Predecessor, through June 30, 2019.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Period from February 8, 2019 to June 30, 2019
	(In millions)		(In millions)
Total revenues	$420.6	$398.9	$815.9	$573.0
Loss before income taxes	(201.9)	(86.4)	(202.9)	(198.3)
Net loss	(173.8)	(60.5)	(99.9)	(141.9)
Dividends attributable to preferred equity and noncontrolling interest expense	(33.3)	(33.5)	(65.7)	(51.8)
Net loss attributable to Dun & Bradstreet	(207.1)	(94.0)	(165.6)	(193.7)

The D&B IPO was completed on July 6, 2020. Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenues:
Other operating revenue	$3.2	$5.7	$6.3	$10.2
Operating expenses:
Personnel costs	16.1	8.6	36.8	11.9
Depreciation and amortization	0.7	0.5	1.4	1.2
Other operating expenses	9.3	5.1	18.7	8.9
Total operating expenses	26.1	14.2	56.9	22.0
Operating loss	(22.9)	(8.5)	(50.6)	(11.8)
Other income (expense):
Interest and investment income	8.3	1.4	10.5	12.4
Interest expense	0.1	(4.0)	(0.6)	(6.7)
Realized and other gains and losses, net	578.2	72.3	1,485.5	73.2
Total other income	586.6	69.7	1,495.4	78.9
Earnings before income taxes and equity in losses of unconsolidated affiliates	$563.7	$61.2	$1,444.8	$67.1
Personnel costs increased $24.9 million in the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily driven by a net increase of $25.6 million in investment success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses increased by $9.8 million in the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily driven by an increase in professional fees, including $8.6 million for our quarterly management fees to our Manager, in the 2020 period.
Realized and other gains and losses, net, increased $505.9 million in the three months ended June 30, 2020 and increased $1,412.3 million in the six months ended June 30, 2020, compared to the corresponding periods in 2019. The increase in the three-month period is primarily attributable to realized and unrealized gains on equity securities. The increase in the six-month period is also attributable to a gain of $223.1 million on the sale of a portion of our holdings of Ceridian stock in February 2020 and a gain of $684.9 million on our change in accounting for our investment in Ceridian. See Note D for further information on realized gains on equity securities.
Earnings before income taxes increased $502.5 million in the three months ended June 30, 2020, and increased $1,377.7 million in the six months ended June 30, 2020, compared to the corresponding periods in 2019. The increased earnings was primarily attributable to the factors noted above.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include additional investments, business acquisitions or stock repurchases.
As of June 30, 2020, we had cash and cash equivalents of $922.7 million and $100.0 million of capacity under our existing holding company credit facilities. We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, borrowings on existing credit facilities or by additional capital raised through debt or equity markets. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, future investments, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2020 and 2019 totaled $81.3 million and $24.5 million, respectively. The decrease in cash provided by (increase in cash used in) operations of $56.8 million is primarily attributable to increased losses in our Restaurant Group and timing of payment and receipt of cash associated with operating assets and liabilities.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the six months ended June 30, 2020 and 2019 were $83.3 million and $(387.8) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $471.1 million in the 2020 period from the 2019 period is primarily attributable to our investment in Dun & Bradstreet in the 2019 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $16.2 million and $10.3 million for the six-month periods ended June 30, 2020 and 2019, respectively. Capital expenditures in the six months ended June 30, 2020 include the Company's purchase of our corporate headquarters for $9.3 million. The balance of expenditures in 2020 and all of the expenditures in the six months ended June 30, 2019 primarily consisted of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2020 and 2019 were $387.0 million and $163.0 million, respectively. The increase in cash provided by financing activities of $224.0 million is primarily attributable to $455.0 million of net proceeds from the Offering and $35.0 million of proceeds from draws on credit facilities and new debt in the 2020 period, offset by $262.1 million of cash proceeds from draws on credit facilities in the 2019 period, $92.3 million of debt service payments in the 2020 period and $14.4 million of cash paid for purchases of Treasury stock in the 2020 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2020 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $1,226.0 million as of June 30, 2020.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations which are accounted for as failed sale and leaseback transactions.

As of June 30, 2020, our required annual payments relating to these contractual obligations were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Operating lease payments	$19.0	$37.6	$29.9	$26.0	$17.1	$89.1	$218.7
Unconditional purchase obligations	51.4	59.5	13.4	8.5	8.0	10.6	151.4
Notes payable	4.4	6.7	28.3	20.2	0.6	11.1	71.3
Management fees payable to Manager	9.2	18.4	18.4	18.4	13.8	—	78.2
Restaurant Group financing obligations	1.1	3.0	3.1	3.1	3.1	25.6	39.0
Total	$85.1	$125.2	$93.1	$76.2	$42.6	$136.4	$558.6

Capital Stock Transactions. On September 19, 2019, our Board of Directors approved a new three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 510,109 shares of CNNE common stock during the six months ended June 30, 2020 for approximately $14.4 million in the aggregate, or an average of $28.31 per share. Since the original commencement of the 2019 Repurchase Program through market close on August 5, 2020, we repurchased a total of 688,416 common shares for approximately $19.3 million in the aggregate, or an average of $28.06 per share.
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
There were no changes in our internal control over financial reporting that occurred during the quarter months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A.   Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. In addition, we identified the following additional risks as a result of the outbreak of COVID-19.
Risks Relating to the Restaurant Group
The COVID-19 outbreak has disrupted and is expected to continue to disrupt the business of our Restaurant Group, which has and could continue to materially affect our Restaurant Group's operations, financial condition and results of operations for an extended period of time.
The COVID-19 outbreak, the federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our Restaurant Group businesses. In the United States, individuals are being encouraged to practice social distancing, in most places are restricted from gathering in groups and in many cases, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed through early May 2020. Beginning in March 2020 and lasting into May 2020, in most of our restaurants we were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations.
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
A significant outbreak of contagious diseases in the human population, such as COVID-19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could have an adverse effect on demand for Dun & Bradstreet's solutions and access to its data sources. Disruptions in the financial markets could limit the ability or willingness of D&B's clients to extend credit to their customers or cause its clients to constrain budgets, which could adversely impact demand for D&B's data and analytics solutions. The U.S. and other governments abroad have implemented enhanced screening, broad shelter-in-place orders and social distancing requirements, business closures, quarantine requirements and travel restrictions in connection with the COVID-19 global pandemic. In addition to governmental measures, companies, including Dun & Bradstreet, are imposing, or may impose, temporary precautionary measures intended to help minimize the risk of the virus to employees, customers and communities, including requiring that employees work remotely and restricting non-essential travel. Additionally, many businesses permanently reduced employee headcount and many others have permanently ceased operations as a result of the pandemic. Given the breadth of Dun & Bradstreet's data, the large number of countries the data is sourced from and system requirements necessary to process and analyze such data, many of D&B's employees and employees of its partners may be limited or unable to effectively work remotely. Further, D&B's employees travel frequently to maintain relationships with and sell solutions to its clients. Continued mandates that employees work remotely, prolonged travel restrictions or general economic uncertainty could negatively impact D&B's suppliers’ ability to provide it with data and services, D&B's ability to deliver or market its solutions and client demand for D&B's solutions. The extent of the impact of COVID-19 on D&B's operational and financial performance will depend on future developments, including the duration and spread of the global pandemic, related travel advisories, business closures and quarantine or social distancing restrictions, the speed of recovery once the pandemic subsides, the impact of any resurgence of the pandemic once measures to slow the spread of the virus have been lifted and impacts to the global markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, could further impact demand for D&B's solutions and could have a material adverse effect on its business, financial condition and results of operations.

Risks Relating to the Company's Corporate and Other Businesses
The outbreak of COVID-19 and resulting government response have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations, which could have an adverse effect on our Corporate and Other businesses, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 and resulting government imposed restrictions on many activities has resulted in an overarching reduction in business activity and financial transactions, an increase in unemployment, supply chain interruptions and overall economic and financial market instability. If such disruption persists for an extended period of time, the businesses comprising our Corporate and Other segment and our ability to consummate new investments could be adversely affected, which could result in an adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2020 - 4/30/2020	123,592	$29.37	123,592	4,311,584
5/1/2020 - 5/31/2020	—	—	—	4,311,584
6/1/2020 - 6/30/2020	—	—	—	4,311,584
Total	123,592	$29.37	123,592
(1) On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022.
(2) As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Dun & Bradstreet Holdings, Inc. Common Stock Purchase Agreement, dated June 23, 2020, among Dun & Bradstreet Holdings, Inc. and DNB Holdco, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2020).

10.2	Forward Purchase Agreement, by and between Black Knight, Inc. and Cannae Holdings, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2020	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)