Form 10-Q
period 2020-09-30
Cannae Holdings, Inc.
filed 2020-11-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2020 there were 91,656,245 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2020
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$405.9	$533.7
Short-term investments	—	0.5
Trade receivables	5.7	16.0
Inventory	6.4	16.3
Prepaid expenses and other current assets	75.1	64.4
Total current assets	493.1	630.9
Equity securities, at fair value - see Note A	1,516.6	—
Investments in unconsolidated affiliates	1,413.2	836.5
Lease assets	131.8	192.9
Property and equipment, net	127.2	162.6
Other intangible assets, net	37.4	63.1
Goodwill	53.5	66.1
Fixed maturity securities available for sale, at fair value	34.5	19.2
Deferred tax asset	—	54.5
Other long term investments and non-current assets	61.3	66.4
Total assets	$3,868.6	$2,092.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$72.6	$86.4
Lease liabilities, current	26.7	41.5
Income taxes payable	11.8	37.4
Deferred revenue	14.7	26.4
Notes payable, current	33.2	7.0
Total current liabilities	159.0	198.7
Lease liabilities, long term	123.3	199.7
Deferred tax liability	231.1	—
Notes payable, long term	37.1	120.1
Accounts payable and other accrued liabilities, long term	46.1	43.9
Total liabilities	596.6	562.4
Commitments and contingencies - see Note G
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of September 30, 2020 and December 31, 2019; outstanding of 91,656,245 and 79,516,833 shares as of September 30, 2020 and December 31, 2019, respectively, and issued of 92,377,972 and 79,727,972 shares as of September 30, 2020 and December 31, 2019, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of September 30, 2020 and December 31, 2019	—	—
Retained earnings	1,398.5	143.6
Additional paid-in capital	1,871.7	1,396.7
Less: Treasury stock, 721,727 and 211,139 shares as of September 30, 2020 and December 31, 2019, respectively, at cost	(20.3)	(5.9)
Accumulated other comprehensive earnings (loss)	10.1	(45.9)
Total Cannae shareholders' equity	3,260.0	1,488.5
Noncontrolling interests	12.0	41.3
Total equity	3,272.0	1,529.8
Total liabilities and equity	$3,868.6	$2,092.2
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues:
Restaurant revenue	$129.4	$247.7	$398.7	$772.0
Other operating revenue	10.3	9.3	16.6	19.5
Total operating revenues	139.7	257.0	415.3	791.5
Operating expenses:
Cost of restaurant revenue	121.7	220.1	375.6	678.7
Personnel costs	16.7	22.9	69.2	62.1
Depreciation and amortization	6.5	9.5	22.2	29.8
Other operating expenses	23.2	26.0	68.0	74.9
Goodwill impairment	—	—	7.7	—
Total operating expenses	168.1	278.5	542.7	845.5
Operating loss	(28.4)	(21.5)	(127.4)	(54.0)
Other income (expense):
Interest, investment and other income	4.7	1.3	15.2	13.7
Interest expense	(1.6)	(5.2)	(6.4)	(14.4)
Recognized gains and losses, net	189.6	92.9	1,682.8	169.6
Total other income	192.7	89.0	1,691.6	168.9
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	164.3	67.5	1,564.2	114.9
Income tax expense	35.1	15.1	335.6	16.2
Earnings before equity in (losses) earnings of unconsolidated affiliates	129.2	52.4	1,228.6	98.7
Equity in (losses) earnings of unconsolidated affiliates	(1.2)	(8.3)	3.6	(50.8)
Earnings from continuing operations	128.0	44.1	1,232.2	47.9
Net losses from discontinued operations, net of tax - see Note L	—	(2.5)	—	(7.3)
Net earnings	128.0	41.6	1,232.2	40.6
Less: Net loss attributable to non-controlling interests	(3.9)	(4.6)	(22.7)	(12.2)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$131.9	$46.2	$1,254.9	$52.8
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$131.9	$48.6	$1,254.9	$59.8
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	(2.4)	—	(7.0)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$131.9	$46.2	$1,254.9	$52.8
Earnings per share
Basic
Net earnings per share from continuing operations	$1.44	$0.68	$14.97	$0.84
Net loss per share from discontinued operations	—	(0.03)	—	(0.10)
Net earnings per share	$1.44	$0.65	$14.97	$0.74
Diluted
Net earnings per share from continuing operations	$1.44	$0.68	$14.94	$0.83
Net loss per share from discontinued operations	—	(0.04)	—	(0.10)
Net earnings per share	$1.44	$0.64	$14.94	$0.73
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	91.3	71.6	83.8	71.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	91.6	71.9	84.0	71.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings	$128.0	$41.6	$1,232.2	$40.6
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.3	0.6	11.5	0.4
Unrealized earnings (losses) of investments in unconsolidated affiliates (2)	4.8	(4.7)	(1.7)	3.4
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	—	(0.3)	—	(0.4)
Reclassification adjustments for unrealized earnings and losses of unconsolidated affiliates, net of tax, included in net earnings (4)	1.8	4.6	46.2	9.6
Other comprehensive earnings	6.9	0.2	56.0	13.0
Comprehensive earnings	134.9	41.8	1,288.2	53.6
Less: Comprehensive loss attributable to noncontrolling interests	(3.9)	(4.6)	(22.7)	(12.2)
Comprehensive earnings attributable to Cannae Holdings, Inc.	$138.8	$46.4	$1,310.9	$65.8
_________________________________

(1)Net of income tax expense of $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.1 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Net of income tax expense (benefit) of $1.3 million and $(1.2) million for the three months ended September 30, 2020 and 2019, respectively, and $(0.4) million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Net of income tax benefit of $0.1 million for the three and nine months ended September 30, 2019.
(4)Net of income tax expense of $0.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $12.3 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2019	72.2	$—	$1,152.0	$72.9	$(59.4)	—	$(0.2)	$66.9	$1,232.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.6	—	—	—	0.6
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(4.7)	—	—	—	(4.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(0.3)	—	—	—	(0.3)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	4.6	—	—	—	4.6
Treasury stock repurchases	—	—	—	—	—	0.2	(3.9)	—	(3.9)
Stock-based compensation, consolidated subsidiaries	—	—	1.0	—	—	—	—	0.3	1.3
Contribution of CSA services from FNF	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	2.9	—	—	—	—	—	2.9
Net earnings (loss)	—	—	—	46.2	—	—	—	(4.6)	41.6
Balance, September 30, 2019	72.2	$—	$1,156.3	$119.1	$(59.2)	0.2	$(4.1)	$62.6	$1,274.7

Balance, June 30, 2020	92.4	$—	$1,868.4	$1,266.6	$3.2	0.7	$(20.3)	$15.9	$3,133.8
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.3	—	—	—	0.3
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	4.8	—	—	—	4.8
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	1.8	—	—	—	1.8
Stock-based compensation, consolidated subsidiaries	—	—	1.2	—	—	—	—	—	1.2
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	1.8	—	—	—	—	—	1.8
Net earnings (loss)	—	—	—	131.9	—	—	—	(3.9)	128.0
Balance, September 30, 2020	92.4	$—	$1,871.7	$1,398.5	$10.1	0.7	$(20.3)	$12.0	$3,272.0

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.4	—	—	—	0.4
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	3.4	—	—	—	3.4
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(0.4)	—	—	—	(0.4)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	9.6	—	—	—	9.6
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Treasury stock repurchases	—	—	—	—	—	0.2	(3.9)	—	(3.9)
Stock-based compensation, consolidated subsidiaries	—	—	3.0	—	—	—	—	0.3	3.3
Contribution of CSA services from FNF	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation, unconsolidated affiliates	—	—	7.6	—	—	—	—	—	7.6
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net earnings (loss)	—	—	—	52.8	—	—	—	(12.2)	40.6
Balance, September 30, 2019	72.2	$—	$1,156.3	$119.1	$(59.2)	0.2	$(4.1)	$62.6	$1,274.7

Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Restaurant Group reorganization and deconsolidation of Blue Ribbon	—	—	5.2	—	—	—	—	(10.3)	(5.1)
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	11.5	—	—	—	11.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.7)	—	—	—	(1.7)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	46.2	—	—	—	46.2
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	3.3	—	—	—	—	—	3.3
Contribution of CSA services from FNF	—	—	1.1	—	—	—	—	—	1.1
Stock-based compensation, unconsolidated affiliates	—	—	10.4	—	—	—	—	—	10.4
Net earnings (loss)	—	—	—	1,254.9	—	—	—	(22.7)	1,232.2
Balance, September 30, 2020	92.4	$—	$1,871.7	$1,398.5	$10.1	0.7	$(20.3)	$12.0	$3,272.0

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,

	2020	2019

Cash flows from operating activities:
Net earnings	$1,232.2	$40.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	22.2	40.1
Equity in (earnings) losses of unconsolidated affiliates	(3.6)	50.8
Distributions from investments in unconsolidated affiliates	0.5	2.0
Recognized gains and losses and asset impairments, net	(1,669.7)	(152.7)
Lease asset amortization	17.4	27.1
Stock-based compensation cost	3.3	3.3
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	6.2	15.2
Net increase in inventory, prepaid expenses and other assets	(36.1)	(4.8)
Net decrease in lease liabilities	(22.3)	(33.0)
Net decrease (increase) in accounts payable, accrued liabilities, deferred revenue and other liabilities	17.4	(13.6)
Net change in income taxes	241.6	(14.1)
Net cash used in operating activities	(190.9)	(39.1)
Cash flows from investing activities:
Proceeds from partial sale of Ceridian shares - see Note A	522.0	212.5
Additions to property and equipment and other intangible assets	(18.3)	(19.0)
Additions to notes receivable	(28.9)	—
Proceeds from sales of property and equipment	—	18.7
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	—	4.8
Investments in Dun & Bradstreet, net of capitalized syndication fees	(200.0)	(526.2)
Purchases of other long term investments	—	(15.0)
Investment in Optimal Blue	(289.0)	—
Other investments in unconsolidated affiliates	(311.5)	—
Cash deconsolidated through the Blue Ribbon Reorganization - see Note A	(1.1)	—
Distributions from investments in unconsolidated affiliates	1.6	0.7
Net proceeds from sales and maturities of short-term investment securities	0.5	31.1
Net other investing activities	0.8	2.5
Net cash used in investing activities	(323.9)	(289.9)
Cash flows from financing activities:
Borrowings	37.0	364.0
Debt service payments	(94.3)	(213.5)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.6)
Sale of noncontrolling interest in consolidated subsidiary	3.7	—
Proceeds from equity offering, net of offering expenses	455.0	—
Treasury stock repurchases	(14.4)	(3.9)
Proceeds from Restaurant Group sale and leaseback of corporate office, net of issuance costs	—	13.2
Net cash provided by financing activities	387.0	159.2
Net decrease in cash and cash equivalents	(127.8)	(169.8)
Cash and cash equivalents at beginning of period	533.7	323.0
Cash and cash equivalents at end of period	$405.9	$153.2
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
Description of the Business
We are a holding company engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of September 30, 2020 include our minority ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), CoreLogic, Inc. ("CoreLogic"), Optimal Blue Holdco, LLC ("Optimal Blue") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity and debt investments.
See Note H for further discussion of the businesses comprising our reportable segments.
The Company conducts its business through its wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC (“Trasimene” or the “Manager”). In connection with the externalization of certain of our management functions in September 2019, the Company, Cannae LLC, and the Manager entered into a Management Services Agreement (the “Management Services Agreement”). The Manager is considered a related party to the Company.
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
Following the split-off of the former portfolio company investments by Fidelity National Financial, Inc. ("FNF"), and subsequent contribution to us (the "FNF Split-Off"), the Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the Corporate Services Agreement ("CSA"), dated as of November 17, 2017, by and between the Company and FNF and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. The CSA has an initial three-year term and after the initial three-year term, if the CSA is not mutually terminated by us or FNF prior to the expiration of the initial three-year term, it will automatically renew for successive one-year terms on mutually agreeable arm's length terms unless FNF and Cannae mutually agree to terminate the agreement. The CSA was extended on October 7, 2020. See further discussion below.
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
All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method. Earnings attributable to noncontrolling interests are recorded on the Condensed Consolidated Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Condensed Consolidated Balance Sheets in each period.
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
On July 6, 2020, we invested $200.0 million in the D&B Private Placement. Subsequent to the D&B IPO and the D&B Private Placement, we own 76.6 million shares of Dun & Bradstreet, which represents approximately 18.1% of its outstanding common stock as of September 30, 2020.
As a result of the D&B IPO, we recorded a net gain of $117.0 million (net of $2.3 million of before-tax losses reclassified from other comprehensive earnings) in the three months ended September 30, 2020.
Refer to Note D for further discussion of our accounting for our investment in D&B.
Ceridian
During the nine months ended September 30, 2020, we completed sales of an aggregate of 7.6 million shares of common stock of Ceridian to brokers pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. In connection with the sales, we received aggregate proceeds of $522.0 million. As a result of the sales, we now own 16.1 million shares of Ceridian, which represents approximately 10.9% of its outstanding common stock as of September 30, 2020.
As of March 31, 2020 our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we account for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million (net of $47.1 million of before-tax losses reclassified from other comprehensive earnings) which is included in Recognized gains and losses, net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.
Refer to Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.
On November 9, 2020, we sold 2.1 million shares of common stock of Ceridian to a broker pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. We expect to receive gross proceeds of $198.9 million from the sale.
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
As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020 because the bankruptcy court and committee of creditors formed are deemed to have control of Blue Ribbon. As of September 30, 2020, we owned 65.4% of the equity of Blue Ribbon, and we have fully funded the debtor-in-possession financing (the "DIP Loan") of $27.5 million to Blue Ribbon and its subsidiaries.
We recorded a gain of $26.5 million on January 27, 2020 as a result of the deconsolidation of Blue Ribbon, which is included in Recognized gains and losses, net on the Condensed Consolidated Statement of Operations. The recorded gain was

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
measured as the excess of the fair value of our retained equity investment in Blue Ribbon over our book value of Blue Ribbon as of January 27, 2020.
During the Blue Ribbon Reorganization, we accounted for our retained equity interest in Blue Ribbon under the equity method of accounting because (1) we continued to exert significant influence over Blue Ribbon through our majority equity ownership and position as the single largest post-petition creditor of Blue Ribbon through the DIP Loan, (2) the Blue Ribbon Reorganization was limited in scope and expected to be short in duration, and (3) we expected to retain a majority equity interest upon completion of the Blue Ribbon Reorganization. We recorded an investment of $33.6 million as of January 27, 2020. The fair value of the investment was determined by performing a combination of discounted cash flow and market approaches.
As a result of unprecedented social restrictions imposed by state and local government authorities related to the novel coronavirus ("COVID-19") pandemic, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020. In response to the outbreak and these changing conditions, our Restaurant Group brands initially closed the dining rooms in substantially all of our restaurants. Due to increased uncertainty in the operating environment for restaurants and a significant reduction in forecasted cash flows for Blue Ribbon, we recorded an other-than-temporary impairment of our investment of $18.6 million as of March 31, 2020. As of September 30, 2020, our ratable portion of losses of Blue Ribbon have reduced to zero the recorded value of our equity investment in Blue Ribbon.
As of September 30, 2020, we have provided $27.5 million of financing to Blue Ribbon and its subsidiaries under the DIP Loan. For the three and nine months ended September 30, 2020, $5.2 million and $(6.3) million, respectively, of equity in earnings (losses) of Blue Ribbon were applied to our recorded DIP Loan balance. As of September 30, 2020, the recorded balance for the DIP Loan is $21.2 million and is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
On July 10, 2020, Blue Ribbon filed its Debtor's Chapter 11 Plan (the "Chapter 11 Plan") with the U.S. Bankruptcy Court of Delaware (the "Bankruptcy Court").
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Subsequent to Blue Ribbon's emergence from bankruptcy we own 100% of the equity of the reorganized companies.
See Note G for further discussion.
AmeriLife
On March 18, 2020, we closed on the previously announced $125.0 million investment in a partnership (the “AmeriLife Joint Venture”) that invested in the recapitalization of AmeriLife. Cannae and other investors provided an aggregate of $617.0 million in equity financing to the AmeriLife Joint Venture to acquire AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. The Company's $125.0 million investment represents 20.3% of the outstanding equity of the AmeriLife Joint Venture. We account for our investment in the AmeriLife Joint Venture under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of September 30, 2020.
Refer to Note D for further discussion of our investments in unconsolidated affiliates.
CoreLogic
On December 12, 2019, we entered into a limited partnership with Senator Focused Strategies LP ("Senator Focused Strategies" or "SFS") and affiliates of Senator Investment Group, LP ("Senator") designed to provide a mechanism to allow us and Senator to jointly invest in CoreLogic. In December 2019, we initially contributed $90.9 million of cash in exchange for limited partnership interests in SFS representing 49.0% of its outstanding equity and a deposit on hand with SFS. Affiliates of Senator are the general partner and hold the balance of the limited partnership interests of SFS. In the nine months ended September 30, 2020, we invested an additional $201.2 million in Senator Focused Strategies. We account for our investment in SFS under the equity method of accounting.
During the nine months ended September 30, 2020, we received from SFS a distribution of 2.3 million shares of common stock of CoreLogic. As of September 30, 2020, Cannae directly holds $155.6 million of common stock of CoreLogic, which is included in Equity securities on our Condensed Consolidated Balance Sheet as of September 30, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
During the three months ended September 30, 2020, SFS distributed $232.4 million of securities to other limited partners affiliated with Senator. As a result of the distribution to Senator, the Company now owns 87.4% of Senator Focused Strategies as of September 30, 2020.
Refer to Notes C and D for further discussion of our accounting for our investment in SFS and equity securities.
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
On September 14, 2020, Senator and Cannae informed the board of directors of CoreLogic of the decision by Senator and Cannae to increase the proposed purchase price to $66.00 per share in cash. On September 15, 2020, the CoreLogic board of directors delivered to Senator and Cannae a letter in which CoreLogic's board of directors rejected the revised offer and again rejected Senator’s and Cannae’s request for access to targeted due diligence information regarding CoreLogic.
A special meeting of the stockholders of CoreLogic to vote on, among other things, the election of nine independent directors to CoreLogic's board of directors nominated by Senator and Cannae is scheduled to be held on November 17, 2020.
On October 30, 2020, we distributed the 2.3 million shares of CoreLogic previously held directly by us back to SFS which increased our ownership of SFS.
Optimal Blue
On September 15, 2020, Black Knight, Inc. (“Black Knight”) closed on its acquisition of Optimal Blue, a leading provider of secondary market solutions and actionable data services. Cannae, in connection with the closing of the acquisition by Black Knight, funded its previously announced commitment to purchase 20% of the equity of Optimal Blue for $289.0 million. We account for our investment in Optimal Blue under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of September 30, 2020.
Refer to Note D for further discussion of our investments in unconsolidated affiliates.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On May 8, 2020, we entered into a forward purchase agreement (the "FTAC FPA") with Foley Trasimene Acquisition Corp. (“FTAC”), a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "FTAC Initial Business Combination"). FTAC is co-sponsored by entities affiliated with the chairman of our Board of Directors, William P. Foley II. Under the FTAC FPA, we will purchase an aggregate of 15,000,000 shares of FTAC’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC's Class A common stock at $11.50 per share for an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the closing of the FTAC Initial Business Combination. The forward purchase is contingent upon the closing of the FTAC Initial Business Combination.
On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA") with Trebia Acquisition Corp. (“Trebia”), a newly incorporated blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board of Directors, William P. Foley II and Frank R. Martire, respectively. Under the Trebia FPA, we will purchase an aggregate of 7,500,000 Class A ordinary shares of Trebia, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share of Trebia at $11.50 per share for an aggregate purchase price of $75.0 million in a private placement to occur concurrently with the closing of the Trebia Initial Business Combination. The forward purchase is contingent upon the closing of the Trebia Initial Business Combination.
On July 31, 2020, we entered into a forward purchase agreement (the "FTAC II FPA" and together with the FTAC FPA and Trebia FPA, the "Forward Purchase Agreements") with Foley Trasimene Acquisition Corp. II (“FTAC II”), a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "FTAC II Initial Business Combination"). FTAC II is sponsored by an entity affiliated with the chairman of our Board of Directors, William P.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
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
Other Developments
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
On October 7, 2020, the Company entered into an Extension of Corporate Services Agreement (the “Extension”) with FNF. Pursuant to the Extension, the term of the CSA is extended for two years until November 17, 2022 (the “Extended Term”). During the Extended Term, FNF will provide certain corporate services to Cannae at FNF’s Standard Allocation (as defined in the CSA), plus 10%, and Cannae agrees to pay or reimburse FNF for any fees, costs or other expenses paid by FNF to third parties in connection with the corporate services. The CSA will automatically renew for successive one-year terms, unless the parties mutually agree to terminate the CSA at least 30 days prior to the applicable termination date. No later than 30 days prior to such termination date, the parties shall negotiate mutually agreeable arm’s length terms for each additional one year term.
Equity Securities
Equity securities primarily include our investments in Ceridian, CoreLogic and the Forward Purchase Agreements and are carried at fair value. See Notes C and D for further discussion of our accounting for equity securities.
Related Party Transactions
During the nine months ended September 30, 2020 we have incurred $15.1 million of management fee expenses payable to our Manager and earned $9.1 million of income related to transaction fees earned by the Manager and allocable to us pursuant to the Management Services Agreement. Such management fees and income are recorded in Other operating expenses and Interest, investment and other income, respectively, on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2020 and 2019, there were no antidilutive shares of restricted stock outstanding, which were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 21.4% and 22.4% in the three months ended September 30, 2020 and 2019, respectively, and 21.5% and 14.1% in the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate in

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
the nine-month period ended September 30, 2020 compared to the prior-year period was primarily attributable to the reduced impact of equity in earnings of unconsolidated affiliates on pretax earnings in the current year period compared to the impact of equity in losses of unconsolidated affiliates on pretax earnings in the same period in the 2019.
We have a Deferred tax liability of $231.1 million as of September 30, 2020 and a Deferred tax asset of $54.5 million as of December 31, 2019. The $285.6 million change in deferred taxes in the nine months ended September 30, 2020 is primarily attributable to the tax impact of the gain recorded for the change in accounting for Ceridian and other unrealized gains on equity securities.
Restricted Cash
Our Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 is $10.9 million and $11.4 million, respectively, of such restricted cash.
Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We have completed our evaluation of the impact of this guidance on our Condensed Consolidated Financial Statements and related disclosures upon adoption and determined that, based on currently prevailing tax laws and rates, the adoption of this ASU is not expected to have a material impact on our Condensed Consolidated Financial Statements and related disclosures. Adoption of this ASU could result in a material change to our accounting for taxes in future interim periods if a change in tax laws or rates occurs in a future interim period as the update now requires accounting for such changes to occur in the period in which changes to tax laws or rates are enacted. We do not plan to early adopt this standard.

Note B — Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts that are to be considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
There have been no changes in our accounting for leases as of or during the three months ended September 30, 2020.
As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020. Future payments under operating lease arrangements as of September 30, 2020 are as follows (in millions):

2020 (remaining)	$9.3
2021	36.9
2022	29.6
2023	25.7
2024	17.1
Thereafter	87.2
Total lease payments, undiscounted	$205.8
Less: discount	55.8
Total operating lease liability as of September 30, 2020, at present value	$150.0
Less: operating lease liability as of September 30, 2020, current	26.7
Operating lease liability as of September 30, 2020, long term	$123.3

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

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$34.5	$34.5
Equity Securities:
Ceridian	1,333.9	—	—	1,333.9
CoreLogic	155.6	—	—	155.6
Forward Purchase Agreements	—	—	26.0	26.0
Other	1.1	—	—	1.1
Total	$1,490.6	$—	$60.5	$1,551.1

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$19.2	$19.2
Total	$—	$—	$19.2	$19.2

Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either a combination of an income approach or a contingent claims approach was utilized in determining the fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using a combination of an income and net recovery approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 7.8% to 17.5% as of September 30, 2020 and a weighted average based on relative fair value of the underlying securities of 12.3%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of September 30, 2020, changes in the discount rate utilized will not result in a change in fair value significant or material to the Company's financial position or results of operations.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The Forward Purchase Agreements are accounted for at fair value pursuant to ASC 321. We utilized a Monte Carlo Simulation in determining the fair value of the Forward Purchase Agreements, which are considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreements is the probability of consummation of the FTAC Initial Business Combination, Trebia Initial Business Combination and FTAC II Initial Business Combination. The probabilities assigned to the consummation of each of the FTAC Initial Business Combination, the Trebia Initial Business Combination and the FTAC II Initial Business Combination was 90% and is based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the sponsors of FTAC, FTAC II and Trebia's track record for consummating similar transactions. Based on the total fair value of the Forward Purchase Agreements as of September 30, 2020, changes in the probabilities utilized will not result in a change in fair value significant or material to the Company's financial position or results of operations.

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and nine months ended September 30, 2020 and 2019 (in millions).

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Corporate debt	Forward Purchase		Corporate debt
	securities	Agreements	Total	securities

Fair value, beginning of period	$33.9	$12.5	$46.4	$17.7
Net valuation gain included in earnings (2)	—	13.5	13.5	—
Net valuation gain included in other comprehensive earnings (3)	0.6	—	0.6	1.0
Fair value, end of period	$34.5	$26.0	$60.5	$18.7

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Corporate debt	Forward Purchase		Corporate debt
	securities	Agreements	Total	securities

Fair value, beginning of period	$19.2	$—	$19.2	$17.8
Paid-in-kind dividends (1)	—	—	—	0.1
Net valuation gain included in earnings (2)	—	26.0	26.0	—
Impairment (2)	—	—	—	(0.4)
Net valuation gain included in other comprehensive earnings (3)	15.3	—	15.3	1.2
Fair value, end of period	$34.5	$26.0	$60.5	$18.7
_____________________________________
(1) Included in Interest, investment and other income on the Condensed Consolidated Statements of Operations
(2) Included in Recognized gains and losses, net on the Condensed Consolidated Statements of Operations
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the nine months ended September 30, 2020 and 2019.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the three and nine months ended September 30, 2020 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

Note D — Investments
Equity Securities
Gains on equity securities included in Recognized gains and losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three and nine months ended September 30, 2020 (in millions):

	Three Months Ended September 30, 2020	Nine months ended September 30, 2020

Net gains recognized during the period on equity securities	$69.5	$1,333.3
Less: net gains recognized during the period on equity securities sold during the period	—	(180.8)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$69.5	$1,152.5

We recorded no gains or losses on equity securities in the three or nine months ended September 30, 2019.

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2020 and December 31, 2019 consisted of the following (in millions):

	Ownership at September 30, 2020	September 30, 2020	December 31, 2019
Dun & Bradstreet	18.1%	$668.5	$385.9
Ceridian (1)	10.9%	—	309.5
Optimal Blue	20.0%	284.3	—
Senator Focused Strategies	87.4%	235.7	46.7
AmeriLife	20.3%	120.7	—
Other	various	104.0	94.4
Total		$1,413.2	$836.5
_____________________________________
(1) The investment in Ceridian was no longer accounted for under the equity method of accounting beginning March 31, 2020.

Equity in (losses) earnings of unconsolidated affiliates for the three and nine months ended September 30, 2020 and September 30, 2019 consisted of the following (in millions):

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Dun & Bradstreet	$(3.1)	$(21.4)	$(48.5)	$(68.6)
Ceridian (1)	—	12.7	1.5	16.7
Optimal Blue	(4.7)	—	(4.7)	—
Senator Focused Strategies	1.6	—	80.9	—
AmeriLife	(0.8)	—	(4.3)	—
Other	5.8	0.4	(21.3)	1.1
Total	$(1.2)	$(8.3)	$3.6	$(50.8)
_____________________________________
(1) The amount for the nine months ended September 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020. See Note A.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Dun & Bradstreet
Based on quoted market prices, the aggregate value of our ownership of Dun & Bradstreet common stock was $2.0 billion as of September 30, 2020.
As of September 30, 2020, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our investment under the equity method because we continue to exert significant influence through our 18.1% ownership, because certain of our senior management and directors serve on Dun & Bradstreet's board of directors, and because we are party to an agreement with other of its equity sponsors, which collectively own greater than 50% of the outstanding voting equity of Dun & Bradstreet, pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
Summarized financial information for Dun & Bradstreet and its pre-IPO predecessor entity (the "D&B Predecessor") for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.
We acquired our initial interest in the D&B Predecessor on February 8, 2019. The results of operations for the nine months ended September 30, 2019 presented below represent the D&B Predecessor's results of operations subsequent to our acquisition.

	September 30, 2020	December 31, 2019
	(In millions)
Total current assets	$723.4	$417.9
Goodwill and other intangible assets, net	7,779.2	8,091.5
Other assets	682.8	603.4
Total assets	$9,185.4	$9,112.8

Current liabilities	$785.7	$1,090.4
Long-term debt	3,257.5	3,818.9
Other non-current liabilities	1,478.5	1,594.0
Total liabilities	5,521.7	6,503.3
Preferred equity	—	1,030.6
Total equity	3,663.7	1,578.9
Total liabilities and equity	$9,185.4	$9,112.8

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Period from February 8, 2019 to September 30, 2019
	(In millions)		(In millions)
Total revenues	$442.1	$408.2	$1,258.0	$981.2
Loss before income taxes	(24.9)	(79.8)	(227.8)	(278.1)
Net loss	(14.9)	(55.3)	(114.8)	(197.2)
Dividends attributable to preferred equity and noncontrolling interest expense	(2.1)	(33.5)	(67.8)	(85.3)
Net loss attributable to Dun & Bradstreet	(17.0)	(88.8)	(182.6)	(282.5)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Optimal Blue
On September 15, 2020, we closed on our $289.0 million investment in Optimal Blue. Summarized financial information for Optimal Blue for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

September 30, 2020
(In millions)
Total current assets	$35.7
Goodwill and other intangible assets, net	1,863.5
Other assets	100.8
Total assets	$2,000.0

Current liabilities	$26.2
Long-term debt	492.8
Other non-current liabilities	118.5
Total liabilities	637.5
Redeemable member's interest	578.0
Additional paid-in capital	812.1
Retained deficit	(27.6)
Total redeemable member's interest and equity	1,362.5
Total liabilities, redeemable member's interest and equity	$2,000.0

Period from September 15, 2020 to September 30, 2020
(In millions)
Total revenues	$6.7
Operating loss	(20.3)
Net loss attributable to Optimal Blue	(25.1)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Senator Focused Strategies
Summarized financial information for SFS for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2020	December 31, 2019
	(In millions)
Due from brokers and counterparties	$217.8	$138.4
Derivative contracts, at fair value	77.6	2.4
Other assets	0.6	—
Total assets	$296.0	$140.8

Capital received in advance	$25.8	$45.2
Other liabilities	0.4	0.2
Total liabilities	26.2	45.4
Net assets	$269.8	$95.4

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(In millions)	(In millions)
Total net investment loss	$(1.8)	$(2.9)
Realized gain on securities and derivative contracts	17.8	103.8
Change in unrealized (loss) gain on securities and derivative contracts	(16.4)	75.2
Change in net assets from operations	(0.4)	176.1
As of September 30, 2020, $25.8 million of our investment in SFS is held on deposit with SFS until such time as the general partner utilizes the funds and other limited partners make matching pro-rata contributions. Our investment held on deposit is included in Prepaid expense and other current assets on our Consolidated and Combined Balance Sheet as of September 30, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. Summarized financial information for the AmeriLife Joint Venture for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of the AmeriLife Joint Venture on a three-month lag. Accordingly, our net earnings for the nine-month period ended September 30, 2020 includes our equity in AmeriLife’s losses for the period from March 18, 2020 through June 30, 2020.

June 30, 2020
(In millions)
Total current assets	$86.5
Goodwill and other intangible assets, net	1,100.6
Other assets	15.2
Total assets	$1,202.3

Current liabilities	$39.3
Long-term debt	500.2
Other non-current liabilities	5.9
Total liabilities	545.4
Member's equity	594.5
Noncontrolling interest - nonredeemable	62.4
Total member's equity	656.9
Total liabilities and member's equity	$1,202.3

	Three months ended June 30, 2020	Period from March 18, 2020 to June 30, 2020
	(In millions)	(In millions)
Total revenues	$79.4	$93.1
Operating income (loss)	5.1	(4.8)
Net loss	(5.4)	(16.1)
Income attributable to noncontrolling interests	3.9	4.3
Net loss attributable to AmeriLife	(9.3)	(20.4)

Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), an intelligent decision and analytics platform used by businesses for modeling and planning, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of September 30, 2020, we have $30.0 million recorded for our investment in QOMPLX, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Fixed Maturity Securities
 The carrying amounts and fair values of our available for sale fixed maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$34.5	$20.5	$14.0	$—	$34.5
Total	$34.5	$20.5	$14.0	$—	$34.5

	December 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$19.2	$19.6	$0.7	$(1.1)	$19.2
Total	$19.2	$19.6	$0.7	$(1.1)	$19.2

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of September 30, 2020, $34.0 million of the fixed maturity securities in our investment portfolio had a maturity of less than one year and $0.5 million had a maturity of greater than one year, but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
During the three and nine months ended September 30, 2020 and three months ended September 30, 2019, we incurred no other-than-temporary impairment charges relating to corporate debt securities. During the nine months ended September 30, 2019, we incurred $0.4 million of other-than-temporary impairment charges relating to corporate debt securities, which is included in Recognized gains and losses, net on the Condensed Consolidated Statement of Operations. The impairment recorded related to a corporate debt holding that had experienced a prolonged period of declining earnings and that we were uncertain of our ability to recover our initial investment. All of the loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings.
As of September 30, 2020, we held corporate debt securities with a fair value of $15.7 million for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio. Unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.

Note E.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which generally are legal entities in which the equity investors as a group lack any of the characteristics of a controlling interest, among other criteria. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended September 30, 2020 and December 31, 2019, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of September 30, 2020 and December 31, 2019, of which we are not the primary beneficiary:

	September 30, 2020		December 31, 2019
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$18.7	$18.7	$440.2	$440.2
Notes receivable	21.6	27.9	—	—
Forward Purchase Agreements	26.0	26.0	—	—

Investments in Unconsolidated Affiliates
The Company holds variable interests in certain unconsolidated affiliates, which are primarily comprised of our investments in the sponsors of FTAC, Trebia and FTAC II, Blue Ribbon and funds that hold minority ownership interests primarily in healthcare-related entities. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; and, therefore we are not the primary beneficiary.
As of December 31, 2019, total assets in the table above includes the Company's equity method investment in Dun & Bradstreet and SFS. In the three months ended June 30, 2020, our and other limited partners' commitments to provide capital to SFS were fully satisfied. Accordingly, SFS is considered to be sufficiently capitalized such that it is able to finance its ongoing operations and is no longer considered a variable interest entity. Upon consummation of the D&B IPO on July 6, 2020, our investment in Dun & Bradstreet changed from an investment in a limited partnership to an investment in the common stock of a corporation. The limited partners of the D&B Predecessor did not have the ability to unilaterally remove the general partner and as a result, our investment in the D&B Predecessor was considered a VIE. As a result of the change in form of our investment from a limited partnership to a corporation, Dun & Bradstreet is no longer considered a VIE subsequent to the D&B IPO.
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
Notes Receivable
Notes receivable includes notes outstanding from unconsolidated affiliates considered VIEs for which we are not the primary beneficiary. The assets are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Maximum exposure to loss includes the total principal balance under our DIP Loan with Blue Ribbon of $27.5 million as of September 30, 2020.
Forward Purchase Agreements
In conjunction with the Forward Purchase Agreements, the Company made investments in the sponsors of FTAC, Trebia and FTAC II, which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The assets represented by the Forward Purchase Agreements are accounted for as investments in equity securities pursuant to ASC 321 and are included in Equity securities on the Condensed Consolidated Balance Sheet as of September 30, 2020. See Notes C and D for further information on our accounting for equity securities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note F — Notes Payable
Notes payable consists of the following:

	September 30, 2020	December 31, 2019
	(In millions)
99 Term Loan	$18.6	$30.9
99 Revolver	12.5	3.0
99 DLOC Loan	—	—
Margin Facility	—	75.0
Brasada Interstate Loans	13.1	13.4
FNF Revolver	—	—
Other	26.1	4.8
Notes payable, total	$70.3	$127.1
Less: Notes payable, current	33.2	7.0
Notes payable, long term	$37.1	$120.1

At September 30, 2020, the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of our variable rate notes payable approximate fair value as they are variable rate instruments with short reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of September 30, 2020.
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants, entered into the 99 Restaurants Credit Facility with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million to be advanced from time to time through December 21, 2020, with quarterly installment payments through (a) September 30, 2024 with respect to 99 DLOC Loans borrowed prior to December 21, 2019, and (b) September 30, 2025 with respect to 99 DLOC Loans borrowed on or after December 21, 2019. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. As of September 30, 2020, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 3.75% and 5.75%, respectively, and there is $12.5 million of aggregate borrowing capacity under the 99 Revolver and DLOC Loans.
As of September 30, 2020, 99 Restaurants LLC was not in compliance with certain of the financial covenants of the 99 Restaurants Credit Facility. As a result of such non-compliance, we reclassified the recorded balance for the 99 Restaurants Credit Facility to a current liability as of September 30, 2020. 99 Restaurants LLC received an extension of its requirement to report on its compliance with the covenants of the 99 Restaurants Credit Facility until November 20, 2020. We are in negotiations with Fifth Third Bank and the other lenders and expect to modify the 99 Restaurants Credit Facility prior to November 20, 2020 to, among other things, pay down a portion of the outstanding balance under the 99 Revolver and reduce the borrowing capacity thereunder, terminate the 99 DLOC Loan and reset the financial covenants thereunder.
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
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of the Company, entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $3.0 million development loan (the "Development Loan"), and (iii) a $1.5 million line of credit loan (the "Line of Credit Loan", and collectively with the Acquisition Loan and the Development Loan, the "Brasada Interstate Loans"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million ("C Note") and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.3 million ("A Note"), which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.3 million ("B Note"), which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. As of September 30, 2020, the B Note, C Note and Line of Credit Loan incurred interest at 2.41% and there was $0.8 million available to be drawn pursuant to the Brasada Interstate Loans.
Note payable to FNF
On November 17, 2017, in conjunction with the FNF Split-Off, FNF issued to the Company a revolver note in an aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five year anniversary of the date we were issued the FNF Revolver. The maturity date is automatically extended for additional five year terms unless notice of non-renewal is otherwise provided by either FNF or the Company, in their sole discretion. As of September 30, 2020, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at September 30, 2020 are as follows (in millions):

2020 (remaining)	$2.0
2021	7.5
2022	28.6
2023	20.3
2024	0.6
Thereafter	12.2
$71.2

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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of September 30, 2020 and December 31, 2019, we had $0.2 million and $0.1 million, respectively, accrued for legal proceedings. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. The defendants will contest the action vigorously.
Blue Ribbon Reorganization
On September 16, 2020, the Bankruptcy Court entered its order in the Blue Ribbon Reorganization confirming the Chapter 11 Plan. Blue Ribbon, which owns the Village Inn, Baker's Square, and Legendary Baking concepts, had initiated its voluntary chapter 11 bankruptcy case before the Bankruptcy Court on January 27, 2020. The Blue Ribbon Reorganization did not involve or affect the operations of O’Charley’s or 99 Restaurants, which are not part of Blue Ribbon.
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Pursuant to the Chapter 11 Plan, we received 100% of the equity in the reorganized companies in exchange for the satisfaction of a portion equal to $15.5 million of the DIP Loan. In addition, as approved under the Chapter 11 Plan and in connection with Blue Ribbon’s emergence from bankruptcy, we provided the reorganized companies with an exit facility that, among other things, converted the balance of the DIP Loan to a term loan and made available to the reorganized companies an additional term loan in the amount of $6.8 million and two revolving lines of credit in the amount of $5.0 million and $2.5 million, respectively.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2020 to determine the amount of the obligations.
Purchase obligations as of September 30, 2020 are as follows (in millions):

2020 (remaining)	$27.8
2021	62.5
2022	13.4
2023	8.5
2024	8.0
Thereafter	15.7
Total purchase commitments	$135.9

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
On September 15, 2020, we completed our investment in Optimal Blue. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Accordingly, we consider Optimal Blue a reportable segment and have included the results of operation of Optimal Blue subsequent the date of our investment in the tables below. See below for further discussion of Optimal Blue and our accounting for our related investment.
As of and for the three months ended September 30, 2020:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	Corporate and Other	Dun & Bradstreet and Optimal Blue Elimination	Total
	(in millions)
Restaurant revenues	$129.4	$—	$—	$—	$—	$129.4
Other operating revenues	—	442.1	6.7	10.3	(448.8)	10.3
Revenues from external customers	129.4	442.1	6.7	10.3	(448.8)	139.7
Interest, investment and other income, including recognized gains and losses, net	1.5	(9.3)	—	192.8	9.3	194.3
Total revenues and other income	130.9	432.8	6.7	203.1	(439.5)	334.0
Depreciation and amortization	5.7	134.1	5.6	0.8	(139.7)	6.5
Interest expense	(1.7)	(60.8)	(1.4)	0.1	62.2	(1.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(14.2)	(24.9)	(21.7)	178.5	46.6	164.3
Income tax (benefit) expense	—	(9.3)	3.4	35.1	5.9	35.1
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(14.2)	(15.6)	(25.1)	143.4	40.7	129.2
Equity in (losses) earnings of unconsolidated affiliates	(0.1)	0.7	—	6.7	(8.5)	(1.2)
Net (loss) earnings from continuing operations	$(14.3)	$(14.9)	$(25.1)	$150.1	$32.2	$128.0
Assets	$394.1	$9,185.4	$2,000.0	$3,474.5	$(11,185.4)	$3,868.6
Goodwill	53.5	2,853.9	1,241.0	—	(4,094.9)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As of and for the three months ended September 30, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$247.7	$—	$—	$—	$247.7
Other operating revenues	—	408.2	9.3	(408.2)	9.3
Revenues from external customers	247.7	408.2	9.3	(408.2)	257.0
Interest investment and other income, including recognized gains and losses, net	1.1	6.8	93.1	(6.8)	94.2
Total revenues and other income	248.8	415.0	102.4	(415.0)	351.2
Depreciation and amortization	9.0	123.3	0.5	(123.3)	9.5
Interest expense	(1.5)	(85.6)	(3.7)	85.6	(5.2)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(13.2)	(79.8)	80.7	79.8	67.5
Income tax (benefit) expense	—	(24.0)	15.1	24.0	15.1
(Loss) earnings before equity in earnings of unconsolidated affiliates	(13.2)	(55.8)	65.6	55.8	52.4
Equity in earnings (losses) of unconsolidated affiliates	—	0.5	0.4	(9.2)	(8.3)
Net (loss) earnings from continuing operations	$(13.2)	$(55.3)	$66.0	$46.6	$44.1
Assets	$610.1	$9,075.7	$1,283.6	$(9,075.7)	$1,893.7
Goodwill	76.5	2,967.4	—	(2,967.4)	76.5
As of and for the nine months ended September 30, 2020:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	Corporate and Other	Dun & Bradstreet and Optimal Blue Elimination	Total
	(in millions)
Restaurant revenues	$398.7	$—	$—	$—	$—	$398.7
Other operating revenues	—	1,258.0	6.7	16.6	(1,264.7)	16.6
Revenues from external customers	398.7	1,258.0	6.7	16.6	(1,264.7)	415.3
Interest, investment and other income, including recognized gains and losses, net	9.2	(41.5)	—	1,688.8	41.5	1,698.0
Total revenues and other income	407.9	1,216.5	6.7	1,705.4	(1,223.2)	2,113.3
Depreciation and amortization	20.0	401.0	5.6	2.2	(406.6)	22.2
Interest expense	(5.9)	(221.8)	(1.4)	(0.5)	223.2	(6.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(59.1)	(227.8)	(21.7)	1,623.3	249.5	1,564.2
Income tax (benefit) expense	—	(111.1)	3.4	335.6	107.7	335.6
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(59.1)	(116.7)	(25.1)	1,287.7	141.8	1,228.6
Equity in (losses) earnings of unconsolidated affiliates	(15.0)	1.9	—	71.8	(55.1)	3.6
Net (loss) earnings from continuing operations	$(74.1)	$(114.8)	$(25.1)	$1,359.5	$86.7	$1,232.2
Assets	$394.1	$9,185.4	$2,000.0	$3,474.5	$(11,185.4)	$3,868.6
Goodwill	53.5	2,853.9	1,241.0	—	(4,094.9)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As of and for the nine months ended September 30, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$772.0	$—	$—	$—	$772.0
Other operating revenues	—	981.2	19.5	(981.2)	19.5
Revenues from external customers	772.0	981.2	19.5	(981.2)	791.5
Interest investment and other income, including recognized gains and losses, net	4.6	20.7	178.7	(20.7)	183.3
Total revenues and other income	776.6	1,001.9	198.2	(1,001.9)	974.8
Depreciation and amortization	28.1	340.6	1.7	(340.6)	29.8
Interest expense	(4.0)	(220.6)	(10.4)	220.6	(14.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(32.9)	(278.1)	147.8	278.1	114.9
Income tax (benefit) expense	(0.1)	(77.5)	16.3	77.5	16.2
(Loss) earnings before equity in earnings of unconsolidated affiliates	(32.8)	(200.6)	131.5	200.6	98.7
Equity in earnings (losses) of unconsolidated affiliates	—	3.4	1.1	(55.3)	(50.8)
Net (loss) earnings from continuing operations	$(32.8)	$(197.2)	$132.6	$145.3	$47.9
Assets	$610.1	$9,075.7	$1,283.6	$(9,075.7)	$1,893.7
Goodwill	76.5	2,967.4	—	(2,967.4)	76.5

The activities in our segments include the following:
•Restaurant Group. This segment consists of the operations of O'Charley's and 99 Restaurants, in which we had 65.4% and 88.5% ownership interests, respectively, in all periods presented above and our portion of Blue Ribbon's losses accounted for as an unconsolidated affiliate. The consolidated results of Blue Ribbon are included through January 27, 2020, the date of commencement of the Blue Ribbon Reorganization. O'Charley's and its affiliates are the owners and operators of the O'Charley's restaurant concept. 99 Restaurants and its affiliates are the owners and operators of 99 Restaurants restaurant concept. Blue Ribbon and its affiliates are the owners and operators of the Village Inn and Bakers Square food service and restaurant concepts, as well as the Legendary Baking bakery operation.
•Dun & Bradstreet. This segment consists of our 18.1% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2019 contained more than 355 million business records. Dun & Bradstreet exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the results of operations of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Dun & Bradstreet and Optimal Blue Elimination section of the segment presentation above. Our net earnings for the nine months ended September 30, 2019, includes our equity in Dun & Bradstreet’s losses for the period from February 8, 2019, the date we made our initial investment in the D&B Predecessor, to September 30, 2019. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.
•Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace which supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
mortgage brokerage companies throughout the mortgage processing life cycle. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Thus, we consider Optimal Blue a reportable segment and have included the results of operations of Optimal Blue in the tables above. We account for Optimal Blue using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Optimal Blue's results in the Dun & Bradstreet and Optimal Blue Elimination section of the segment presentation above. Our net earnings for the three and nine months ended September 30, 2020, includes our equity in Optimal Blue’s losses for the period from September 15, 2020, the date we made our initial investment in Optimal Blue, to September 30, 2020. See Note D for further discussion of our investment in Optimal Blue and related accounting.
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

	Nine months ended September 30,
	2020	2019
	(In millions)
Cash paid during the period:
Interest	$3.4	$12.8
Income taxes	95.6	27.6
Operating leases	31.2	46.9

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$129.2	$228.9	$395.5	$721.9
Bakery sales	Restaurant Group	—	17.3	2.2	45.7
Franchise and other	Restaurant Group	0.2	1.5	1.0	4.4
Total restaurant revenue		129.4	247.7	398.7	772.0
Other operating revenue:
Real estate and resort	Corporate and other	9.9	9.3	15.7	19.4
Other	Corporate and other	0.4	—	0.9	0.1
Total other operating revenue		10.3	9.3	16.6	19.5
Total operating revenues		$139.7	$257.0	$415.3	$791.5
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped and control transfers to the customer. Bakery sales represent revenue from subsidiaries of Blue Ribbon through January 27, 2020.
Franchise and other revenue consists of development fees and royalties on sales by franchised units. Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Royalties are calculated as a percentage of the franchisee sales and recognized in the period in which the sales are generated.
Other operating revenue consists primarily of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Such revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
Contract Balances
The following table provides information about receivables and deferred revenue:

	September 30,	December 31,
	2020	2019
	(In millions)
Trade receivables, net	$5.7	$16.0
Deferred revenue (contract liabilities)	14.7	26.4

Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $4.0 million and $17.3 million was recognized in the three and nine months ended September 30, 2020, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.

Note K.     Goodwill and Other Intangible Assets
Goodwill consists of the following:

	Restaurant Group	Corporate and Other	Total
	(In millions)
Balance, December 31, 2019	$66.1	$—	$66.1
Impairments	(7.7)	—	(7.7)
Deconsolidation of Blue Ribbon	(4.9)	—	(4.9)
Balance, September 30, 2020	$53.5	$—	$53.5

In the nine months ended September 30, 2020, we recorded $7.7 million of impairment to goodwill in our Restaurant Group segment. The impairment recorded was calculated as the deficit between the carrying value of our O'Charley's reporting unit of our Restaurant Group compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
In the nine months ended September 30, 2020, we recorded $4.5 million of impairment to tradenames in our Restaurant Group segment which is included in Other operating expenses on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note L — Discontinued Operations
T-System
On December 31, 2019, we completed the contribution (the "T-System Contribution") of T-System Holdings, Inc. ("T-System") to a new joint venture, Coding Solutions Topco, Inc ("CorroHealth"). As a result of the T-System Contribution, T-System was deconsolidated and the results of operations of T-System have been reclassified to discontinued operations in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019. We retained a 22.7% equity interest in CorroHealth.
A reconciliation of the operations of T-System to the Condensed Consolidated Statement of Operations is shown below (in millions):

Three Months Ended September 30, 2019

(Unaudited)
Revenues:
Other operating revenue	$13.4
Total operating revenues	13.4
Operating expenses:
Personnel costs	8.2
Depreciation and amortization	3.4
Other operating expenses	3.9
Total operating expenses	15.5
Operating loss	(2.1)
Loss from discontinued operations before income taxes	(2.1)
Income tax expense	0.4
Loss from discontinued operations	$(2.5)

Nine Months Ended September 30, 2019

(Unaudited)
Revenues:
Other operating revenue	$38.5
Total operating revenues	38.5
Operating expenses:
Personnel costs	24.3
Depreciation and amortization	10.3
Other operating expenses	12.6
Total operating expenses	47.2
Operating loss	(8.7)
Other income (expense):
Recognized loss	(0.5)
Total other expense	(0.5)
Loss from discontinued operations before income taxes	(9.2)
Income tax benefit	(1.9)
Loss from discontinued operations	$(7.3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); the overall impact of the outbreak of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from FNF, including limitations on our strategic and operating flexibility related to the tax-free nature of the Split-Off and the Investment Company Act of 1940; risks related to our Externalization; the ultimate outcome of any possible transaction between us and CoreLogic, including uncertainties as to whether CoreLogic will cooperate with us regarding a proposed acquisition of CoreLogic; the ultimate result of the proxy contest initiated by Senator and Cannae for election of directors to CoreLogic’s board of directors; our ability to consummate a proposed acquisition of CoreLogic; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") and other filings with the SEC.

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
D&B helps its clients solve these mission critical business problems. D&B believes the total addressable market (‘‘TAM’’) in which it operates is large, growing and significantly underpenetrated. IDC estimated worldwide revenues of big data and analytics software to be approximately $67 billion in 2019. Within the broader market of data and analytics solutions, D&B serves a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance markets. As D&B continues to drive innovation in its solutions, it expects to address a greater portion of this TAM as new use cases for its data assets and analytical capabilities are introduced.
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
Optimal Blue
Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace which supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle.
COVID-19
In March 2020, the outbreak of COVID-19 was declared a national health emergency in the United States. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The Company has been closely monitoring developments related to COVID-19 and its impacts to our portfolio of investments and financial markets. We are working with management of our subsidiaries to evaluate business-specific risks and respond to any financial and operational disruptions. At the holding company level, we believe our operating model, low financial leverage and access to capital uniquely positions us to weather economic disruptions. See further discussion of our financial resources in the Liquidity and Capital Resources subsection below.
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
Beginning in March 2020 and lasting into May 2020, in most of our restaurants we were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. Timing of reopening stores and resulting guest traffic has varied by jurisdiction. In the third quarter of 2020, our Restaurant Group experienced a gradual increase in guest traffic and revenues compared to the second quarter of 2020.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenues:
Restaurant revenue	$129.4	$247.7	$398.7	$772.0
Other operating revenue	10.3	9.3	16.6	19.5
Total operating revenues	139.7	257.0	415.3	791.5
Operating expenses:
Cost of restaurant revenue	121.7	220.1	375.6	678.7
Personnel costs	16.7	22.9	69.2	62.1
Depreciation and amortization	6.5	9.5	22.2	29.8
Other operating expenses	23.2	26.0	68.0	74.9
Goodwill impairment	—	—	7.7	—
Total operating expenses	168.1	278.5	542.7	845.5
Operating loss	(28.4)	(21.5)	(127.4)	(54.0)
Other income (expense):
Interest, investment and other income	4.7	1.3	15.2	13.7
Interest expense	(1.6)	(5.2)	(6.4)	(14.4)
Recognized gains and losses, net	189.6	92.9	1,682.8	169.6
Total other income	192.7	89.0	1,691.6	168.9
Earnings before income taxes and equity in losses of unconsolidated affiliates	164.3	67.5	1,564.2	114.9
Income tax expense	35.1	15.1	335.6	16.2
Earnings before equity in earnings (losses) of unconsolidated affiliates	129.2	52.4	1,228.6	98.7
Equity in earnings (losses) of unconsolidated affiliates	(1.2)	(8.3)	3.6	(50.8)
Net earnings from continuing operations	128.0	44.1	1,232.2	47.9
Net losses from discontinued operations, net of tax	—	(2.5)	—	(7.3)
Net earnings	128.0	41.6	1,232.2	40.6
Less: Net loss attributable to non-controlling interests	(3.9)	(4.6)	(22.7)	(12.2)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$131.9	$46.2	$1,254.9	$52.8
 Revenues.
Total revenues decreased $117.3 million, or 45.6%, in the three months ended September 30, 2020 and decreased $376.2 million, or 47.5%, in the nine months ended September 30, 2020 compared to the corresponding periods in 2019.
Net earnings attributable to Cannae Holdings, Inc. common shareholders increased $85.7 million, or 185.5%, in the three months ended September 30, 2020, and increased $1,202.1 million, or 2,276.7%, in the nine months ended September 30, 2020 compared to the corresponding periods in 2019.
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
Income tax expense was $35.1 million and $15.1 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $335.6 million and $16.2 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Our effective tax rate was 21.4% and 22.4% in the three months ended September 30, 2020 and 2019, respectively, and 21.5% and 14.1% in the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income or earnings of unconsolidated affiliates. The increase in the effective tax rate in the nine-month period ended September 30, 2020 was primarily attributable to the reduced impact of equity in earnings of unconsolidated affiliates on pretax earnings in 2020 compared to the impact of equity in losses of unconsolidated affiliates on pretax earnings in the corresponding period in the 2019.
Other.
Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2020 and 2019 consisted of the following (in millions):

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Dun & Bradstreet	$(3.1)	$(21.4)	$(48.5)	$(68.6)
Ceridian (1)	—	12.7	1.5	16.7
Optimal Blue	(4.7)	—	(4.7)	—
Senator Focused Strategies	1.6	—	80.9	—
AmeriLife	(0.8)	—	(4.3)	—
Other	5.8	0.4	(21.3)	1.1
Total	$(1.2)	$(8.3)	$3.6	$(50.8)
_____________________________________
(1) The amount for the nine months ended September 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment as of March 31, 2020.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Restaurant revenue	$129.4	$247.7	$398.7	$772.0
Total operating revenues	129.4	247.7	398.7	772.0
Operating expenses:
Cost of restaurant revenue	121.7	220.1	375.6	678.7
Personnel costs	7.9	12.4	23.6	39.7
Depreciation and amortization	5.7	9.0	20.0	28.1
Other operating expenses	8.1	19.0	34.2	59.0
Goodwill impairment	—	—	7.7	—
Total operating expenses	143.4	260.5	461.1	805.5
Operating loss	(14.0)	(12.8)	(62.4)	(33.5)
Other income (expense):
Interest expense	(1.7)	(1.5)	(5.9)	(4.0)
Recognized gains and losses, net	1.5	1.1	9.2	4.6
Total other expense	(0.2)	(0.4)	3.3	0.6
Loss before income taxes and equity in losses of unconsolidated affiliates	$(14.2)	$(13.2)	$(59.1)	$(32.9)
Total revenues for the Restaurant group segment decreased $118.3 million, or 47.8%, in the three months ended September 30, 2020, and decreased $373.3 million, or 48.4%, in the nine months ended September 30, 2020 compared to the corresponding periods in 2019. The decrease was primarily driven by: (1) decreased revenue related to the Blue Ribbon Reorganization, which resulted in the deconsolidation of Blue Ribbon as of January 27, 2020, (2) the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn and Baker's Square concepts subsequent to the prior year periods and (3) a decrease in comparable store sales driven by social restrictions imposed by state and local governments in connection with COVID-19 in March 2020, which resulted in the closing of dining rooms for substantially all of our restaurants from late March 2020 and into May 2020. The decrease was partially offset by an overall increase in the average guest check in the 2020 periods compared to the corresponding 2019 periods.
Revenue of $38.1 million and $118.1 million is recorded in the three and nine months ended September 30, 2019, respectively, associated with stores closed subsequent to September 30, 2019. Revenue associated with our Blue Ribbon brands was $65.6 million and $202.0 million, respectively, in the three and nine months ended September 30, 2019. Revenue for Blue Ribbon in the nine months ended September 30, 2020 was $17.8 million and represents Blue Ribbon's revenue for the period from January 1, 2020 through January 27, 2020, the date of Blue Ribbon's filing for bankruptcy.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants and O'Charley's brands decreased 29.5% and 19.4%, respectively, in the three months ended September 30, 2020 and decreased 33.8% and 23.8%, respectively in the nine months ended September 30, 2020, compared to the comparable periods in 2019. The decrease is primarily attributable to the impact of COVID-19.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 94.0% and 88.9% in the three months ended September 30, 2020 and 2019, respectively, and 94.2% and 87.9% in the nine months ended September 30, 2020 and 2019, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the three and nine months ended September 30, 2020 compared to the comparable periods in 2019 is primarily attributable to the impact of unavoidable costs on the substantial decrease in revenue discussed above.
Other operating expense decreased $10.9 million, or 57.4%, in the three months ended September 30, 2020, and decreased $24.8 million, or 42.0%, in the nine months ended September 30, 2020 from the corresponding periods in 2019. The decrease is primarily attributable to the exclusion of Blue Ribbon from our gross results of operations as a result of the Blue Ribbon Reorganization and a decrease in spending on advertising at O'Charley's and 99 Restaurants.
See Note K to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for discussion of our impairment of goodwill for the O'Charley's reporting unit of our Restaurant Group.
Recognized gains and losses, net for the nine months ended September 30, 2020 includes a gain of $26.5 million as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment in Blue Ribbon of $18.6 million. See Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion.
Loss before income taxes decreased by $1.0 million, or 7.6%, in the three months ended September 30, 2020 and decreased $26.2 million, or 79.6%, in the nine months ended September 30, 2020 from the corresponding periods in 2019. The decrease in loss was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of September 30, 2020, we own approximately 18.1% of the outstanding common stock of Dun & Bradstreet. We account for our investment in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for the Dun & Bradstreet and the D&B Predecessor for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below. Our net earnings for the nine-month period ended September 30, 2019 includes our equity in the D&B Predecessor's losses for the period from February 8, 2019, the date we acquired our initial interest in the D&B Predecessor, through September 30, 2019.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Period from February 8, 2019 to September 30, 2019
	(In millions)		(In millions)
Total revenues	$442.1	$408.2	$1,258.0	$981.2
Loss before income taxes	(24.9)	(79.8)	(227.8)	(278.1)
Net loss	(14.9)	(55.3)	(114.8)	(197.2)
Dividends attributable to preferred equity and noncontrolling interest expense	(2.1)	(33.5)	(67.8)	(85.3)
Net loss attributable to Dun & Bradstreet	(17.0)	(88.8)	(182.6)	(282.5)
The D&B IPO was completed on July 6, 2020. Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Optimal Blue
On September 15, 2020, we completed our investment in Optimal Blue. We account for our investment in Optimal Blue under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Optimal Blue for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below. Our net earnings for the three and nine-month periods ended September 30, 2020 include our equity in the Optimal Blue's losses for the period from September 15, 2020, the date we made our investment in Optimal Blue, through September 30, 2020.

Period from September 15, 2020 to September 30, 2020
(In millions)
Total revenues	$6.7
Operating loss	(20.3)
Net loss attributable to Optimal Blue	(25.1)

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenues:
Other operating revenue	$10.3	$9.3	$16.6	$19.5
Operating expenses:
Personnel costs	8.8	10.5	45.6	22.4
Depreciation and amortization	0.8	0.5	2.2	1.7
Other operating expenses	15.1	7.0	33.8	15.9
Total operating expenses	24.7	18.0	81.6	40.0
Operating loss	(14.4)	(8.7)	(65.0)	(20.5)
Other income (expense):
Interest, investment and other income	4.7	1.3	15.2	13.7
Interest expense	0.1	(3.7)	(0.5)	(10.4)
Recognized gains and losses, net	188.1	91.8	1,673.6	165.0
Total other income	192.9	89.4	1,688.3	168.3
Earnings before income taxes and equity in losses of unconsolidated affiliates	$178.5	$80.7	$1,623.3	$147.8
Personnel costs increased $23.2 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily driven by a net increase of $20.3 million in investment success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses increased by $17.9 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily driven by an increase in professional fees, including $15.1 million for our quarterly management fees to our Manager, in the 2020 period.
Interest, investment and other income for the three and nine months ended September 30, 2020 includes $2.2 million and $9.1 million, respectively, of income related to transaction fees earned by the Manager and allocable to us pursuant to the Management Services Agreement.
Recognized gains and losses, net, increased $96.3 million in the three months ended September 30, 2020 and increased $1,508.6 million in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. The increase in the three months ended September 30, 2020 is primarily attributable to our recognized gain on the D&B IPO of $117.0 million and unrealized gains on equity securities of $69.5 million in the 2020 period, partially offset by a gain on sale of Ceridian stock of $82.2 million in the corresponding 2019 period. The increase in the nine months ended September 30, 2020 is attributable to the gain on the D&B IPO, a gain of $223.1 million on the sale of a portion of our holdings of Ceridian stock in February 2020 and a gain of $684.9 million on our change in accounting for our investment in Ceridian, and recognized gains on equity securities other than the aforementioned gain on change in accounting for Ceridian of $648.4 million in the 2020 period, partially offset by gains of $153.3 million on sales of Ceridian shares in the corresponding 2019 period. See Note D for further information on recognized gains on equity securities.
Earnings before income taxes increased $97.8 million in the three months ended September 30, 2020, and increased $1,475.5 million in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. The increased earnings was primarily attributable to the factors noted above.

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
As of September 30, 2020, we had cash and cash equivalents of $405.9 million and $100.0 million of capacity under our existing holding company credit facilities. We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, borrowings on existing credit facilities or by additional capital raised through debt or equity markets. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, future investments, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2020 and 2019 totaled $190.9 million and $39.1 million, respectively. The decrease in cash provided by (increase in cash used in) operations of $151.8 million is primarily attributable to increased payments for income taxes of $68.0 million, losses in our Restaurant Group and timing of payment and receipt of cash associated with operating assets and liabilities.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 were $323.9 million and $289.9 million, respectively. The increase in cash used in investing activities of $34.0 million in the 2020 period from the 2019 period is primarily attributable to a net increase in new investments in unconsolidated affiliates of $274.3 million in the 2020 period compared to the 2019 period and aggregate proceeds from maturities of short term investment and sales of property and equipment of $49.8 million in the 2019 period, partially offset by an increase in proceeds from sales of Ceridian stock of $309.5 million in the 2020 period compared to the 2019 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $18.3 million and $19.0 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Capital expenditures in the nine months ended September 30, 2020 include the Company's purchase of our corporate headquarters for $9.3 million. The balance of expenditures in 2020 and all of the expenditures in the nine months ended September 30, 2019 primarily consisted of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2020 and 2019 were $387.0 million and $159.2 million, respectively. The increase in cash provided by financing activities of $227.8 million is primarily attributable to $455.0 million of net proceeds from the Offering, partially offset by a net decrease in debt proceeds net of service payments of $207.8 million in the 2020 period compared to the 2019 period and $14.4 million of cash paid for purchases of Treasury stock in the 2020 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2020 to determine the amount of these obligations.

Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $1,727.0 million as of September 30, 2020.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations which are accounted for as failed sale and leaseback transactions.
As of September 30, 2020, our required annual payments relating to these contractual obligations were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Operating lease payments	$9.3	$36.9	$29.6	$25.7	$17.1	$87.2	$205.8
Unconditional purchase obligations	27.8	62.5	13.4	8.5	8.0	15.7	135.9
Notes payable	2.0	7.5	28.6	20.3	0.6	12.2	71.2
Management fees payable to Manager	6.3	25.4	25.4	25.4	19.1	—	101.6
Restaurant Group financing obligations	0.8	3.3	3.4	3.4	3.4	27.7	42.0
Total	$46.2	$135.6	$100.4	$83.3	$48.2	$142.8	$556.5
Capital Stock Transactions. On September 19, 2019, our Board of Directors approved a new three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 510,109 shares of CNNE common stock during the nine months ended September 30, 2020 for approximately $14.4 million in the aggregate, or an average of $28.31 per share. Since the original commencement of the 2019 Repurchase Program through market close on November 6, 2020, we repurchased a total of 688,416 common shares for approximately $19.3 million in the aggregate, or an average of $28.06 per share.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A.      Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. In addition, we identified the following additional risks as a result of the outbreak of COVID-19 and our recent investment in Optimal Blue.
Risks Relating to the Restaurant Group
The COVID-19 outbreak has disrupted and is expected to continue to disrupt the business of our Restaurant Group, which has and could continue to materially affect our Restaurant Group's operations, financial condition and results of operations for an extended period of time.
The COVID-19 outbreak, the federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our Restaurant Group businesses. In the United States, individuals are being encouraged to practice social distancing, in most places are restricted from gathering in groups and in many cases, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed through early May 2020. Beginning in March 2020 and lasting into May 2020, in most of our restaurants we were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. If the COVID-19 outbreak deteriorates again, we may again be required to close the dining rooms in substantially all of our restaurants and solely operate to-go and delivery services, which would further adversely affect the results of operations of our Restaurant Group.
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
Risks Relating to the Company's Investment in Optimal Blue
If Optimal Blue is unable to protect its information systems against data corruption, cyber-based attacks or network security breaches; are unable to provide adequate security in the electronic transmission of sensitive data; or are unable to prevent system failures or service interruptions, it could have a material adverse effect on its business, financial condition and results of operations and ultimately, our investment.
Optimal Blue is highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. Optimal Blue depends heavily upon its computer systems and cloud computing and system interruptions or events beyond its control could interrupt or terminate the delivery of its solutions and services to its clients and may interfere with its suppliers' ability to provide necessary data to it and its employees' ability to perform their responsibilities.
Security breaches of Optimal Blue’s infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and the evolving threat landscape can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information. Cyber-based attacks, including those to extort payment in return for the release of sensitive information, are increasing. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in Optimal Blue’s systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If Optimal Blue is unable to prevent or detect such security or privacy breaches, its operations could be disrupted, or it may suffer loss of reputation, financial loss, lawsuits and regulatory-imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse effect on its business, financial condition and results of operations and ultimately the value of our investment.
If Optimal Blue fails to adapt its solutions to technological changes or evolving industry standards and regulations, or if its ongoing efforts to upgrade, modernize or innovate its technology are not successful, Optimal Blue may not be able to achieve its growth strategies and could lose clients and have difficulty attracting new clients for its solutions.
The markets for Optimal Blue’s solutions are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards and regulations. Optimal Blue’s growth strategies and future success will be significantly affected by its ability to successfully enhance its current solutions, and to develop and introduce new solutions and services that address the increasingly sophisticated needs of its clients and their customers. These initiatives carry the risks associated with any new product or service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that Optimal Blue will be successful in developing, marketing and selling new solutions and services that meet these changing demands, that it will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these solutions and services or that Optimal Blue’s new solutions and services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. If Optimal Blue’s efforts are unsuccessful, it could have a material adverse effect on its business, financial condition and results of operations and ultimately, the value of our investment.
Optimal Blue relies upon proprietary technology and information rights, and if it is unable to protect its rights, it could have a material adverse effect on it and ultimately our investment value. Similarly, if Optimal Blue’s applications, solutions, including those that contain "open source" software, or services are found to infringe the proprietary rights of others or fail to comply with the terms of one or more of these open source licenses, Optimal Blue may be required to change its business practices and may also become subject to significant costs and monetary penalties.
Optimal Blue’s success depends, in part, upon its intellectual property rights. Optimal Blue relies primarily on a combination of patents, copyrights, trade secrets, trademark laws, nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect its proprietary technology and information. This protection is limited, and its intellectual property could be used by others without Optimal Blue’s consent. Any infringement, disclosure, loss, invalidity of or failure to protect its intellectual property could have a material adverse effect on Optimal Blue’s business, financial condition and results of operations and ultimately, the value of our investment. Moreover, litigation may be necessary to enforce or protect its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations and ultimately, the value of our investment.
As Optimal Blue’s information technology applications and services develop, it may become increasingly subject to infringement claims. Any such claims, whether with or without merit, could be expensive and time-consuming to defend, cause Optimal Blue to cease providing solutions that incorporate the challenged intellectual property, require Optimal blue to redesign its solutions, if feasible, divert management's attention and resources; or require Optimal Blue to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies. Any one or more of the foregoing outcomes could have a material adverse effect on Optimal Blue’s business, financial condition and results of operations and ultimately, the value of our investment.
Optimal Blue’s reliance on third parties subjects it to risk and may disrupt or adversely affect its operations. In addition, it may not realize the full benefit of its third-party arrangements, which may result in increased costs, or may adversely affect the service levels Optimal Blue is able to provide its clients.
Optimal Blue relies upon third parties for various business process and technology-related products and services, including cloud-based providers. Although Optimal Blue has contractual provisions with its providers that specify performance requirements, Optimal Blue does not ultimately control their performance, which may make its operations vulnerable to third-party performance failures. In addition, Optimal Blue’s failure to adequately monitor and regulate the performance of its third-party vendors could subject it to additional risk. Reliance on third parties also makes Optimal blue vulnerable to changes in its vendors' businesses, financial condition and other matters outside of Optimal Blue’s control, including their violations of laws or regulations, which could increase Optimal Blue’s exposure to liability or otherwise increase the costs associated with the operation of its business. If for any reason Optimal Blue’s relationship with any of these third parties, including cloud-based providers, were to end unexpectedly, it could require a significant amount of cost and time to transition to new third-party service providers. The failure of Optimal Blue’s providers to perform as expected or as contractually required could result in significant disruptions and costs to Optimal Blue’s operations and to the services it provides to its clients, or could result in loss of revenues, which could have a material adverse effect on its business, financial condition and results of operations and ultimately, the value of our investment.
Optimal Blue and its clients are subject to various governmental regulations, including regulations over the mortgage loan industry or which address the mortgage loan market, and a failure to comply with governmental regulations or changes in these regulations, including changes that may result from changes in the political landscape or the use of consumer data and public records, could result in penalties, restrict or limit Optimal Blue or its clients' operations or make it more burdensome to conduct such operations.
Many of Optimal Blue’s clients' and its businesses are subject to various federal, state, local and foreign laws and regulations. Optimal Blue’s failure to comply with applicable laws and regulations could restrict its ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenues. As a provider of electronic data processing to financial institutions, such as banks and credit unions, Optimal Blue is subject to regulatory oversight and examination by the FFIEC.
A portion of Optimal Blue’s Compass Analytics, LLC ("Compass Analytics") business provides risk management, loan sales (best execution) and general secondary marketing advisory and hedge execution services in concert with licensing Compass Analytics’ mortgage loan valuation and risk management analytics to its clients. Through this business, Compass Analytics may advise clients regarding their best practices, strategic relationships and workflow, but earns no commission or compensation for any trade execution or volume and does not have custody of any client funds or securities. Compass Analytics offers these advisory services to mortgage loan originators and servicers, including mortgage banks, community and commercial banks, credit unions, mortgage loan insurers, government agencies, investors, Federal Home Loan Banks and real estate investment trusts. As a result, Compass Analytics is registered with and regulated by the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended ("Investment Advisers Act"). The failure by Compass Analytics to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, any of which could have a negative impact on Compass Analytic’s business, financial condition and results of operations and ultimately, the value of our investment. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against Compass Analytics or its employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm Compass Analytic’s reputation and cause it to lose existing clients.
In addition, Optimal Blue’s businesses are subject to an increased degree of compliance oversight by regulators and by its clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of and enforce compliance with federal consumer financial laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine Optimal Blue in its role as a service provider to large financial institutions. In addition, we believe some of Optimal Blue’s largest bank clients' regulators are requiring the banks to exercise greater oversight and perform more rigorous audits of their key service providers such as Optimal Blue.
Changes to laws and regulations and regulatory oversight of Optimal Blue and its clients, including those that may result from changes in the political landscape, may cause Optimal Blue to increase its prices in certain situations or decrease its prices in other situations, may restrict its ability to implement price increases or otherwise limit the manner in which Optimal Blue conducts its business. Optimal Blue may also incur additional expense in keeping its software solutions services up to date as laws and regulations change, and it may not be able to pass those additional costs on to its clients. In addition, in response to increased regulatory oversight, participants in the mortgage lending industry may develop policies pursuant to which they limit the extent to which they can rely on any one vendor or service provider. Conversely, in an environment with less stringent regulatory oversight, prospective clients may choose to retain their in-house platforms, or current service providers, or seek alternative service providers who provide services that are less compliance and quality oriented at a lower price point. If Optimal Blue is unable to adapt its products and services to conform to increased or evolving laws and regulations, or if these laws and regulations have a negative effect on its clients, Optimal Blue may experience client losses or increased operating costs, which could have a material adverse effect on its business, financial condition and results of operations and ultimately, the value of our investment.
Because Optimal Blue’s databases include certain public and non-public personal information concerning consumers, it is subject to government regulation and potential adverse publicity concerning our use of consumer data. Optimal Blue acquires, stores and uses many types of consumer data and related services that are subject to regulation under the Gramm-Leach-Bliley Act and, to a lesser extent, various other federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent security breaches, cyber-based attacks, other unauthorized access and misuse of personal information in the marketplace. Optimal Blue’s failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense or loss of revenues, which could have a material adverse effect on its business, financial condition and results of operations and ultimately, the value of our investment.
The mortgage loan industry is heavily regulated and continues to be subject to review by governmental authorities. Inquiries may include federal and state governmental review of all aspects of the mortgage lending business. Such efforts may include actions to address the housing market and the economy in general and to maintain rigorous mortgage loan servicing standards. Additional state and federal government actions directed at housing and the mortgage loan industry may occur and could have a material adverse effect on Optimal Blue’s business, financial condition and results of operations and ultimately, the value of our investment.
Because Optimal Blue’s revenues from clients in the mortgage lending industry are affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on it.
Optimal Blue’s revenues are primarily generated from software and hosting solutions and professional services it provides to the mortgage loan industry and, as a result, a weak economy or housing market may have a material adverse effect on its business, financial condition and results of operations and ultimately, the value of our investment. The volume of mortgage loan origination and residential real estate transactions is highly variable and reductions in these transaction volumes could have a direct effect on the revenues of Optimal Blue.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Forward Purchase Agreement entered into as of July 26, 2020, by and between Black Knight, Inc. and Cannae Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed August 7, 2020).

10.2*
Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco, LLC, dated September 15, 2020, by and among Optimal Blue Holdco, LLC, THL Optimal Blue Blocker Corp., Black Knight Technologies, LLC, Cannae Holdings, LLC, Black Knight, Inc. (solely for the limited purposes listed therein) and the other Persons who may from time to time become parties thereto in accordance with the terms therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 17, 2020)

10.3	Extension of Corporate Services Agreement, dated October 1, 2020 (executed October 7, 2020), by and between Fidelity National Financial, Inc., and Cannae Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2020	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)