Form 10-K
period 2020-12-31
Cannae Holdings, Inc.
filed 2021-02-26
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Cannae Common Stock held by non-affiliates of the registrant as of June 30, 2020, was $3,536,132,331 based on the closing price of $41.10 as reported by the New York Stock Exchange.
As of January 31, 2021 there were 91,651,257 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2020, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

CANNAE HOLDINGS, INC.
FORM 10-K

i

PART I

Item 1.    Business
Introductory Note
The following describes the business of Cannae Holdings, Inc. and its subsidiaries. Except where otherwise noted, all references to “we,” “us,” “our,” "Cannae", "Cannae Holdings", or the "Company," are to Cannae Holdings, Inc. and its subsidiaries, taken together.
Company Background
On November 17, 2017, Fidelity National Financial, Inc. (“FNF”, NYSE: FNF) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its portfolio of investments unrelated to its primary insurance and real estate operations, which included majority and minority equity investment stakes in a number of entities and certain fixed income investments. On November 20, 2017, Cannae common stock began “regular-way” trading on The New York Stock Exchange under the “CNNE” stock symbol.
Description of Business
We are engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of December 31, 2020 include our minority ownership interests in The Dun & Bradstreet Corporation ("Dun & Bradstreet" or "D&B", NYSE: DNB), Ceridian HCM Holding, Inc. ("Ceridian", NYSE: CDAY), Optimal Blue Holdco, LLC ("Optimal Blue") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other equity and debt investments primarily in the real estate, financial services and healthcare technology industries.
The Company conducts its business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC (“Trasimene” or our “Manager”). During the fiscal year ended December 31, 2019, the Company transitioned to an externally managed structure (such externalization of certain management functions, the “Externalization”). In connection with the Externalization, the Company, Cannae LLC, and our Manager entered into a Management Services Agreement dated as of August 27, 2019, as amended on January 27, 2021 (as amended, the “Management Services Agreement”).
We believe our operating structure provides our investors with a compelling opportunity to participate in the acquisition and growth of businesses by a world-class management team. Fundamentally, the Company seeks to take meaningful equity ownership stakes where we have an ability to control or significantly influence quality companies that are well-positioned in their respective industries, run by best-in-class management teams and that operate in industries that have attractive organic and acquired growth opportunities. Led by William P. Foley II ("Bill Foley") and facilitated through our Manager, we leverage our management team's operational expertise, long-term relationships and industry connections and capital sourcing capabilities to identify, structure and execute on investments with these characteristics.
Our management team has a proven track record of growing industry-leading companies and we actively interact with and support management of our portfolio companies, directly or through our board of directors, to ultimately provide value for our shareholders. Bill Foley-led management teams are responsible for the growth of publicly traded companies such as FNF, Black Knight, Inc. ("Black Knight", NYSE: BKI), Ceridian, D&B and Fidelity National Information Services (NYSE: FIS), which collectively had a market capitalization of approximately $139 billion as of December 31, 2020.
As of December 31, 2020, we had the following reportable segments:
Dun & Bradstreet. This segment consists of our 18.1% ownership interest in D&B. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
Dun & Bradstreet is differentiated by the scale, depth, diversity and accuracy of its constantly expanding business database that contains comprehensive information on more than 420 million total businesses as of December 31, 2020. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, D&B data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, D&B was able to establish a unique identifier that creates a single thread connecting related corporate entities allowing its clients to form a holistic view of an enterprise. This unique identifier, which D&B refers to as the D-U-N-S Number, is a corporate ‘‘fingerprint’’ or ‘‘Social Security Number’’ of businesses. D&B believes that it is the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally. D&B generates its revenue primarily through subscription-based contractual arrangements that it enters into with its clients to provide data, analytics and analytics-related services either individually, or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one business unit to the same client.
We account for our investment in Dun & Bradstreet using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace, which supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle.
We account for our investment in Optimal Blue using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Restaurant Group.  This segment consists of the operations of O'Charley's, 99 Restaurants, Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ") in which we have 65.4%, 88.5%, 100% and 100% equity ownership interests, respectively. O'Charley's, 99 Restaurants, Legendary Baking, VIBSQ and their affiliates are the owners and operators of the O'Charley's restaurant concept, Ninety Nine Restaurants restaurant concept, Legendary Baking bakery and the Village Inn and Bakers Square restaurant concepts.
Corporate and Other.  This aggregation of nonreportable operating segments consists of our share in the operations of controlled and uncontrolled portfolio companies including our 9.5% ownership interest in Ceridian, 20.0% ownership interest in AmeriLife, 21.7% ownership interest in Coding Solutions Topco, Inc. ("CorroHealth"), 49.2% ownership interest in a joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP ("Senator"), 22.5% voting equity interest in preferred stock of QOMPLX, Inc. ("QOMPLX"), 30.5% equity interest in Triple Tree Holdings, LLC ("Triple Tree"), majority-owned real estate and resort development businesses ("Cannae RE"), interests in sponsors of special purpose acquisition companies ("SPACs") and other various minority equity and debt investments.
Ceridian is a global human capital management (“HCM”) software company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Ceridian's technology-based services are typically provided through long-term customer relationships that are anticipated to result in a high level of recurring revenue.
AmeriLife is a leader in marketing and distributing life, health, and retirement solutions.
CorroHealth (formerly known as Coding Solutions) is a joint venture that has various medical coding technology platforms and back office functions supporting the health care revenue and billing cycles and focuses on acquiring and operating synergistic health care services companies in the provider and payer space.
The Senator JV is an investment fund in partnership with Senator designed to provide a mechanism to allow us and Senator to jointly invest in CoreLogic, Inc. ("CoreLogic"). As of the date of this Annual Report on Form 10-K ("Annual Report"), we exited our investment in CoreLogic completely and have no further material interest in the Senator JV. See further discussion under the header Recent Developments in Item 7 of Part II of this Annual Report.
QOMPLX, formerly Fractal Industries, Inc., is an intelligent decision and analytics platform used by businesses for modeling and planning. QOMPLX offers an enterprise operating system and application platforms with capabilities ranging from data handling, analytics, and reporting to advanced algorithms, simulations, and machine learning, which have business uses for cybersecurity, insurance underwriting and quantitative finance.
Triple Tree is an independent, research-driven investment banking firm focused on mergers and acquisitions, financial restructuring, and principal investing services for innovative, high-growth businesses in the healthcare industry.
Cannae RE and its subsidiaries operate and invest in golf and real estate properties and develop, manage and operate residential and recreational properties, including a 1,800-acre ranch-style luxury resort and residential community in Oregon and an 18-hole championship golf facility in Idaho.

Refer to Item 7 of Part II of this Annual Report for further information on recent results of operations and transactions and other activity of our operating segments.
Strategy
Our strategy for the Company is to continue our activities with respect to the above described business investments to achieve superior financial performance, maximize and ultimately monetize the value of those assets and to continue to pursue similar investments in businesses and to grow and achieve superior financial performance with respect to such newly acquired businesses.
Dun & Bradstreet. We believe that Dun & Bradstreet has an attractive business model that is underpinned by highly recurring, diversified revenues, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of its data and analytics solutions and the integral role that D&B plays in its clients’ decision-making processes have translated into high client retention and revenue visibility. D&B has had relationships with 21 of its top 25 clients by revenue for the year ended December 31, 2020 for more than 20 years, which reflects how deeply embedded D&B is in its clients daily workflows and decisioning processes. For both 2020 and 2019, D&B's annual revenue retention rate, reflecting the percentage of prior year revenue from its clients who were retained in the current year, was 96%. Dun & Bradstreet also benefits from strong operating leverage given its centralized database and solutions, which allows it to generate strong contribution margins and free cash flow.
Subsequent to our investment in D&B in the first quarter of 2019, D&B quickly began implementing changes to address operational and execution issues at D&B that led to stagnant revenue growth and declining profitability over the last decade. The new investors in D&B immediately brought in a new senior leadership team, which commenced a comprehensive transformation to improve and revitalize D&B's business for long-term success. The new senior leadership team saw significant opportunity to create value by transforming the organization and improving the platform with new business unit leaders, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.
D&B's transformation strategy is based on a proven playbook of enhancing stockholder value through organizational re-alignment and re-investment. As of December 31, 2020, these initiatives have resulted in approximately $242.0 million of net annualized run-rate savings, and D&B believes there are incremental opportunities to further rationalize its cost structure. In light of the changes that have been made or identified by D&B's management team, we believe D&B is well-positioned to execute on its strategies of driving stockholder value through consistent revenue growth, managing cost initiatives and innovating and improving the way it adds value and solves the increasingly challenging and complex needs of its clients.
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
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies, including VIBSQ and Legendary Baking. Upon Blue Ribbon's emergence from bankruptcy, we acquired the assets and uncompromised liabilities of Legendary Baking and VIBSQ in exchange for $15.5 million of the outstanding balance under our debtor in possession loan (the "DIP Loan") with Blue Ribbon. Subsequent to Blue Ribbon's emergence from bankruptcy, we own 100% of the equity of VIBSQ and Legendary Baking. Refer to Note I to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for our acquisition of VIBSQ and Legendary Baking upon their emergence from bankruptcy.
We believe the Blue Ribbon Reorganization will facilitate the Legendary Baking, Village Inn and Bakers Square brands' evolution to a healthy core of restaurants and bakery operations and support an approach to the brands that is most beneficial for all stakeholders.

Acquisitions, Dispositions, Minority Owned Operating Affiliates and Financings. Acquisitions are an important part of our growth strategy and dispositions are an important aspect of our strategy of rebalancing our portfolio of companies and providing our shareholders with prudent risk-based returns on investment. On an ongoing basis, with assistance from our Manager and outside advisors, we actively evaluate possible transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions.
In the future, we may seek to sell certain investments or other assets to increase our liquidity. Further, we may make acquisitions in lines of business that are not directly tied to, or synergistic with, our current operating segments. In the past we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns.
There can be no assurance that any suitable opportunities will arise or that any particular transaction will be completed. We have made a number of acquisitions and dispositions over the past several years to strengthen and expand our investment base and expand the service offerings and customer bases of our businesses, to expand into other businesses or where we otherwise saw value, and to monetize investments in assets and businesses.
Special Purpose Acquisition Companies. In 2020 and early 2021, we made investments in the sponsors of, and forward purchase commitments to purchase equity of, three SPACs, which are companies formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. See discussion under the header Forward Purchases of Equity of Special Purpose Acquisition Companies in Item 7 of Part II of this Annual Report for further information on our investment commitments. The following summarizes the Company's equity commitments by entity:

SPAC	Ticker	IPO Date	Cannae Equity Purchase Commitment (1)
Foley Trasimene Acquisition Corp. II ("FTAC II")	BFT	August 21, 2020	$500.0
Foley Trasimene Acquisition Corp. ("FTAC")	WPF	May 29, 2020	400.0
Trebia Acquisition Corp. ("Trebia")	TREB	June 19, 2020	75.0
_____________________________________
(1) Represents Cannae's commitment as of the date of this Annual Report to purchase equity of the listed SPAC and its target upon consummation of each SPACs initial business combination
SPACs have proven to be not only an efficient means for private entities to go public, but also a unique opportunity for companies to partner with sponsors who provide invaluable industry, operational and capital market experience. We believe our investments in the SPACs sponsored or co-sponsored by Trasimene and led by our chairman Bill Foley provide an opportunity for Cannae to participate in the growth and transformation of businesses with compelling characteristics similar to other of our management team’s prior investments, including Dun & Bradstreet, FNF, Black Knight and Ceridian. The sponsors intend to focus on prospective target businesses that have unseen potential for revenue growth and/or operating margin expansion with high recurring revenue and cash flow, defensible intellectual property and strong market positions within their industries.
On December 7, 2020, FTAC II entered into a definitive agreement and plan of merger with Paysafe Limited (“Paysafe”), a leading integrated payments platform (the "FTAC II Paysafe Merger"). Upon closing of the FTAC II Paysafe Merger, the newly combined company will operate as Paysafe and plans to list on the New York Stock Exchange under the symbol PSFE. The FTAC II Paysafe Merger reflects an implied pro-forma enterprise value for Paysafe of approximately $9.0 billion. The FTAC II Paysafe Merger will be funded with the cash held in trust at FTAC II, forward purchase commitments, private investment in public equity ("PIPE") commitments and equity of Paysafe. Completion of the FTAC II Paysafe Merger is subject to approval by FTAC II stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the transaction, and other customary closing conditions, including the receipt of certain regulatory approvals. The FTAC II Paysafe Merger is expected to close in the first half of 2021.
On December 7, 2020, Cannae entered into an agreement to purchase 35,000,000 shares of Paysafe for $350.0 million as part of a subscription to the PIPE (the "Paysafe Subscription Agreement"). Paysafe has agreed to pay us a placement fee of $5.6 million as consideration for our subscription. Upon consummation of the FTAC II Paysafe Merger, our aggregate investment in Paysafe is expected to be $504.7 million in Paysafe, inclusive of Cannae's investment commitments under our forward purchase agreement with FTAC II (the "FTAC II FPA") and Paysafe Subscription Agreement and our prior $4.7 million investment in the sponsor of FTAC II, and we are expected to receive 54,290,000 shares of common stock of Paysafe which represents approximately 7.5% of the pro forma outstanding common equity of Paysafe and 8,134,067 warrants to purchase one share of Paysafe common stock at $11.50 per share.
Further information on the FTAC II Paysafe Merger can be found in Paysafe's Registration Statement on Form F-4 filed with the SEC on December 21, 2020 and amended on February 1, 2021.

On January 25, 2021, FTAC entered into a business combination agreement with Alight Solutions ("Alight"), a leading cloud-based provider of integrated digital human capital and business solutions (the "FTAC Alight Business Combination"). Under the terms of the FTAC Alight Business Combination, FTAC will combine with Alight and Alight will become a publicly traded entity under the name “Alight, Inc.” and symbol ALIT. The FTAC Alight Business Combination reflects an implied pro-forma enterprise value for Alight of approximately $7.3 billion at closing. The FTAC Alight Business Combination will be funded with the cash held in trust at FTAC, forward purchase commitments, PIPE commitments and equity of Alight. Completion of the FTAC Alight Business Combination is subject to approval by FTAC stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the transaction, and other customary closing conditions of SPAC business combinations, including the receipt of certain regulatory approvals. The FTAC Alight Business Combination is expected to close in the second quarter of 2021.
On January 25, 2021, Cannae entered into an agreement to purchase 25,000,000 shares of Alight for $250.0 million as part of a subscription to the PIPE (the "Alight Subscription Agreement"). Alight has agreed to pay us a placement fee of $6.3 million as consideration for our subscription. Upon consummation of the FTAC Alight Business Combination, our aggregate investment in Alight is expected to be $404.5 million, inclusive of Cannae's investment commitments under our forward purchase agreement with FTAC (the "FTAC FPA") and Alight Subscription Agreement and our previous $4.5 million investment in a sponsor of FTAC, and we are expected to receive 44,639,500 shares of common stock of Alight which represents approximately 8.6% of the pro forma outstanding common equity of Alight and 8,026,666 warrants to purchase one share of Alight common stock at $11.50 per share.
Further information on the FTAC Alight Business Combination can be found in FTAC's current report on Form 8-K filed with the SEC on January 27, 2021.
Business Trends and Conditions
Dun & Bradstreet. Businesses rely on business-to-business data and analytics providers to extract data-driven insights and make better decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, businesses face increasingly complex and global supply chains, making the assessment of compliance and viability of all suppliers prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the proliferation of customer relationship management, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospecting growth activities. While these tools are helping to fill sales funnels and improve the progression of opportunities, key challenges remain in salesforce productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.
D&B helps its clients solve these mission critical business problems. D&B believes the total addressable market (‘‘TAM’’) in which it operates is large, growing and significantly underpenetrated. D&B participates in the big data and analytics software market, as defined by Interactive Data Corporation, or IDC, which represents a collection of software markets that functionally address decision support and decision automation. This market includes business intelligence and analytics tools, analytic data management and integration platforms and analytics and performance management applications. Within the broader market of data and analytics solutions, D&B serves a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance ("GRC") markets to provide clients with decisioning support and automation. As D&B continues to drive innovation in its solutions, it expects to address a greater portion of this TAM as new use cases for its data assets and analytical capabilities are introduced.
D&B believes there are several key trends in the global macroeconomic environment generating additional growth in D&B's TAM and increasing the demand for its solutions, including growing recognition by business of the value of analytics and data-informed business decisioning, growth in data creation and applications driven by the proliferation of new technologies with new data sets and applications, advances in analytical capabilities that are unlocking the value of data, and heightened compliance requirements in the regulatory environment for business driven by the growth of new technologies.
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
COVID-19. In March 2020, the outbreak of COVID-19 was declared a national health emergency in the United States and worldwide. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The Company has been closely monitoring developments related to COVID-19 and its impacts to our portfolio of investments and financial markets. We are working with management of our subsidiaries to evaluate business-specific risks and respond to any financial and operational disruptions. At the holding company level, we believe our operating model, low financial leverage and access to capital uniquely positions us to weather economic disruptions. See further discussion of our financial resources in the Liquidity and Capital Resources subsection in Item 7 of Part II of this Annual Report.
As a result of the unprecedented social restrictions related to COVID-19, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020 and continuing through the end of the year. In response to the outbreak and these changing conditions, our Restaurant Group brands closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed to dine in customers through early May 2020. During this time, most of our restaurants we were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand made such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations.
Timing of reopening stores and resulting guest traffic has varied by jurisdiction. In the second half of 2020, our Restaurant Group experienced a gradual increase in guest traffic and revenues compared to the first half of 2020; however, the volume of customers visiting our stores has remained below our historical levels. We have seen an increase in revenues from to-go and delivery sales from historical experience; however, comparable store sales across all of our restaurant brands remained depressed compared to previous years.
We have been in discussions with our Restaurant Group businesses’ major suppliers, and during the COVID-19 outbreak we have not experienced and do not currently expect to experience material disruptions in our supply chain.
The COVID-19 outbreak and these responses have affected and are projected to continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs. See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection in Item 7 of Part II of this Annual Report.
See Item 1A of Part I of this Annual Report for further discussion of risk factors related to COVID-19.
Competition
Dun & Bradstreet. Dun & Bradstreet primarily competes on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. D&B believes that it competes favorably in each of these categories across its business segments. D&B's competitors vary based on the client size and geographical market that its solutions cover.
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
For Dun & Bradstreet's sales and marketing solutions segment, its competition has historically been very fragmented with many players offering varying levels of data quantity and quality, and with data being collected in ways that may cross ethical and privacy boundaries. Dun & Bradstreet strives to protect the data and privacy of its clients and to maintain the highest standards in the ethical acquisition, aggregation, curation and delivery of data. D&B's direct competitors vary depending on use cases, such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness and data management. In the market for contact data, D&B's competition generally includes ZoomInfo and a few consultancies building bespoke solutions. For other sales and marketing solutions such as customer data platform, visitor intelligence, audience targeting and intent data, D&B faces a number of smaller competitors.
Overall, outside North America, D&B's competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences. In the United Kingdom and Ireland, D&B's direct competition for its finance and risk solutions segment is primarily from Bureau van Dijk, Creditsafe and Experian. Additionally, in D&B's sales and marketing solutions segment, the landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business. In Asia Pacific, D&B faces competition in its finance and risk solutions segment from a mix of local and global providers. D&B competes with Sinotrust International Information & Consulting (Beijing) Co., Ltd., in China and local competitors in India. In addition, as in the United Kingdom, D&B's sales and marketing solutions landscape throughout Asia is localized and fragmented.
Restaurant Group. The restaurant industry is highly competitive and is often affected by changes in consumer tastes. Competition for our restaurant brands varies by location. In general, our restaurant brands compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. Restaurants are increasingly competing with grocery stores who are expanding their offerings of quick serve, ready-made meals and meal kits and with meal kit delivery services, which have increased market share over the last couple years. We expect to continue to compete in these areas.
Competitive Strengths
Proven management team.  Our Board and executive management team, led by Bill Foley, has a proven track record of investment identification and management. Bill Foley has led the creation of several multi-billion dollar companies with hundreds of acquisitions across diverse platforms, including, FNF, Fidelity National Information Services, Inc., Black Knight, Ceridian, D&B and FGL Holdings, Inc. Our Board and executive management's breadth of knowledge of capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure investments to maximize their value, and to return the value created to shareholders. We believe the Externalization under the Management Services Agreement will enhance our executive management team’s ability to provide these services.
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
Dun & Bradstreet owns patents and patent applications both in the U.S. and in other selected countries. The patents and patent applications include claims, which pertain to certain technologies and inventions that D&B has determined are proprietary and warrant patent protection. The protection of its innovative technology and inventions, such as its proprietary methods for data curation and identity resolution, through the filing of patent applications, is part of Dun & Bradstreet's business strategy. Filing of patent applications may or may not provide Dun & Bradstreet with a dominant position in the fields of technology. However, these patents and/or patent applications may provide Dun & Bradstreet with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against it. Where appropriate, Dun & Bradstreet may also consider asserting or cross-licensing its patents.
Restaurant Group. We regard our Restaurant Group's service marks, including "O'Charley's", "Ninety Nine", "Village Inn", "Legendary Baking", "Bakers Square", and other service marks and trademarks as important factors in the marketing of our restaurants. We have also obtained trademarks for several of our brands' menu items and for various advertising slogans. We are aware of names and marks similar to our Restaurant Group's service marks and trademarks used by other persons in certain geographic areas where we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.
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
Human Capital Resources
Employees
As of January 31, 2021, Cannae and our consolidated subsidiaries had 14,509 employees, which includes 14,358 in our Restaurant Group and 151 in the various majority-owned businesses comprising our Corporate and other segment. None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
Our Manager and Cannae LLC rely on the experience and expertise of a small number of highly qualified and experienced employees which make up our management team. We continually assess our management team's capabilities and capacity with a view toward the long term sustainability of the Company's operations.
Diversity
We stand committed to our philosophy that all employees deserve an inclusive workplace, one where each employee feels heard and empowered. All employees – regardless of race, ethnicity, sexual orientation or gender identification – are given equal access to opportunities throughout the organization. We believe that having a variety of employee ideas, perspectives, and experiences are key components of our success. The diversity of our employees and directors allows us to connect to our investees in important ways and offer them meaningful insights to our business operations. We have a written nondiscrimination policy that is distributed to all employees as part of our employee handbook. Employees must acknowledge our employee handbook and specifically our nondiscrimination policy annually.
Our Board leads by example in its commitment to diversity. In 2019, our Board codified its commitment to consider all aspects of diversity when selecting new director nominees, including candidates with a diversity of race, ethnicity, sexual orientation or gender identification by integrating it into the director selection criteria in our Corporate Governance Guidelines. In February 2021, Barry Moullet and David Aung, both of whom identified themselves as having diverse backgrounds, joined our Board.
Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:
•changes in general economic, business, and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19;
•the overall impact of the outbreak of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders;
•compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;
•the effects of the Externalization and the Management Services Agreement;

•loss of key personnel that could negatively affect our financial results and impair our operating abilities;
•our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties integrating acquisitions;
•other risks detailed in "Risk Factors" below and elsewhere in this document and in our other filings with the SEC.
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

Item 1A.      Risk Factors
Risk Factor Summary
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•We may become subject to the Investment Company Act of 1940.
•Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
•The Management Service Agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.
•Our executive officers, directors and Manager may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our results of operations.
•Conflicts of interest could arise in connection with certain of our directors’ and executive officers’ discharge of fiduciary duties to our shareholders.
•Our Manager and members of our management team may engage in activities that compete with us or our businesses.
•We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could adversely affect the market price of our shares.
•Our Manager can resign on 180 days’ notice, subject to a limited extension, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.
•We must pay our Manager the management fee regardless of our performance.
•We cannot determine the amount of the management fee that will be paid over time with any certainty, nor are we able to determine with any certainty the amount of carried interest that will be paid over time, and our payment of such fees and carried interest to the Manager may significantly reduce the amount of cash available for distribution to our shareholders.
•Our profit allocation may induce our Manager to make suboptimal decisions regarding our operations.
•The COVID-19 outbreak has disrupted and is expected to continue to disrupt the business of our Restaurant Group, which has and could continue to materially affect our Restaurant Group's operations, financial condition and results of operations for an extended period of time.
•General macroeconomic factors, including unemployment, energy prices and interest rates, and certain economic and business factors specific to the restaurant and bakery industries that are largely out of our restaurant businesses' control may have a material adverse effect on our business, financial condition and results of operations.
•The Restaurant Group companies face significant competition for customers, real estate and employees and competitive pressure to adapt to changes in conditions driving customer demand. The Restaurant Group companies' inability to compete effectively may have a material adverse effect on our business, financial condition and results of operations.
•If our restaurant businesses are unable to effectively grow revenue and profitability, our Restaurant Group companies may be required to record additional impairment charges to restaurant assets, the carrying value of goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
•Increased commodity, energy and other costs could decrease our Restaurant Group companies' profit margins or cause the Restaurant Group companies to limit or otherwise modify their menus, which could have a material adverse effect on our business, financial condition and results of operations.
•Negative customer experiences or negative publicity surrounding our Restaurant Group companies' restaurants or other restaurants could adversely affect sales in one or more of our Restaurant Group companies' restaurants and make our concepts less valuable, which could have a material adverse effect on our business, financial condition and results of operations.
•Our restaurant businesses could suffer due to reduced demand for our restaurant businesses' brands or specific menu offerings if our restaurant businesses are the subject of negative publicity or litigation regarding allegations of food-related contaminations or illnesses, which could have a material adverse effect on our business, financial condition and results of operations.
•Our investment in D&B may expose us to certain risks, which could have a material adverse effect on our results of operations or financial position.
•We share certain directors with D&B or its affiliated entities, which may lead to conflicting interests.
•D&B's ability to implement and execute its strategic plans to transform the business may not be successful and, accordingly, D&B may not be successful in achieving its goals to transform its business, which could have a material adverse effect on its business, financial condition and results of operations.
•Data security and integrity are critically important to D&B's business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to its reputation.
•D&B's substantial indebtedness could have a material adverse effect on its financial condition and its ability to operate its business or react to changes in the economy or its industry, prevent them from fulfilling its obligations and could divert its cash flow from operations for debt payments.
•An outbreak of disease, global or localized health pandemic or epidemic or a similar public health threat, or the fear of such an event, could have a material adverse effect on Dun & Bradstreet's business, financial condition and results operations.
•If Optimal Blue is unable to protect its information systems against data corruption, cyber-based attacks or network security breaches; are unable to provide adequate security in the electronic transmission of sensitive data; or are unable to prevent system failures or service interruptions, it could have a material adverse effect on its business, financial condition and results of operations and ultimately, our investment.
•The outbreak of COVID-19 and resulting government response have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations, which could have an adverse effect on our Corporate and Other businesses, financial condition and results of operations.
•We share certain directors and officers with FNF, which may lead to conflicting interests.
In addition to the other information set forth in this Annual Report and other filings we have made and make in the future with the SEC, you should carefully consider the following risk factors and uncertainties, which could materially affect our business, financial condition or results of operations in future periods. However, other factors not discussed below or elsewhere in this Annual Report could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Risks Relating to the Company's Structure
We may become subject to the Investment Company Act of 1940.
We do not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the "40 Act"). We engage primarily in the business of managing and operating our controlled subsidiaries that make up a majority of our portfolio of companies. Our officers, Manager and any employees who provide services to us pursuant to the terms of our corporate services agreement with FNF devote their activities to the businesses of these portfolio companies. Our interest in controlled portfolio companies comprises a substantial majority of our assets. Based on these factors, we believe that we are not an investment company under the 40 Act, including under Section 3(b)(1) of the 40 Act. If, at any time, we become primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the 40 Act. Following any such change in our business and after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become inadvertently subject to the 40 Act, any violation of the 40 Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.

Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
Certain executive officers and members of our Board serve on the boards of directors of other entities or are employed by other entities, including D&B, Trasimene, FNF or Black Knight.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with D&B, Trasimene or FNF; (ii) business opportunities arising for any of us, D&B, Trasimene, FNF or Black Knight; and (iii) conflicts of time with respect to matters potentially or actually involving or affecting us.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our chief compliance officer and audit committee are responsible for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
Refer to Note R to the Notes to Consolidated Financial Statements for more information related to our related party relationships and transactions with FNF and our Manager.
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
Certain of our directors and executive officers are members of the Manager. Such persons, by virtue of their positions with us, have fiduciary duties to us and our shareholders. The duties of such persons as directors or executive officers to us and our shareholders may conflict with the interests of such persons in their capacities as members or employees of the Manager.
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

Under the terms of the Management Services Agreement, our Manager may not be removed as a result of underperformance. Instead, the Company may only remove our Manager in certain limited circumstances or upon a vote by a majority of the Company’s board of directors to terminate the Management Services Agreement. This limitation could adversely affect the market price of our shares.
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
The COVID-19 pandemic has negatively impacted the financial results of our Restaurant Group and depending on the duration and scope, such impact could continue to have a material adverse impact on our results of operations.
See further discussion of the impact of COVID-19 on our Restaurant Group's results in the Results of Operations subsection in Item 7 of Part II of this Annual Report.
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
The quarterly results of our Restaurant Group companies have been and may continue to be affected by restaurant closures and exit-related costs, labor availability and costs for hourly and management personnel, changes in borrowings and interest rates, changes in consumer preferences and competitive conditions, fluctuations in food and commodity prices, fluctuations in costs attributable to public company compliance and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, the Restaurant Group companies' financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.
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
If our restaurant businesses are unable to effectively grow revenue and profitability, our Restaurant Group companies may be required to record additional impairment charges to restaurant assets, the carrying value of goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
Our Restaurant Group companies assess the potential impairment of their long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. Our Restaurant Group companies annually review and compare the carrying value of intangible assets, including goodwill, to the fair value. For the years ended December 31, 2020, 2019 and 2018, we recorded $7.8 million, $10.4 million and $26.7 million, respectively, of impairment to goodwill in our Restaurant Group segment as a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs. In addition, for the years ended December 31, 2020, 2019, and 2018, we recorded $11.8 million, $17.1 million, and $5.8 million, respectively, of impairment expense related to other intangible assets within our Restaurant Group.
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
The cost, availability and quality of ingredients restaurant operations use to prepare their food is subject to a range of factors, many of which are beyond their control. A significant component of our restaurant businesses' costs will be related to food commodities, including beef, pork, chicken, seafood, poultry, dairy products, oils, produce, fruit, flour and other related costs such as energy and transportation over which we may have little control, that can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets and other factors. If there is a substantial increase in prices for these commodities, our Restaurant Group companies' results of operations may be negatively affected. In addition, the Restaurant Group companies' restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage the Restaurant Group companies' reputation or otherwise harm our business.
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
Food safety is a top priority, and our Restaurant Group companies dedicate substantial resources to ensuring that their customers enjoy safe, quality food products. Food-related contaminations and illnesses may be caused by a variety of food-borne pathogens, such as E. coli or salmonella, which are frequently carried on unwashed fruits and vegetables, from a variety of illnesses transmitted by restaurant workers, such as hepatitis A, which may not be diagnosed prior to being infectious, and from contamination of food by foreign substances. Contamination and food borne illness incidents could also be caused at the point of source or by food suppliers and distributors. As a result, we cannot control all of the potential sources of contamination or illness that can be contained in or transmitted from our Restaurant Group companies' food. Regardless of the source or cause, any report of food-borne illnesses or other food safety issues including food tampering or contamination, at one of our Restaurant Group companies' restaurants could adversely affect the reputation of our Restaurant Group companies' brands and have a negative impact on their sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our Restaurant Group companies' competitors or at one of our Restaurant Group companies' suppliers could result in negative publicity about the food service industry generally and adversely impact our Restaurant Group companies' sales.
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
Occasionally, our Restaurant Group companies' customers may file complaints or lawsuits against the Restaurant Group companies alleging that they are responsible for some illness or injury the customers suffered at or after a visit to one of the Restaurant Group companies' restaurants, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. Our Restaurant Group companies may also be subject to a variety of other claims from third parties arising in the ordinary course of their business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, most of our Restaurant Group companies' restaurants are subject to state "dram shop" or similar laws that generally allow a person to sue our restaurant businesses if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our Restaurant Group companies' restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. In addition, the Restaurant Group companies may also be subject to lawsuits from their employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits in the restaurant industry have resulted in the payment of substantial damages by the defendants.
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
One of our directors, Bill Foley, and our CEO and director, Richard N. Massey, also serve on the board of directors of D&B. From time to time, we may enter into transactions with D&B and/or its respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, D&B or any of our or its respective subsidiaries or affiliates as would be the case where there is no overlapping director.
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
D&B collects, stores and transmits a large amount of confidential company information on over 420 million total businesses as of December 31, 2020, including financial information and personal information. D&B operates in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others: (1) obtain unauthorized access to confidential information, (2) manipulate or destroy data or (3) disrupt, sabotage or degrade service on D&B's systems.
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
D&B must continually monitor and develop its information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. The preventive actions D&B takes to address cybersecurity risk, including protection of its systems and networks, may be insufficient to repel or mitigate the effects of cyberattacks as it may not always be possible to anticipate, detect or recognize threats to its systems, or to implement effective preventive measures against all cybersecurity risks. This is because, among other things: (1) the techniques used in cyberattacks change frequently and may not be recognized until after the attacks have succeeded; (2) cyberattacks can originate from a wide variety of sources, including sophisticated threat actors involved in organized crime, sponsored by nation-states, or linked to terrorist or hacktivist organizations; and (3) third parties may seek to gain access to D&B's systems either directly or using equipment or security passwords belonging to employees, clients, third-party service providers or other users.
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
D&B may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of its computer systems, software, networks or other technology assets could occur and persist for an extended period of time before being detected due to, among other things: (1) the breadth and complexity of its operations and the high volume of transactions that is processes; (2) the large number of clients, counterparties and third-party service providers with which D&B does business with; (3) the proliferation and increasing sophistication of cyberattacks; and (4) the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.
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
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, D&B is subject to laws that provide for at least 50 disparate notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject D&B to regulatory scrutiny and additional liability.
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
D&B has a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2020, D&B has $3,255.8 million in total long-term debt outstanding. In addition, subject to the limitations contained in the credit agreements governing certain of D&B's credit facilities, D&B may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If D&B does so, the risks related to its high level of debt could increase. This substantial amount of indebtedness could have important consequences to D&B, including the following: (1) it may be difficult for D&B to satisfy its obligations, including debt service requirements under its outstanding indebtedness; (2) D&B's ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired; (3) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing D&B's ability to use its cash flow to fund its operations, capital expenditures, future business opportunities and other purposes; (4) D&B will be more vulnerable to economic downturns and adverse industry conditions and its flexibility to plan for, or react to, changes in its business or industry will be more limited; (5) D&B's ability to capitalize on business opportunities and to react to competitive pressures, as compared to its competitors, may be compromised due to its high level of indebtedness and the restrictive covenants in its credit agreements and indentures; (6) D&B's ability to borrow additional funds or to refinance indebtedness may be limited; and (7) it may cause potential or existing clients or vendors to not contract with D&B due to concerns over its ability to meet its financial obligations.
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
D&B has elected to take advantage of the ‘‘controlled company’’ exemption to the corporate governance rules for publicly listed companies, which could make their common stock less attractive to some investors or otherwise harm their stock price.
Because D&B qualifies as a ‘‘controlled company’’ under the corporate governance rules for publicly listed companies, D&B is not required to have a majority of its Board of Directors be independent under the applicable rules of the NYSE, nor is it required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors, and its audit committee is not required to be comprised entirely of independent directors for a period of one year following its initial public offering. Accordingly, should the interests of the Investor Consortium differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. D&B's status as a controlled company could make its common stock less attractive to some investors or otherwise harm its stock price and, thus, the value of our investment.
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
Many of Optimal Blue’s clients' and its businesses are subject to various federal, state, local and foreign laws and regulations. Optimal Blue’s failure to comply with applicable laws and regulations could restrict its ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenues. As a provider of electronic data processing to financial institutions, such as banks and credit unions, Optimal Blue is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Counsel.
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
In addition, Optimal Blue’s businesses are subject to an increased degree of compliance oversight by regulators and by its clients. Specifically, the Consumer Financial Protection Bureau (the "CFPB") has authority to write rules affecting the business of, supervise, conduct examinations of and enforce compliance with federal consumer financial laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine Optimal Blue in its role as a service provider to large financial institutions. In addition, we believe some of Optimal Blue’s largest bank clients' regulators are requiring the banks to exercise greater oversight and perform more rigorous audits of their key service providers such as Optimal Blue.
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
As a result of our separation from FNF, we have incurred and will continue to incur costs and expenses not previously incurred. These increased costs and expenses may arise from various factors, including financial reporting or costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, tax administration and human resources related functions.) FNF provided many of these services for us at no-cost (other than reimbursement of FNF's out-of-pocket costs and expenses) under the CSA until November 2020. In October 2020, we entered into an Extension of Corporate Services Agreement (the “Extension”) with FNF. Pursuant to the Extension, the term of the CSA is extended for two years until November 17, 2022 (the “Extended Term”). During the Extended Term, FNF will provide certain corporate services to Cannae at FNF’s Standard Allocation (as defined in the CSA), plus 10%, and Cannae agrees to pay or reimburse FNF for any fees, costs or other expenses paid by FNF to third parties in connection with the corporate services. The CSA will automatically renew for successive one-year terms, unless the parties mutually agree to terminate the CSA at least 30 days prior to the applicable termination date. No later than 30 days prior to such termination date, the parties shall negotiate mutually agreeable arm’s length terms for each additional one-year term.
We cannot assure you that we will not incur third-party vendor costs or out-of-pocket expenses under the CSA that are material to our business. Moreover, we will have to develop internal departments/functions to perform the services at the end of the term of the CSA.
We share certain directors and officers with FNF, which may lead to conflicting interests.
One of our executive officers, Michael L. Gravelle, is also an executive officer of FNF and one of our directors, Bill Foley, also serves on the boards of directors of FNF or its subsidiaries. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at FNF or any other public company have fiduciary duties to that company's stockholders. We also are party to a variety of related party agreements and relationships with FNF and certain of FNF's subsidiaries and FNF and subsidiaries of FNF have an ownership interest in Cannae Holdings. From time to time, we may enter into transactions with FNF and/or its respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, FNF or any of our or its respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.
Our agreements with FNF were negotiated while we were a subsidiary of FNF.
We have a number of agreements with FNF covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by FNF for certain of our businesses. In addition, we have entered into (i) the CSA, (ii) a voting agreement with FNF, pursuant to which FNF agrees to appear or cause all shares of Cannae Holdings common stock that FNF or its subsidiaries, as applicable, own after the Split-Off to be counted as present at any meeting of the stockholders of Cannae Holdings, for the purpose of establishing a quorum, and agrees to vote all of such Cannae Holdings shares (or cause them to be voted) in the same manner as, and in the same proportion to, all shares voted by holders of Cannae Holdings common stock (other than FNF and its subsidiaries), (iii) a registration rights agreement, pursuant to which FNF or its subsidiaries, as applicable, received registration rights with respect to the shares in Cannae held by FNF and (iv) a revolver note with FNF, pursuant to which Cannae Holdings may borrow revolving loans, the proceeds of which may be used for investment purposes and working capital needs, from FNF from time to time in an aggregate amount not to exceed $100.0 million. The terms of all of these agreements were initially established while we were a wholly-owned subsidiary of FNF, and hence may not be the result of arm's length negotiations.
We believe that the terms of these agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Split-Off.
General Risk Factors
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
Similarly, the Corporate and Other businesses may be subject to contractual obligations that may impose obligations or restrictions on their affiliates. The interpretation of such contractual provisions will depend on local laws. Given that we do not control all of the Corporate and Other businesses and that they generally operate independently of each other, there is a risk that we could contravene one or more of such laws, regulations and contractual arrangements due to limited access and opportunities to monitor compliance. In addition, compliance with these laws or contracts could require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs.
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
The acquisition and integration of any business we may acquire involves a number of risks and may result in unforeseen operating difficulties and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business. Furthermore, acquisitions may: (1) involve our entry into geographic or business markets in which we have little or no prior experience; (2) involve difficulties in retaining the customers of the acquired business; (3) involve difficulties and expense associated with regulatory requirements, competition controls or investigations; (4) result in a delay or reduction of sales for both us and the business we acquire; and (5) disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business.
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
The lack of liquidity in our investments may adversely affect our business.

We invest, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are often subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because certain of our investments are illiquid, we may be unable to dispose of them timely or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.
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
Our commitments to invest in Paysafe/FTAC II, Alight/FTAC, and Trebia may expose us to certain risks, which could have a material adverse effect on our results of operations or financial position.
As of the date of this Annual Report, we have an aggregate commitment of $975.0 million to purchase equity of Paysafe/FTAC II; Alight/FTAC; and Trebia (collectively, such future investment commitments, the “SPAC Commitments”). See discussion under the header Special Purpose Acquisition Companies in Item 1 of Part I of this Annual Report and under Forward Purchases of Equity of Special Purpose Acquisition Companies in Item 7 of Part II of this Annual Report for further information on each of our investment commitments.
The SPAC Commitments represent a significant portion of the Company’s available working capital and total assets as of December 31, 2020. Our obligation to fund the SPAC Commitments could require the Company to forgo alternative investment opportunities which may arise in the near term. Additionally, while the Company currently has sufficient cash and liquid investments to fulfill our funding obligations, funding the SPAC Commitments could require the Company to raise additional funds through equity financing, liquidating certain of our current investments or by drawing on our available corporate debt facilities in the future. Despite our current financial position and capital resources, we cannot guarantee that the Company will be able to fulfill our obligations to fund the SPAC Commitments.
Furthermore, we cannot guarantee the success of our ultimate investments in Paysafe, Alight or the ultimate target of Trebia if our obligations to fund these entities pursuant to the SPAC Commitments are fulfilled. Neither our participation as investors in the sponsors and in the common stock of FTAC, FTAC II and Trebia nor the historical performance of our or our Manager’s other investments should be relied upon as an indication of the future performance or potential success of our investments in Paysafe, Alight or the ultimate target of Trebia. We can make no assurances that our investments in these entities upon consummation of their initial business combinations will be successful or that the value of the Company’s investments will appreciate.
Through the Company’s initial investments in the sponsors of FTAC, FTAC II and Trebia, and our forward purchase agreements with each, the Company will receive warrants representing the right to purchase common shares of each of Paysafe, Alight and the ultimate target of Trebia at an exercise price of $11.50 per share upon consummation of their initial business combinations. There is no guarantee that such warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
We expect to enter into similar forward purchase commitments with other SPACs in the near term. Accordingly, such commitments once legally consummated would also be subject to the aformentioned risks.

Our charter, bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporate Law ("DGCL"), could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our stockholders. For example, our charter and bylaws: (1) authorize the issuance of "blank check" preferred stock that could be issued by us upon approval of our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive; (2) provide that directors may be removed from office only for cause and that any vacancy on our board of directors may only be filled by a majority of our directors then in office, which may make it difficult for other stockholders to reconstitute our board of directors; (3) provide that special meetings of the stockholders may be called only upon the request of a majority of our board of directors or by our executive chairman, chief executive officer or president, as applicable; (4) require advance notice to be given by stockholders for any stockholder proposals or director nominees; (5) provide that directors are elected by a plurality of the votes cast by stockholders, which results in each director nominee elected by a plurality winning his or her seat upon receiving one "for" vote; and (6) provide that the board of directors is divided into three classes, as nearly equal in number as possible, with one class being elected at each annual meeting of stockholders, which could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Cannae.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of our company.
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have a material and adverse effect on our business in several respects: (1) the outbreak of a pandemic disease, like the novel coronavirus COVID-19, could have a material adverse effect on our liquidity, financial condition and the operating results of the Company and our underlying businesses due to its impact on the economy and financial markets; (2) the occurrence of any pandemic disease, natural disaster, terrorist attack or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our corporate operations; (3) the value of our investment portfolio may decrease if the securities in which we invest are negatively impacted by climate change, pandemic diseases, severe weather conditions and other catastrophic events.

Item 1B.     Unresolved Staff Comments
None.
Item 2.      Properties
Our corporate headquarters are located in Las Vegas, Nevada in owned facilities.
Restaurant Group. The Restaurant Group's headquarters are located in Nashville, Tennessee with other office locations in Woburn, Massachusetts. The majority of the restaurants are leased from third parties, and are located in 39 states throughout the United States. Substantially all of our Restaurant Group's revenues are generated in those states.
Corporate and Other. The Golf & Real Estate segment of Cannae RE owns a 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon and an 18-hole championship golf facility located in Rock Creek, Idaho.
Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion under Legal and Regulatory Contingencies in Note M. Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part I, Item 3.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock trades on The New York Stock Exchange under the trading symbol "CNNE".
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2020. We updated our peer group for the period ending December 31, 2020 from the group used for the period ending December 31, 2019 to include peers that better align with the size and externally-managed operating structure of the Company. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on November 20, 2017, the date on which shares of our common stock began trading.

	11/20/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cannae Holdings, Inc.	100.00	92.60	93.09	202.23	240.73
S&P 500	100.00	104.21	99.64	131.02	155.12
Peer Group (1)	100.00	105.94	88.08	126.33	169.09
Peer Group (2)	100.00	105.31	91.68	153.27	164.22
(1) Represents the peer group used for the year ending December 31, 2019 and consists of the following companies: Apollo Global Management, LLC, Ares Capital Corporation, BlackRock, Inc., The Blackstone Group L.P., The Carlyle Group L.P., Compass Diversified Holdings, Jefferies Financial Group Inc., KKR & Co. Inc., and Qurate Retail Inc.
(2) Represents the peer group used for the year ending December 31, 2020 and consists of the following companies: Apollo Investment Corporation, Compass Diversified Holdings, FS KKR Capital Corp. II, Golub Capital BDC, Inc., New Mountain Finance Corporation and Prospect Capital Corporation.

On January 29, 2021, the last reported sale price of our common stock on The New York Stock Exchange was $37.99 per share. We had approximately 4,785 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On September 19, 2019, our Board of Directors approved a new three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 510,109 shares of our common stock during the year ended December 31, 2020 for approximately $14.4 million in the aggregate, or an average of $28.31 per share. From the original commencement of the 2019 Repurchase Program through market close on December 31, 2020, we repurchased a total of 688,416 common shares for approximately $19.3 million in the aggregate, or an average of $28.06 per share.
The following table summarizes repurchases of equity securities by Cannae during the year ending December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/1/2020 - 3/31/2020	386,517	$27.94	386,517	4,435,176
4/1/2020 - 4/30/2020	123,592	$29.37	123,592	4,311,584
Total	510,109		510,109
(1)    On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we may purchase up to 5 million shares of our common stock through September 30, 2022.
(2)    As of the last day of the applicable month.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2020 presentation.
On January 27, 2020, Blue Ribbon began the Blue Ribbon Reorganization and we deconsolidated Blue Ribbon. On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Upon Blue Ribbon's emergence from bankruptcy, we acquired the assets and uncompromised liabilities of Legendary Baking and VIBSQ in exchange for $15.5 million of the outstanding balance under the DIP Loan with Blue Ribbon. Subsequent to Blue Ribbon's emergence from bankruptcy, we own 100% of the equity of VIBSQ and Legendary Baking. Our consolidated results of operations for the year ended December 31, 2020 include the consolidated results of operations of Blue Ribbon from January 1, 2020 through January 27, 2020 and of Legendary Baking and VIBSQ from October 2, 2020 through December 31, 2020.
On December 31, 2019, we completed the contribution of T-System Holdings, Inc. ("T-System") to Corrohealth. As a result, we reclassified the results of operations of T-System as discontinued operations for years ended December 31, 2019, 2018 and 2017 and for all quarterly periods within those years.
On June 6, 2017, we closed on the sale of Digital Insurance, Inc. ("OneDigital") for $560.0 million in an all-cash transaction. The operations of One Digital are included in discontinued operations for the years ended December 31, 2017 and 2016. We recognized a pre-tax gain of $276.0 million on the sale and $126.3 million in income tax expense, which are included in Net earnings from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2017.

Summary Balance Sheet Data:

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$724.7	$533.7	$315.7	$243.5	$141.7
Total assets	4,613.4	2,092.2	1,459.5	1,487.2	1,473.3
Notes payable, long term	52.2	120.1	42.2	12.7	93.3
Equity	3,785.2	1,529.8	1,199.7	1,153.1	1,009.8

Summary Statement of Operations Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share amounts)
Operating Data:
Operating revenue	$585.7	$1,070.0	$1,147.5	$1,156.6	$1,178.4
Expenses:
Operating Expenses:
Cost of restaurant revenues	524.3	912.8	991.3	991.0	984.1
Personnel costs	94.8	90.3	137.2	95.6	68.3
Depreciation and amortization	30.7	40.7	46.3	46.2	44.7
Other operating expenses, including asset impairments	116.6	133.4	91.8	101.3	83.5
Goodwill impairment	7.8	10.4	26.7	—	—
Total operating expenses	774.2	1,187.6	1,293.3	1,234.1	1,180.6
Operating loss	(188.5)	(117.6)	(145.8)	(77.5)	(2.2)
Total other income, net	2,370.4	355.5	168.4	3.2	7.4
Earnings (loss) before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	2,181.9	237.9	22.6	(74.3)	5.2
Income tax expense (benefit)	481.2	24.2	15.0	(14.2)	(10.4)
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	1,700.7	213.7	7.6	(60.1)	15.6
Equity in earnings (loss) of unconsolidated affiliates	59.1	(115.1)	(16.1)	3.4	(29.5)
Earnings (loss) from continuing operations, net of tax	1,759.8	98.6	(8.5)	(56.7)	(13.9)
(Loss) earnings from discontinued operations, net of tax	—	(51.8)	(2.1)	149.2	2.0
Net earnings (loss)	1,759.8	46.8	(10.6)	92.5	(11.9)
Less: Net (loss) earnings attributable to noncontrolling interests	(26.4)	(30.5)	(38.2)	(16.3)	0.5
Net earnings (loss) attributable to Cannae Holdings	$1,786.2	$77.3	$27.6	$108.8	$(12.4)

Per Share Data:
Basic
Net earnings (loss) from continuing operations attributable to Cannae Holdings common shareholders (1)	$20.84	$1.77	$0.42	$(0.57)	$(0.21)
Net (loss) earnings from discontinued operations attributable to Cannae Holdings common shareholders (1)	—	(0.70)	(0.03)	2.11	0.03
Net earnings (loss) per share attributable to Cannae Holdings common shareholders (1)	$20.84	$1.07	$0.39	$1.54	$(0.18)
Weighted average shares outstanding Cannae Holdings, basic basis (1)	85.7	72.2	71.2	70.6	70.6
Diluted
Net earnings (loss) from continuing operations attributable to Cannae Holdings common shareholders (1)	$20.79	$1.76	$0.42	$(0.57)	$(0.21)
Net (loss) earnings from discontinued operations attributable to Cannae Holdings common shareholders (1)	—	(0.69)	(0.03)	2.11	0.03
Net earnings (loss) per share attributable to Cannae Holdings common shareholders (1)	$20.79	$1.07	$0.39	$1.54	$(0.18)
Weighted average shares outstanding Cannae Holdings, diluted basis (1)	85.9	72.4	71.3	70.6	70.6
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—	$—
Book value per share Cannae Holdings (1)(2)	$41.28	$19.24	$16.61	$16.33	$14.30
______________________________________
(1)On November 17, 2017, the date of the consummation of the Split-Off, 70.6 million shares of our common stock were distributed to FNFV Group shareholders. For comparative purposes, the weighted average number of common shares outstanding and basic and diluted earnings per share for the year ended December 31, 2016 was calculated using the number of shares distributed as if those shares were issued and outstanding beginning January 1, 2016.
(2)Book value per share is calculated as total equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

Summary Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2020:
Operating revenue	$173.0	$102.6	$139.7	$170.4
Earnings before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	860.2	539.7	164.3	617.7
Net earnings	638.1	466.1	128.0	527.6
Less: Net loss attributable to noncontrolling interests	(9.6)	(9.2)	(3.9)	(3.7)
Net earnings attributable to Cannae Holdings	$647.7	$475.3	$131.9	$531.3
Per Share Data:
Basic
Basic earnings per share attributable to Cannae Holdings common shareholders	$8.19	$5.88	$1.44	$5.81
Diluted
Diluted earnings per share attributable to Cannae Holdings common shareholders	$8.17	$5.87	$1.44	$5.80
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—
2019:
Operating revenue	$262.3	$272.2	$257.0	$278.5
(Loss) earnings before income taxes, equity in losses of unconsolidated affiliates, and noncontrolling interest	(2.2)	49.6	67.5	123.0
(Loss) earnings from continuing operations, net of tax	(17.6)	21.4	44.1	50.7
Loss from discontinued operations, net of tax	(2.3)	(2.5)	(2.5)	(44.5)
Net (loss) earnings	(19.9)	18.9	41.6	6.2
Less: Net loss attributable to noncontrolling interests	(3.1)	(4.5)	(4.6)	(18.3)
Net (loss) earnings attributable to Cannae Holdings	$(16.8)	$23.4	$46.2	$24.5
Per Share Data:
Net (loss) earnings from continuing operations attributable to Cannae Holdings common shareholders	$(0.20)	$0.36	$0.69	$0.92
Net loss from discontinued operations attributable to Cannae Holdings common shareholders	$(0.04)	$(0.03)	$(0.04)	$(0.59)
Basic (loss) earnings per share attributable to Cannae Holdings common shareholders	$(0.24)	$0.33	$0.65	$0.33
Diluted
Net (loss) earnings from continuing operations attributable to Cannae Holdings common shareholders	$(0.20)	$0.36	$0.69	$0.91
Net loss from discontinued operations attributable to Cannae Holdings common shareholders	$(0.04)	$(0.03)	$(0.04)	$(0.58)
Diluted (loss) earnings per share attributable to Cannae Holdings common shareholders	$(0.24)	$0.33	$0.65	$0.33
Cash dividends paid per share Cannae Holdings common stock	$—	$—	$—	$—

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
For a description of our business, including descriptions of segments and recent business trends, see the discussion under Business in Item 1 of Part I of this Annual Report, which is incorporated by reference into this Part II, Item 7 of this Annual Report.
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
On July 6, 2020, we invested $200.0 million in the D&B Private Placement. Subsequent to the D&B IPO and the D&B Private Placement, we own 76.6 million shares of Dun & Bradstreet, which represented approximately 18.1% of its outstanding common stock as of December 31, 2020.
As a result of the D&B IPO, we recorded a net gain of $117.0 million (net of $2.3 million of before-tax losses reclassified from other comprehensive earnings) which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020.
Ceridian
During the year ended December 31, 2020, we completed the sale of an aggregate of 9.7 million shares of common stock of Ceridian (the "Ceridian Share Sales") to brokers pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. In connection with the Ceridian Share Sales, we received aggregate proceeds of $720.9 million. As of December 31, 2020, we owned approximately 9.5% of the outstanding common stock of Ceridian.
As of March 31, 2020 our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we account for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a non-cash gain on such revaluation of $684.9 million (net of $47.1 million of before-tax losses reclassified from other comprehensive earnings), which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020.
Restaurant Group
On January 27, 2020, Blue Ribbon and its wholly-owned subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware in connection with the Blue Ribbon Reorganization. The Blue Ribbon Reorganization does not involve or affect the operations of O’Charley’s or 99 Restaurants, which are not part of Blue Ribbon. As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020 because the bankruptcy court and committee of creditors were deemed to have control of Blue Ribbon.
We recorded a non-cash gain of $26.5 million on January 27, 2020 as a result of the deconsolidation of Blue Ribbon, which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020. The recorded gain was measured as the excess of the fair value of our retained equity investment in Blue Ribbon over our book value of Blue Ribbon as of January 27, 2020.
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
As a result of unprecedented social restrictions imposed by state and local government authorities related to the COVID-19 pandemic, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020. In response to the outbreak and these changing conditions, our Restaurant Group brands initially closed the dining rooms in substantially all of our restaurants. Due to increased uncertainty in the operating environment for restaurants and a significant reduction in forecasted cash flows for Blue Ribbon, we recorded an other-than-temporary impairment of our investment of $18.6 million as of March 31, 2020.
On July 10, 2020, Blue Ribbon filed its Chapter 11 Plan with the Bankruptcy Court.
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Upon Blue Ribbon's emergence from bankruptcy, we acquired the assets and uncompromised liabilities of Legendary Baking and VIBSQ in exchange for $15.5 million of the outstanding balance under the DIP Loan with Blue Ribbon. Subsequent to Blue Ribbon's emergence from bankruptcy, we own 100% of the equity of VIBSQ and Legendary Baking. Refer to Note I to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for our acquisition of VIBSQ and Legendary Baking upon their emergence from bankruptcy.
AmeriLife
On March 18, 2020, we closed on the previously announced $125.0 million investment in a partnership (the “AmeriLife Joint Venture”) that invested in the recapitalization of AmeriLife. Cannae and other investors provided an aggregate of $617.0 million in equity financing to the AmeriLife Joint Venture to acquire AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. We account for our investment in the AmeriLife Joint Venture under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of December 31, 2020.
CoreLogic
On December 12, 2019, we entered into the Senator JV with affiliates of Senator designed to provide a mechanism to allow us and Senator to jointly invest in CoreLogic. In December 2019, we initially contributed $90.9 million of cash in exchange for a 49.0% in the Senator JV and a deposit on hand. Affiliates of Senator are the general partner and hold the balance of the limited partnership interests of the Senator JV. In the year ended December 31, 2020, we invested an additional $201.2 million in the Senator JV. We account for our investment in the Senator JV under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of December 31, 2020.
During the year ended December 31, 2020, we received from the Senator JV a distribution of 2.3 million shares of common stock of CoreLogic and the Senator JV distributed $232.4 million of securities to other limited partners affiliated with Senator.
On June 26, 2020, Cannae and Senator submitted a jointly signed letter to CoreLogic’s board of directors pursuant to which Cannae and Senator proposed to acquire CoreLogic for $65.00 per share in cash. On July 7, 2020, CoreLogic announced that its board of directors unanimously rejected the proposal.
On July 29, 2020, Cannae and Senator sent an open letter to CoreLogic shareholders announcing that we initiated the process to call a special meeting of CoreLogic's shareholders to elect nine independent directors to the CoreLogic board of directors.
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
On October 30, 2020, we distributed the 2.3 million shares of CoreLogic previously held directly by us back to the Senator JV.
In November 2020 and December 2020, we received an aggregate of $198.6 million of distributions from the Senator JV resulting from the Senator JV's sales of CoreLogic shares.
Subsequent to December 31, 2020 through the date of this Annual Report, we have received distributions of $280.6 million from the Senator JV, the Senator JV has exited our investment in CoreLogic completely and we have no further material interest in the Senator JV.
Optimal Blue
On September 15, 2020, Black Knight closed on its acquisition of Optimal Blue, a leading provider of secondary market solutions and actionable data services. Cannae, in connection with the closing of the acquisition by Black Knight, funded its previously announced commitment to purchase 20% of the equity of Optimal Blue for $289.0 million. We account for our investment in Optimal Blue under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet as of December 31, 2020.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On May 8, 2020, we entered into the FTAC FPA with FTAC, a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. FTAC is co-sponsored by entities affiliated with the chairman of our Board of Directors, Bill Foley. Under the FTAC FPA, we will purchase an aggregate of 15,000,000 shares of FTAC’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC's Class A common stock at $11.50 per share for an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the closing of the FTAC Alight Business Combination. The forward purchase is contingent upon the closing of the FTAC Alight Business Combination.
On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA") with Trebia Acquisition Corp. (“Trebia”), a newly incorporated blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board of Directors, Bill Foley and Frank R. Martire, respectively. Under the Trebia FPA, we will purchase an aggregate of 7,500,000 Class A ordinary shares of Trebia, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share of Trebia at $11.50 per share for an aggregate purchase price of $75.0 million in a private placement to occur concurrently with the closing of the Trebia Initial Business Combination. The forward purchase is contingent upon the closing of the Trebia Initial Business Combination.
On July 31, 2020, we entered into the FTAC II FPA (together with the FTAC FPA and Trebia FPA, the "Forward Purchase Agreements") with FTAC II, a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. FTAC II is sponsored by an entity affiliated with the chairman of our Board of Directors, Bill Foley. Under the FTAC II FPA, we will purchase an aggregate of 15,000,000 shares of FTAC II’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC II's Class A common stock at $11.50 per share for an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the closing of the FTAC II Paysafe Merger. The forward purchase is contingent upon the closing of the FTAC II Paysafe Merger.
On December 7, 2020, FTAC II entered into a definitive agreement and plan of merger with Paysafe, a leading integrated payments platform in connection with the contemplated FTAC II Paysafe Merger. Upon closing of the FTAC II Paysafe Merger, the newly combined company will operate as Paysafe and plans to list on the New York Stock Exchange under the symbol PSFE. The FTAC II Paysafe Merger reflects an implied pro-forma enterprise value for Paysafe of approximately $9.0 billion. The FTAC II Paysafe Merger will be funded with the cash held in trust at FTAC II, forward purchase commitments, PIPE commitments and equity of Paysafe. Completion of the FTAC II Paysafe Merger is subject to approval by FTAC II stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the FTAC II Paysafe Merger, and other customary closing conditions, including the receipt of certain regulatory approvals. The FTAC II Paysafe Merger is expected to close in the first half of 2021.
In conjunction with the FTAC II Paysafe Merger, Cannae entered into the Paysafe Subscription Agreement to purchase 35,000,000 shares of Paysafe for $350.0 million as part of a subscription to the PIPE. Paysafe has agreed to pay us a placement fee of $5.6 million as consideration for our subscription. Upon consummation of the FTAC II Paysafe Merger, our aggregate investment in Paysafe is expected to be $504.7 million, inclusive of Cannae's investment commitments under the FTAC II FPA and Paysafe Subscription Agreement and our prior $4.7 million investment in the sponsor of FTAC II, and we are expected to receive 54,290,000 shares of common stock of Paysafe which represents approximately 7.5% of the pro forma outstanding common equity of Paysafe and 8,134,067 warrants to purchase one share of Paysafe common stock at $11.50 per share.
On January 25, 2021, FTAC entered into a business combination agreement with Alight, a leading cloud-based provider of integrated digital human capital and business solutions in connection with the contemplated FTAC Alight Business Combination. Under the terms of the FTAC Alight Business Combination, FTAC will combine with Alight and Alight will become a publicly traded entity under the name “Alight, Inc.” and symbol ALIT. The FTAC Alight Business Combination reflects an implied pro-forma enterprise value for Alight of approximately $7.3 billion at closing. The FTAC Alight Business Combination will be funded with the cash held in trust at FTAC, forward purchase commitments, PIPE commitments and equity of Alight. Completion of the FTAC Alight Business Combination is subject to approval by FTAC stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the FTAC Alight Business Combination, and other customary closing conditions of SPAC business combinations, including the receipt of certain regulatory approvals.

In conjunction with the FTAC Alight Business Combination, Cannae entered into the Alight Subscription Agreement to purchase 25,000,000 shares of Alight for $250.0 million as part of a subscription to the PIPE. Alight has agreed to pay us a placement fee of $6.3 million as consideration for our subscription. Upon consummation of the FTAC Alight Business Combination, our aggregate investment in Alight is expected to be $404.5 million, inclusive of Cannae's investment commitments under the FTAC FPA and Alight Subscription Agreement and our previous $4.5 million investment in a sponsor of FTAC, and we are expected to receive 44,639,500 shares of common stock of Alight which represents approximately 8.6% of the pro forma outstanding common equity of Alight and 8,026,666 warrants to purchase one share of Alight common stock at $11.50 per share.
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
Related Party Transactions
Our financial statements for all years presented reflect transactions with FNF and our Manager. See Note R to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. See Note A to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for discussion our significant accounting policies.
The accounting policies and estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
Investments in unconsolidated affiliates. Investments in unconsolidated affiliates are recorded using the equity method of accounting. If an investor does not possess a controlling financial interest over an investee but has the ability to exercise significant influence over the investee’s operating and financial policies, the investor must account for such an investment under the equity method of accounting. For investments in common stock or in-substance common stock of an investee, which an investor does not control, the general but rebuttable presumption exists that an ownership of greater than 20% of the outstanding equity of an investee indicates the investor has significant influence. For investments in partnerships and similar entities for which an investor does not control, equity method of accounting for the investment is generally required unless the investor's interest is so minor that the investor has virtually no influence.
In the ordinary course of our business, we make investments in companies that provide us with varying degrees of control and influence over the underlying investees through our level of ownership of the outstanding equity of the investee, participation in management of the investee, participation on the board of directors of investees, and/or legal agreements with other investors with control implications. As a result, our analysis of the appropriate accounting for our portfolio companies often requires judgment regarding the level of control, significant influence or lack thereof the Company has over each investee. If we are required to account at fair value for certain of our portfolio companies in which we have concluded the Company has significant influence resulting in the application of the equity method of accounting, the impact of such change could significantly impact the Company's Consolidated Financial Statements.
As of March 31, 2020 our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we account for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of ASC 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million (net of $47.1 million of before-tax losses reclassified from other comprehensive earnings) which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020.
As of December 31, 2020, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our investment under the equity method because we continue to exert significant influence through our 18.1%

ownership, because certain of our senior management and directors serve on Dun & Bradstreet's board of directors, and because we are party to an agreement with other of its equity sponsors, which collectively own greater than 50% of the outstanding voting equity of Dun & Bradstreet, pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
As of December 31, 2020, the book value of our investment in D&B accounted for under the equity method of accounting is $653.2 million. Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was approximately $1.9 billion as of December 31, 2020.
Valuation of investments. The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. Estimates that utilize unobservable inputs are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data.
The fair value hierarchy established by the accounting standards on fair value measurements includes three levels, which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
Forward Purchase Agreements	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total assets	$1,493.4	$—	$340.9	$1,834.3

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$19.2	$19.2
Total	$—	$—	$19.2	$19.2
The Forward Purchase Agreements and the Paysafe Subscription Agreement are accounted for at fair value pursuant to ASC 321. We utilized a Monte Carlo Simulation in determining the fair value of these agreements, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The values of the agreements are then calculated as the difference between the future simulated price and the fixed purchase prices for the underlying securities to be purchased pursuant to the Forward Purchase Agreements and the Paysafe Subscription Agreement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreements and Paysafe Subscription Agreement is the probability of consummation of the FTAC Initial Business Combination, Trebia Initial Business Combination and FTAC II Initial Business Combination. The probabilities assigned to the consummation of each of the FTAC Initial Business Combination and the Trebia Initial Business Combination was 90% and the probability assigned to the consummation of the FTAC II Initial Business Combination was 95%. Determination of such probabilities is based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the sponsors of FTAC, FTAC II and Trebia's track record for consummating similar transactions. The FTAC II Paysafe Merger was also considered in our determination of the probability of the FTAC II Initial Business Combination.
Our Level 3 fair value measurement for our fixed maturity securities are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 7.3% to 17.5% and had a weighted average of 12.1% as of December 31, 2020. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of December 31, 2020, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis.

	Corporate debt	Forward Purchase	Paysafe Subscription
	securities	Agreements	Agreement	Total
Fair value, December 31, 2018	$17.8	$—	$—	$17.8
Paid-in-kind dividends (1)	0.2	—	—	0.2
Impairment (2)	(0.4)	—	—	(0.4)
Net valuation gain included in other comprehensive earnings (3)	1.6	—	—	1.6
Fair value, December 31, 2019	$19.2	$—	$—	$19.2
Paid-in-kind dividends (1)	1.3	—	—	1.3
Net valuation gain included in earnings (2)	—	136.1	169.6	305.7
Net valuation gain included in other comprehensive earnings (3)	14.7	—	—	14.7
Fair value, December 31, 2020	$35.2	$136.1	$169.6	$340.9
______________________________________
(1) Included in Interest and investment income on the Consolidated Statements of Operations
(2) Included in Recognized gains and losses, net on the Consolidated Statements of Operations
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated Statements of Comprehensive Earnings
Blue Ribbon Reorganization
During the Blue Ribbon Reorganization, we accounted for our retained equity interest in Blue Ribbon under the equity method of accounting. In conjunction with our accounting for our investment in Blue Ribbon under the equity method of accounting, we initially recorded our investment as of January 27, 2020 at fair value. Due to deteriorating operating results and cash flows resulting from declining same store sales, increased costs, and the impact of COVID-19, we also performed impairment tests quarterly by determining the fair value of our interest in Blue Ribbon during the Blue Ribbon Reorganization. Upon emergence and our acquisition of Legendary Baking and VIBSQ out of bankruptcy, we again determined the fair value of our interest in conjunction with our purchase accounting. Refer to Note I to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for discussion our purchase accounting for Legendary Baking and VIBSQ.
To determine the fair value of our interest in Blue Ribbon, Legendary Baking or VIBSQ, we used a combination of discounted cash flow analyses and market approaches. Our discounted cash flow projections include assumptions for growth rates for revenues, costs and earnings, which are based on various long-range financial and operational plans of each reporting unit. Additionally, discount rates used in our analysis are based on weighted-average cost of capital, driven by comparable public companies, the prevailing interest rates, credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions. Changes in these significant management assumptions and estimates could have a significant impact on the determination of the fair values of Blue Ribbon and the reorganized companies.
Valuation of Goodwill. Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist that will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.
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
For the year ended December 31, 2020, we recorded $7.8 million of impairment to goodwill in our Restaurant Group segment. The impairment charge is a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs at O'Charley's. The impairment recorded was calculated as the deficit between the carrying value of our O'Charley's reporting unit of our Restaurant Group compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
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
Impairment to goodwill in our former T-System segment is included in Net loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019. See Note N to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
Trademarks and tradenames were generally considered intangible assets with indefinite lives and reviewed for impairment at least annually. In conjunction with our annual testing for impairment of tradenames during the fourth quarter of 2020 and in light of the deteriorating operating environment for restaurants, we changed our estimate of the useful lives of our tradenames for all of our restaurant brands from indefinite to 15 years. The impact of such change on the Company's consolidated income is not considered material.
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
We recorded $11.8 million of impairment expense related to the O'Charley's tradename within our Restaurant Group in the year ended December 31, 2020. We recorded $17.1 million of impairment expense related to the Village Inn and Bakers square tradenames within our Restaurant Group in the year ended December 31, 2019. We recorded $5.8 million of impairment expense related to a tradename and an abandoned software project in our Restaurant Group in the year ended December 31, 2018. The impairments are recorded within Other operating expenses on our Consolidated Statement of Operations for the years then ended.
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
Refer to Note L to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for income taxes.
Certain Factors Affecting Comparability
Year ended December 31, 2020. On January 27, 2020, Blue Ribbon began the Blue Ribbon Reorganization and we deconsolidated Blue Ribbon. On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Upon Blue Ribbon's emergence from bankruptcy, we acquired the assets and uncompromised liabilities of Legendary Baking and VIBSQ in exchange for $15.5 million of the outstanding balance under the DIP Loan with Blue Ribbon. Subsequent to Blue Ribbon's emergence from bankruptcy, we own 100% of the equity of VIBSQ and Legendary Baking. Our consolidated results of operations for the year ended December 31, 2020 include the consolidated results of operations of Blue Ribbon from January 1, 2020 through January 27, 2020 and of Legendary Baking and VIBSQ from October 2, 2020 through December 31, 2020.
Year ended December 31, 2019. On December 31, 2019, we completed the contribution of T-System to Corrohealth. As a result of the contribution, we reclassified the results of operations of T-System to discontinued operations for the years ended December 31, 2019 and 2018 in our Consolidated Statements of Operations.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Restaurant revenue	$559.7	$1,043.3	$1,117.8
Other operating revenue	26.0	26.7	29.7
Total operating revenues	585.7	1,070.0	1,147.5
Operating expenses:
Cost of restaurant revenue	524.3	912.8	991.3
Personnel costs	94.8	90.3	137.2
Depreciation and amortization	30.7	40.7	46.3
Other operating expenses, including asset impairments	116.6	133.4	91.8
Goodwill impairment	7.8	10.4	26.7
Total operating expenses	774.2	1,187.6	1,293.3
Operating loss	(188.5)	(117.6)	(145.8)
Other income (expense):
Interest, investment and other income	17.2	15.6	6.3
Interest expense	(9.0)	(17.8)	(4.7)
Recognized gains and losses, net	2,362.2	357.7	166.8
Total other income	2,370.4	355.5	168.4
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	2,181.9	237.9	22.6
Income tax expense	481.2	24.2	15.0
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	1,700.7	213.7	7.6
Equity in earnings (losses) of unconsolidated affiliates	59.1	(115.1)	(16.1)
Earnings (loss) from continuing operations	1,759.8	98.6	(8.5)
Net loss from discontinued operations, net of tax	—	(51.8)	(2.1)
Net earnings (loss)	1,759.8	46.8	(10.6)
Less: Net loss attributable to non-controlling interests	(26.4)	(30.5)	(38.2)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$1,786.2	$77.3	$27.6
Revenues
Total revenue in 2020 decreased $484.3 million compared to 2019, primarily driven by a decline in revenue in the Restaurant Group segment. Total revenue in 2019 decreased $77.5 million compared to 2018, primarily driven by a decline in revenue in our Restaurant Group segment.
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
Income tax expense on continuing operations was $481.2 million, $24.2 million, and $15.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. The effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 22.1%, 10.2%, and 66.4%, respectively. The increase in the effective tax rate in 2020 from 2019 is primarily attributable to the decreased impact of earnings from unconsolidated affiliates on pretax income. The increase in the effective tax rate in 2019 from 2018 is primarily attributable to the decreased impact of non-deductible executive compensation on pretax income. Additionally, the impact of the non-controlling interests, permanent items, and tax credits on pretax income was greater in 2018 than the impact of those same items on pretax earnings and losses in 2019. The fluctuation in income tax benefit as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Other
Recognized gains and losses, net totaled $2,362.2 million, $357.7 million, and $166.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The net recognized gain for the year ended December 31, 2020 is primarily attributable to gains on equity securities, a gain of $223.1 million on the sale of a portion of our investment in Ceridian in February 2020 and a gain of $117.0 million recorded in conjunction with the D&B IPO. See Note D to our Consolidated Financial Statements included in Item 8 of this Annual Report for further details on gains recognized on equity securities. The $223.1 million gain on sale of Ceridian in February 2020 occurred prior to our change in accounting for our investment in Ceridian as an equity security at fair value in March 2020. The net recognized gain for the year ended December 31, 2019 is primarily attributable to $342.1 million of gains on sales of Ceridian shares and $3.9 million of gains on sales of property in the Restaurant Group. The net recognized gain for the year ended December 31, 2018 is primarily attributable to a $92.6 million gain on the sale of Ceridian shares in the fourth quarter of 2018, $63.2 million of recognized gains associated with Ceridian's initial public offering and a gain of $24.0 million on the sale of LifeWorks, partially offset by impairment losses of $12.5 million recognized on fixed maturity securities in the 2018 period.
Equity in earnings (losses) of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Dun & Bradstreet	$(46.8)	$(132.8)	$—
Ceridian (1)	1.5	16.4	(20.5)
Optimal Blue	(9.4)	—	—
AmeriLife	(4.0)	—	—
Other	117.8	1.3	4.4
Total	$59.1	$(115.1)	$(16.1)
_____________________________________
(1) The amount for the year ended December 31, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.
Net Earnings
Net earnings attributable to Cannae increased $1,708.9 million in the year ended December 31, 2020, compared to 2019. Total net earnings attributable to Cannae increased $49.7 million in the year ended December 31, 2019, compared to 2018.
The change in net earnings is attributable to the factors discussed above and net earnings from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Restaurant revenue	$559.7	$1,043.3	$1,117.8
Operating expenses:
Cost of restaurant revenue	524.3	912.8	991.3
Personnel costs	31.2	52.1	47.3
Depreciation and amortization	27.7	38.5	44.9
Other operating expenses, including asset impairments	53.1	108.9	86.3
Goodwill impairment	7.8	10.4	26.7
Total operating expenses	644.1	1,122.7	1,196.5
Operating loss	(84.4)	(79.4)	(78.7)
Other expense:
Interest expense	(8.6)	(5.4)	(16.0)
Recognized gains and losses, net	7.5	3.9	(2.1)
Total other expense	(1.1)	(1.5)	(18.1)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(85.5)	(80.9)	(96.8)
Total revenues for the Restaurant Group segment decreased $483.6 million, or 46.4%, in the year ended December 31, 2020 from 2019. The decrease was primarily driven by: (1) decreased revenue related to the Blue Ribbon Reorganization, which resulted in the deconsolidation of Blue Ribbon for the period from January 27, 2020 through October 2, 2020, (2) the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn and Bakers Square concepts subsequent to December 31, 2019 and (3) a decrease in comparable store sales driven by social restrictions imposed by state and local governments in connection with COVID-19 in March 2020, which resulted in the closing of dining rooms for substantially all of our restaurants from late March 2020 and into May 2020. The decrease was partially offset by an overall increase in the average guest check in the year ended December 31, 2020 compared to 2019. Total revenues for the Restaurant Group segment decreased $74.5 million, or 6.7%, in the year ended December 31, 2019 from 2018. The decrease was primarily driven by decreased revenue related to the closing or sale of 48 company-owned restaurants primarily associated with our O'Charley's, Village Inn and Bakers Square concepts in the year ended December 31, 2019 and to a lesser extent a decrease in comparable store sales. The decrease was partially offset by increases in the average guest check.
Revenue of $183.4 million is recorded in the year ended December 31, 2019 associated with stores across all brands that closed subsequent to December 31, 2019. Revenue associated with our Blue Ribbon brands was $312.5 million and $347.7 million, respectively, in the years ended December 31, 2019 and 2018. Revenue recorded for Blue Ribbon, Legendary Baking and VIBSQ in the year ended December 31, 2020 was $53.1 million and represents Blue Ribbon's revenue for the period from January 1, 2020 through January 27, 2020, the date of Blue Ribbon's filing for bankruptcy, and Legendary Baking and VIBSQ's revenue for the period from October 2, 2020 through December 31, 2020.
Our Restaurant Group ended the years December 31, 2020 and 2019 with 34 and 130 Village Inn and Bakers Square company-owned stores, respectively. The decrease primarily relates to stores closed in conjunction with the Blue Ribbon Reorganization as well as 38 Village Inn stores which were converted from company-owned locations to franchises.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed (32.8)%, (0.4)% and 2.6% in the years ended December 31, 2020, 2019 and 2018, respectively, from the prior fiscal years. The decrease in 2020 is primarily attributable to lower guest counts resulting from COVID-19. The decrease in 2019 is primarily attributable to lower guest counts partially offset by an increase in the average guest check. Comparable store sales for our

O'Charley's brand decreased 22.5%, 2.5% and 2.9% in the years ended December 31, 2020, 2019 and 2018, respectively, from the prior fiscal years. The decrease in 2020 is primarily attributable to lower guest counts resulting from COVID-19. The decrease in 2019 and 2018 from the previous year is primarily attributable to decreased guest counts partially offset by an increase in the average guest check.
Cost of restaurant revenue decreased $388.5 million, or 42.6%, in the year ended December 31, 2020 from 2019. Cost of restaurant revenue decreased $78.5 million, or 7.9%, in the year ended December 31, 2019 from 2018. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 93.7%, 87.5%, and 88.7% in the years ended December 31, 2020, 2019 and 2018, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in 2020 compared to 2019 is primarily attributable to the impact of unavoidable costs on the substantial decrease in revenue discussed above. The decrease in cost of restaurant revenue as a percentage of restaurant revenues in 2019 compared to 2018 was primarily driven by the closure of underperforming stores with lower margins and higher operating expenses in 2019.
Personnel costs decreased by $20.9 million, or 40.1%, in the year ended December 31, 2020 from 2019. The decrease is primarily attributable to the Blue Ribbon Reorganization.
Other operating expenses decreased by $55.8 million, or 51.2%, in the year ended December 31, 2020 from 2019. The decrease is primarily attributable to the Blue Ribbon Reorganization. Other operating expenses increased by $22.6 million, or 26.2%, in the year ended December 31, 2019 from 2018. The increase is primarily attributable to impairments of other intangible assets and lease assets.
See Note A to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of goodwill impairments in our Restaurant Group.
Loss from continuing operations before income taxes decreased $4.6 million in the year ended December 31, 2020 from 2019. Loss from continuing operations before income taxes increased $15.9 million in the year ended December 31, 2019 from 2018. The change in losses is primarily attributable to the factors discussed above.
Dun & Bradstreet
We own an approximate 18.1% interest in Dun & Bradstreet and account for our investment in D&B under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet and Star Parent, L.P. ("Star Parent"), the former parent of D&B through which the Company was invested prior to the D&B IPO, for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.
We acquired our initial interest in Star Parent on February 8, 2019. The results of operations for the year ended December 31, 2019 presented below represent Star Parent's results of operations subsequent to our acquisition.

	December 31, 2020	December 31, 2019
	(In millions)
Total current assets	$874.0	$417.9
Goodwill and other intangible assets, net	7,668.2	8,091.5
Other noncurrent assets	677.2	603.4
Total assets	$9,219.4	$9,112.8

Current liabilities	$825.3	$1,090.4
Long-term debt	3,255.8	3,818.9
Other non-current liabilities	1,560.6	1,594.0
Total liabilities	5,641.7	6,503.3
Preferred equity	—	1,030.6
Total equity	3,577.7	1,578.9
Total liabilities and equity	$9,219.4	$9,112.8

	Year ended December 31, 2020	Year ended December 31, 2019
	(In millions)
Total revenues	$1,738.1	$1,413.9
Loss before income taxes	(219.3)	(540.0)
Net loss	(106.5)	(425.8)
Dividends attributable to preferred equity and noncontrolling interest expense	(69.1)	(120.5)
Net loss attributable to Dun & Bradstreet	(175.6)	(546.3)
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
Summarized financial information for Optimal Blue for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Statements of Operations is presented below. Our net earnings for the year ended December 31, 2020 include our equity in the Optimal Blue's losses for the period from September 15, 2020, the date we made our investment in Optimal Blue, through December 31, 2020.

December 31, 2020
(In millions)
Total current assets	$38.0
Goodwill and other intangible assets, net	1,831.3
Other assets	100.1
Total assets	$1,969.4

Current liabilities	$28.9
Long-term debt	493.0
Other non-current liabilities	105.0
Total liabilities	626.9
Redeemable member's interest	578.0
Additional paid-in capital	813.0
Retained deficit	(48.5)
Total redeemable member's interest and equity	1,342.5
Total liabilities, redeemable member's interest and equity	$1,969.4

Year ended December 31, 2020
(In millions)
Total revenues	$45.4
Operating loss	(38.1)
Net loss	(45.9)

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Other operating revenue	$26.0	$26.7	$29.7
Operating expenses:
Personnel costs	63.6	38.2	89.9
Depreciation and amortization	3.0	2.2	1.4
Other operating expenses	63.5	24.5	5.5
Total operating expenses	130.1	64.9	96.8
Operating loss	(104.1)	(38.2)	(67.1)
Other income (expense):
Interest, investment and other income	17.2	15.6	6.3
Interest (expense) income	(0.4)	(12.4)	11.3
Recognized gains and losses, net	2,354.7	353.8	168.9
Total other income	2,371.5	357.0	186.5
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	2,267.4	318.8	119.4
Personnel costs increased $25.4 million, or 66.5%, in the year ended December 31, 2020 compared to 2019, and decreased $51.7 million, or 57.5%, in the year ended December 31, 2019 compared to 2018. The change in both periods is primarily driven by a change in investment success bonuses paid related to investment monetization events.
Other operating expenses increased $39.0 million, or 159.2%, in the year ended December 31, 2020 compared to 2019 and increased $19.0 million in the year ended December 31, 2019 compared to 2018. The increase in 2020 from 2019 is primarily attributable to $20.8 million of management fee expenses and $11.3 million of carried interest on distributions from the Senator JV and sales of other investments incurred with our Manager. The increase in 2019 from 2018 is primarily attributable to the inclusion of a $14.8 million elimination of intercompany fees charged to the Restaurant Group in 2018.
Interest and investment income increased $9.3 million, or 147.6%, in the year ended December 31, 2019 compared to 2018. The increase was primarily attributable to $9.1 million of syndication fees earned in relation to our organization of investors for the D&B Acquisition.
Interest expense decreased $12.0 million in the year ended December 31, 2020 from 2019. The decrease was attributable to the decrease in corporate debt. Interest expense in the year ended December 31, 2019 consists primarily of interest on our corporate debt instruments. See Note K to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt. Interest expense in the year ended December 31, 2018 consists primarily of eliminations of previously outstanding intercompany debt with our Restaurant Group and T-System.
The net recognized gain for the year ended December 31, 2020 is primarily attributable to gains on equity securities, a gain of $223.1 million on the sale of a portion of our investment in Ceridian in February 2020 and a gain of $117.0 million recorded in conjunction with the D&B IPO. See Note D to our Consolidated Financial Statements included in Item 8 of this Annual Report for further details on gains recognized on equity securities. The $223.1 million gain on sale of Ceridian in February 2020 occurred prior to our change in accounting for our investment in Ceridian as an equity security at fair value in March 2020. Net recognized gains for the year ended December 31, 2019 is primarily attributable to $342.1 million of gains on sales of Ceridian shares. Net recognized gain for the year ended December 31, 2018 is primarily attributable to a $92.6 million gain on the sale of Ceridian shares in the fourth quarter of 2018, $63.2 million of recognized gains associated with Ceridian's initial public offering and the gain of $24.0 million on the sale of LifeWorks, partially offset by impairment losses of $12.5 million recognized on fixed maturity securities in 2018.

Discontinued Operations
As a result of the T-System Contribution, the financial results of T-System have been reclassified to discontinued operations. See Note N to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details on amounts included in discontinued operations for the periods ended December 31, 2019 and 2018.
Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include the SPAC Commitments, personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of December 31, 2020, we had cash and cash equivalents of $724.7 million, of which $666.0 million was cash held by the corporate holding company, and $200.0 million of available borrowing capacity under our existing holding company credit facilities with the ability to add an additional $400.0 million of borrowing capacity by amending our 2020 Margin Facility.
Subsequent to December 31, 2020 through the date of this Annual Report, we have received distributions of $280.6 million from the Senator JV. As of February 24, 2020, our corporate holding company had cash of $951.3 million.
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
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, funding future investments, other strategic initiatives and/or conserving cash.
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2020, 2019, and 2018 were $113.9 million, $84.2 million and $22.9 million, respectively. The increase in cash used in operations of $29.7 million from 2020 to 2019 is primarily attributable to increased payments for income taxes of $59.0 million and increased losses in our Restaurant Group, excluding non-cash impairments, partially offset by a decrease in operating lease payments of $21.3 million. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable. The decrease in cash provided by operations of $61.3 million from 2019 to 2018 is primarily attributable to the cash outflow related to amounts previously on deposit with the Senator JV. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the years ended December 31, 2020, 2019, and 2018 were $(74.2) million, $(24.2) million and $186.7 million, respectively. The decrease in cash provided by investing activities of $50.0 million from 2020 to 2019 is primarily attributable to an increase in investments in unconsolidated investments, including our investments in AmeriLife, Optimal Blue and the D&B Private Placement, and funding of the DIP Loan, partially offset by an increase in proceeds from sales of Ceridian stock in 2020 compared to 2019. The decrease in cash provided by (increase in cash used in) investing activities of $210.9 million from 2019 to 2018 is primarily attributable to our initial investment in D&B, partially offset by proceeds from sales of Ceridian shares and net sales of short term investments.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $22.3 million, $28.3 million and $15.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Capital expenditures in 2020 and 2019 primarily consisted of purchases of property and equipment in our Restaurant Group segment and property improvements at our real estate operations. Expenditures in 2020 also includes the Company's purchase of our corporate headquarters for $9.3 million. The increase in expenditures in 2019 compared to 2018 is reflective of an increase in expenditures in our real estate operations, capital expenditures for new stores and maintenance at 99 Restaurants and store maintenance expenditures at O'Charley's, partially offset by a decrease in capital expenditures at Blue Ribbon.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the years ended December 31, 2020, 2019, and 2018 were $379.1 million, $319.1 million and $(86.4) million, respectively. The increase in cash provided by financing activities of $60.0 million from 2020 compared to 2019 is primarily attributable to $455.0 million of net proceeds from the Offering compared to $236.0 million from our 2019 equity offering, partially offset by a net decrease in debt proceeds net of service payments of $140.1 million in 2020 compared to 2019, and a $9.5 million increase in cash paid for purchases of

Treasury stock in 2020 compared to 2019. The increase in cash provided by (decrease in cash used in) financing activities of $405.5 million from 2019 compared to 2018 is primarily attributable to proceeds from our registered offering of shares of our common stock in December 2019 and an increase in net borrowings (net of repayments) in 2019.
Financing Arrangements. In our Restaurant Group, financing arrangements are used both as part of its companies' overall capitalization structure as well as to fund purchases of seasonal inventory in advance of sales. For a description of our historical financing arrangements see Note K to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, lease payments on certain of our premises and equipment and purchase obligations of the Restaurant Group.
See Note B to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our leasing arrangements.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $1,613.5 million as of December 31, 2020.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2020 to determine the amount of the obligations.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations that are accounted for as failed sale and leaseback transactions.
     As of December 31, 2020, our required annual payments relating to these contractual obligations were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total

Unconditional purchase obligations	$99.2	$13.3	$7.8	$7.1	$5.9	$6.8	$140.1
Operating lease payments	40.7	39.2	35.4	26.5	23.0	151.0	315.8
Notes payable	12.5	6.9	33.3	0.8	0.8	11.0	65.3
Management fees payable to Manager	23.7	23.7	23.7	23.7	19.8	—	114.6
Restaurant Group financing obligations	3.3	3.4	3.4	3.4	3.5	24.2	41.2
Total	$179.4	$86.5	$103.6	$61.5	$53.0	$193.0	$677.0
Capital Stock Transactions. For information on our 2019 Repurchase Program, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
Equity Price Risk
We are exposed to market price fluctuations associated with the Company's equity securities holdings. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2020, we held $1,799.1 million in equity securities which are recorded at fair value. The carrying values of investments subject to equity price risks are directly derived from, or valued in part using, quoted market prices. See Note C to our Consolidated Financial Statements for further discussion of our fair value measurements for equity securities. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our equity securities. At December 31, 2020, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $359.8 million.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to a change in accounting principle for leases due to the adoption of FASB ASC 842, Leases, on January 1, 2019.

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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Acquisitions — Refer to Note I to the financial statements
Critical Audit Matter Description
On January 27, 2020, American Blue Ribbon Holdings, LLC ("Blue Ribbon") and its wholly-owned subsidiaries, which own the Village Inn, Bakers Square, and Legendary Baking concepts, filed for Chapter 11 bankruptcy (the "Blue Ribbon Reorganization"). As a result of the Blue Ribbon Reorganization, the Company deconsolidated Blue Ribbon as of January 27, 2020, which resulted in a deconsolidation gain of $26.5 million.
During the Blue Ribbon Reorganization, the Company accounted for their equity interest in Blue Ribbon under the equity method of accounting and as a result of the unprecedented social restrictions imposed by state and local governments related to the novel coronavirus (“COVID-19") pandemic the Company recorded an other-than-temporary impairment of $18.6 million as of March 31, 2020.

On July 10, 2020, Blue Ribbon filed its Chapter 11 plan with the U.S. Bankruptcy Court which became effective on October 2, 2020. Subsequent to Blue Ribbon’s emergence from bankruptcy, the Company received 100% of the equity of the reorganized companies, VIBSQ Holdco, LLC and Legendary Baking I, LLC, in exchange for consideration transferred of $49.2 million that included the fair value of the Company’s equity method investment in Blue Ribbon and the notes receivable from Blue Ribbon of $15.2 million and $34.0 million, respectively. The consideration transferred was allocated to the net assets acquired of $52.1 million, and the Company recorded a bargain purchase gain of $2.9 million.
The deconsolidation and the related evaluation of the loss of control and the application of the equity method of accounting for the Company’s equity interest in Blue Ribbon required significant accounting judgments. Additionally, the Company determined the fair value of Blue Ribbon in connection with the deconsolidation and the other-than-temporary impairment and the fair value of the reorganized companies and the related consideration transferred at emergence using a combination of discounted cash flow analyses and market approaches. The determination of the fair value of Blue Ribbon and the reorganized companies involved significant management assumptions and estimates related to forecasts of future growth rates for revenues, costs, and earnings (collectively the “forecasts”) and the selection of discount rates and earnings multiples due to deteriorating operating results and cash flows resulting from declining same store sales, increased costs, and the impact of COVID-19. Changes in these significant management assumptions and estimates could have a significant impact on the determination of the fair values of Blue Ribbon and the reorganized companies.
Therefore, auditing management’s deconsolidation accounting judgments as well as the forecasts and the selection of discount rates and earnings multiples used to determine the fair value of Blue Ribbon and the reorganized companies, involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accounting judgments related to the deconsolidation of Blue Ribbon and the forecasts, discount rates, and earnings multiples used to determine the fair value of Blue Ribbon and the reorganized companies, included the following:
•We tested the effectiveness of the Company’s internal controls over management’s accounting judgments and the forecasts, discount rates, and earnings multiples for determining the fair value of Blue Ribbon and the reorganized companies.
•With the assistance of specialists in our firm having expertise in deconsolidation accounting, we evaluated management’s accounting judgments related to the deconsolidation of Blue Ribbon under accounting principles generally accepted in the United States of America.
•We evaluated the reasonableness of management’s forecasts by: (1) evaluating management’s ability to accurately forecast by comparing the forecasts to historical results; (2) evaluating evidence for assumptions and estimates related to management’s planned operational initiatives, the effects of the Blue Ribbon Reorganization, and the impact of COVID-19 that were incorporated into the forecasts; (3) corroborating assumptions and estimates with management’s communications to the Board of Directors; and (4) comparing forecast assumptions and estimates with information included in Company press releases, analyst reports of the Company and companies in its peer group, and restaurant industry reports.
•With the assistance of our valuation specialists, we evaluated the discount rates and earnings multiples selected by management including assessing the impact of the uncertainty in management’s forecast due to deteriorating operating results and cash flows on these valuation assumptions, testing the underlying market-based source information and the mathematical accuracy of the valuation assumptions, and developing a range of independent valuation assumptions and comparing those to the discount rates and earnings multiples valuation assumptions and estimates selected by management.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 25, 2021

We have served as the Company’s auditor since 2017.

CANNAE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$724.7	$533.7
Fixed maturity securities available for sale, at fair value	35.2	—
Other current assets	84.3	97.2
Total current assets	844.2	630.9
Equity securities, at fair value	1,799.1	—
Investments in unconsolidated affiliates	1,453.0	836.5
Lease assets	202.3	192.9
Property and equipment, net	145.8	162.6
Other intangible assets, net	51.8	63.1
Goodwill	53.4	66.1
Fixed maturity securities available for sale, at fair value	—	19.2
Deferred tax assets	—	54.5
Other long term investments and noncurrent assets	63.8	66.4
Total assets	$4,613.4	$2,092.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$93.2	$86.4
Lease liabilities, current	26.2	41.5
Income taxes payable	47.4	37.4
Deferred revenue	23.9	26.4
Notes payable, current	11.3	7.0
Total current liabilities	202.0	198.7
Deferred tax liabilities	325.3	—
Lease liabilities, long-term	195.6	199.7
Notes payable, long-term	52.2	120.1
Accounts payable and other accrued liabilities, long-term	53.1	43.9
Total liabilities	828.2	562.4
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2020 and December 31, 2019; issued of 92,391,965 and 79,727,972 shares as of December 31, 2020 and December 31, 2019, respectively; and outstanding of 91,651,257 and 79,516,833 shares as of December 31, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2020 and December 31, 2019	—	—
Retained earnings	1,929.8	143.6
Additional paid-in capital	1,875.8	1,396.7
Less: Treasury stock, 740,708 and 211,139 shares as of December 31, 2020 and December 31, 2019, respectively, at cost	(21.1)	(5.9)
Accumulated other comprehensive loss	(4.9)	(45.9)
Total Cannae shareholders' equity	3,779.6	1,488.5
Noncontrolling interests	5.6	41.3
Total equity	3,785.2	1,529.8
Total liabilities and equity	$4,613.4	$2,092.2

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Restaurant revenue	$559.7	$1,043.3	$1,117.8
Other operating revenue	26.0	26.7	29.7
Total operating revenues	585.7	1,070.0	1,147.5
Operating expenses:
Cost of restaurant revenue	524.3	912.8	991.3
Personnel costs	94.8	90.3	137.2
Depreciation and amortization	30.7	40.7	46.3
Other operating expenses, including asset impairments	116.6	133.4	91.8
Goodwill impairment	7.8	10.4	26.7
Total operating expenses	774.2	1,187.6	1,293.3
Operating loss	(188.5)	(117.6)	(145.8)
Other income (expense):
Interest, investment and other income	17.2	15.6	6.3
Interest expense	(9.0)	(17.8)	(4.7)
Recognized gains and losses, net	2,362.2	357.7	166.8
Total other income	2,370.4	355.5	168.4
Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	2,181.9	237.9	22.6
Income tax expense	481.2	24.2	15.0
Earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	1,700.7	213.7	7.6
Equity in earnings (losses) of unconsolidated affiliates	59.1	(115.1)	(16.1)
Earnings (loss) from continuing operations	1,759.8	98.6	(8.5)
Net loss from discontinued operations, net of tax - see Note N	—	(51.8)	(2.1)
Net earnings (loss)	1,759.8	46.8	(10.6)
Less: Net loss attributable to non-controlling interests	(26.4)	(30.5)	(38.2)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$1,786.2	$77.3	$27.6

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net earnings from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$1,786.2	$127.6	$29.5
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	(50.3)	(1.9)
Net earnings attributable to Cannae Holdings, Inc. common shareholders	$1,786.2	$77.3	$27.6
Earnings per share
Basic
Net earnings per share from continuing operations	$20.84	$1.77	$0.42
Net loss per share from discontinued operations	—	(0.70)	(0.03)
Net earnings per share	$20.84	$1.07	$0.39
Diluted
Net earnings per share from continuing operations	$20.79	$1.76	$0.42
Net loss per share from discontinued operations	—	(0.69)	(0.03)
Net earnings per share	$20.79	$1.07	$0.39

Weighted average shares outstanding Cannae Holdings common stock, basic basis	85.7	72.2	71.2
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	85.9	72.4	71.3
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net earnings (loss)	$1,759.8	$46.8	$(10.6)
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	10.7	0.1	0.9
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(15.9)	7.1	(12.0)
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (3)	46.2	19.1	24.0
Reclassification of unrealized losses on investments and other financial instruments, net of tax, included in net earnings (4)	—	—	7.0
Other comprehensive earnings	41.0	26.3	19.9
Comprehensive earnings	1,800.8	73.1	9.3
Less: Comprehensive loss attributable to noncontrolling interests	(26.4)	(30.5)	(38.2)
Comprehensive earnings attributable to Cannae	$1,827.2	$103.6	$47.5

(1)Net of income tax expense of $2.9 million, less than $0.1 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Net of income tax (benefit) expense of $(4.2) million, $1.9 million and $(3.2) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Net of income tax expense of $12.3 million, $5.1 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Net of income tax benefit of $1.9 million for the year ended December 31, 2018.
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$
	(in millions)
Balance, December 31, 2017	70.9	$—	$1,130.2	$0.2	$(71.0)	—	$—	$93.7	$1,153.1
Adjustment for cumulative effect of adoption of ASC Topic 606	—	—	—	1.9	—	—	—	—	1.9
Adjustment for adoption of ASU 2018-02	—	—	—	16.1	(16.1)	—	—	—	—
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	24.0	—	—	—	24.0
Reclassification of unrealized losses on investments and other financial instruments, net of tax, included in net earnings	—	—	—	—	7.0	—	—	—	7.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.9	—	—	—	0.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(12.0)	—	—	—	(12.0)
Stock-based compensation	—	—	2.0	—	—	—	—	—	2.0
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.2)	—	(0.2)
Shares issued for investment success bonuses, net of issuance costs	1.0	—	19.8	—	—	—	—	—	19.8
Contribution of CSA services from FNF	—	—	1.3	—	—	—	—	—	1.3
Ceridian stock-based compensation	—	—	6.5	—	—	—	—	—	6.5
Restaurant Group Restructuring	—	—	(13.6)	—	—	—	—	15.6	2.0
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	4.1	4.1
Net earnings (loss)	—	—	—	27.6	—	—	—	(38.2)	(10.6)
Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates, net of tax	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	7.1	—	—	—	7.1
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	19.1	—	—	—	19.1
Proceeds from equity offering, net of offering costs	7.5	—	236.0	—	—	—	—	—	236.0
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Treasury stock repurchases	—	—	—	—	—	0.2	(4.9)	—	(4.9)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation, consolidated subsidiaries	—	—	4.0	—	—	—	—	0.6	4.6
Contribution of CSA services from FNF	—	—	1.3	—	—	—	—	—	1.3
Stock-based compensation, unconsolidated affiliates	—	—	10.6	—	—	—	—	—	10.6
Deconsolidation of T-System	—	—	—	—	—	—	—	(2.9)	(2.9)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Net earnings (loss)	—	—	—	77.3	—	—	—	(30.5)	46.8
Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Restaurant Group Reorganization	—	—	6.8	—	—	—	—	(12.3)	(5.5)
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	10.7	—	—	—	10.7
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(15.9)	—	—	—	(15.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	46.2	—	—	—	46.2
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	4.2	—	—	—	—	—	4.2
Contribution of CSA services from FNF	—	—	1.2	—	—	—	—	—	1.2
Stock-based compensation, unconsolidated affiliates	—	—	11.9	—	—	—	—	—	11.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.8)	—	(0.8)
Net earnings (loss)	—	—	—	1,786.2	—	—	—	(26.4)	1,759.8
Balance, December, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
See Notes to Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net earnings (loss)	$1,759.8	$46.8	$(10.6)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	30.7	54.5	61.3
Equity in (earnings) losses of unconsolidated affiliates	(59.1)	115.1	16.1
Distributions from investments in unconsolidated affiliates	128.4	2.0	1.4
Recognized gains and losses, net	(2,367.9)	(354.1)	(182.7)
Loss on sale of consolidated subsidiaries	—	6.4	—
Impairments of assets	24.4	90.8	55.2
Lease asset amortization	25.1	38.8	—
Stock-based compensation cost	4.2	4.6	21.8
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(1.6)	18.2	(7.3)
Net (increase) decrease in other assets	(29.8)	(36.2)	9.5
Net increase in accounts payable, accrued liabilities, deferred revenue and other	26.0	8.4	0.9
Net decrease in lease liabilities	(28.3)	(46.9)	—
Net change in income taxes	374.2	(32.6)	11.5
Net cash used in operating activities	(113.9)	(84.2)	(22.9)
Cash flows from investing activities:
Proceeds from sales of equity securities	—	—	17.7
Proceeds from sale of Ceridian shares	721.0	477.9	152.5
Proceeds from sale of LifeWorks	—	—	56.2
Additions to property and equipment and other intangible assets	(22.3)	(28.3)	(15.9)
Additions to notes receivable	(37.3)	—	—
Collections of notes receivable	7.2	—	—
Purchases of investment securities	(0.7)	—	(3.5)
Other investments in unconsolidated affiliates	(323.8)	(45.7)	—
Investments in Dun & Bradstreet, net of capitalized syndication fees	(200.0)	(526.1)	—
Investment in Optimal Blue	(289.0)	—	—
Proceeds from the sale of other investments	9.9	4.8	7.8
Proceeds from the sale of property and equipment	4.4	21.4	4.9
Purchases of other long-term investments	—	(30.0)	(7.4)
Distributions from investments in unconsolidated affiliates	48.3	1.0	0.4
Net proceeds from (purchases of) short term investments	0.5	30.9	(31.4)
Net other investing activities	0.1	3.0	0.1
Cash deconsolidated at the inception of the Blue Ribbon Reorganization	(1.1)	—	—
Cash acquired upon acquisition of Legendary Baking and VIBSQ - see Note I	8.6	—	—
Cash proceeds from the contribution of T-System to CorroHealth, net of cash transferred	—	66.9	—
Holdback proceeds received from sale of OneDigital	—	—	4.6
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	—	0.7
Net cash (used in) provided by investing activities	(74.2)	(24.2)	186.7
Cash flows from financing activities:
Borrowings, net of debt issuance costs	45.2	367.3	33.9
Debt service payments	(108.8)	(290.8)	(124.1)
Equity offering proceeds, net of capitalized costs	455.0	236.0	—
Sale of noncontrolling interest in consolidated subsidiary	3.7	—	4.1
Subsidiary distributions paid to noncontrolling interest shareholders	(0.8)	(0.9)	(0.1)
Proceeds from Restaurant Group sale and leaseback of corporate office, net of issuance costs	—	13.2	—
Payment for shares withheld for taxes and in treasury	(0.8)	(0.8)	(0.2)
Purchases of treasury stock	(14.4)	(4.9)	—
Net cash provided by (used in) financing activities	379.1	319.1	(86.4)
Net increase in cash and cash equivalents	191.0	210.7	77.4
Cash and cash equivalents at beginning of period, including cash of discontinued operations	533.7	323.0	245.6
Cash and cash equivalents at end of period, including cash of discontinued operations	$724.7	$533.7	$323.0

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” "Cannae," or the "Company”), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We are engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of December 31, 2020 include our minority ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Optimal Blue Holdco, LLC ("Optimal Blue") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity and debt investments.
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
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. The Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the CSA and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Both FNF and Cannae believe such allocations are reasonable; however, they may not be indicative of the actual results of operations or cash flows of the Company had the Company been operating as an

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future.
All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.
Management Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the carrying amount and depreciation of property and equipment (Note E), the valuation of acquired intangible assets (Note H and Note I), fair value measurements (Note C), and accounting for income taxes (Note L). Actual results could differ from estimates.
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
On July 6, 2020, we invested $200.0 million in the D&B Private Placement. Subsequent to the D&B IPO and the D&B Private Placement, we own 76.6 million shares of Dun & Bradstreet, which represented approximately 18.1% of its outstanding common stock as of December 31, 2020.
As a result of the D&B IPO, we recorded a net gain of $117.0 million (net of $2.3 million of before-tax losses reclassified from other comprehensive earnings).
See Note D for further discussion of our accounting for our investment in D&B.
On January 8, 2021, D&B completed its acquisition of Bisnode Business Information Group AB (the "Bisnode acquisition"). In connection with the Bisnode acquisition, an additional 6.2 million shares were issued by D&B, which resulted in a decrease in our ownership interest in D&B to approximately 15.6%.
Ceridian
During the year ended December 31, 2020, we completed the sale of an aggregate of 9.7 million shares of common stock of Ceridian to brokers pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Ceridian Share Sales"). In connection with the Ceridian Share Sales, we received aggregate proceeds of $720.9 million. As of December 31, 2020, we owned 9.5% of the outstanding common stock of Ceridian.
As of March 31, 2020 our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we account for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million (net of $47.1 million of before-tax losses reclassified from other comprehensive earnings), which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020.
See Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.
Restaurant Group

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On January 27, 2020, American Blue Ribbon Holdings, LLC ("Blue Ribbon") and its wholly-owned subsidiaries, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Blue Ribbon Reorganization"). The Blue Ribbon Reorganization does not involve or affect the operations of O’Charley’s or 99 Restaurants, which are not part of Blue Ribbon. As a result of the Blue Ribbon Reorganization, we deconsolidated Blue Ribbon as of January 27, 2020 because the bankruptcy court and committee of creditors were deemed to have control of Blue Ribbon.
We recorded a gain of $26.5 million on January 27, 2020 as a result of the deconsolidation of Blue Ribbon, which is included in Recognized gains and losses, net on the Condensed Consolidated Statement of Operations. The recorded gain was measured as the excess of the fair value of our retained equity investment in Blue Ribbon over our book value of Blue Ribbon as of January 27, 2020. In conjunction with the Blue Ribbon Reorganization, we provided debtor-in-possession financing (the "DIP Loan") of $27.5 million to Blue Ribbon and its subsidiaries.
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
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies (the "Blue Ribbon Emergence"). Subsequent to Blue Ribbon's emergence from bankruptcy we own 100% of Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ"), which were formerly part of Blue Ribbon.
See Note I for further discussion of our accounting for our acquisition of Legendary Baking and VIBSQ.
AmeriLife
On March 18, 2020, we closed on the previously announced $125.0 million investment in a partnership (the “AmeriLife Joint Venture”) that invested in the recapitalization of AmeriLife. Cannae and other investors provided an aggregate of $617.0 million in equity financing to the AmeriLife Joint Venture to acquire AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. We account for our investment in the AmeriLife Joint Venture under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Consolidated Balance Sheet as of December 31, 2020.
Refer to Note D for further discussion of our investments in unconsolidated affiliates.
CoreLogic
On December 12, 2019, we entered into a joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP ("Senator") designed to provide a mechanism to allow us and Senator to jointly invest in CoreLogic, Inc. ("CoreLogic"). In December 2019, we initially contributed $90.9 million of cash in exchange for a 49.0% in the Senator JV and a deposit on hand with Senator JV. Affiliates of Senator are the general partner of the Senator JV and hold the balance of the limited partnership interests of the Senator JV. In the year ended December 31, 2020, we invested an additional $201.2 million in the Senator JV. We account for our investment in the Senator JV under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Consolidated Balance Sheet as of December 31, 2020.
During the year ended December 31, 2020, we received from the Senator JV a distribution of 2.3 million shares of common stock of CoreLogic and the Senator JV distributed $232.4 million of securities to other limited partners affiliated with Senator.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On June 26, 2020, Cannae and Senator submitted a jointly signed letter to CoreLogic’s board of directors pursuant to which Cannae and Senator proposed to acquire CoreLogic for $65.00 per share in cash. On July 7, 2020, CoreLogic announced that its board of directors unanimously rejected the proposal.
On July 29, 2020, Cannae and Senator sent an open letter to CoreLogic shareholders announcing that we initiated the process to call a special meeting of CoreLogic's shareholders to elect nine independent directors to the CoreLogic board of directors.
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
On October 30, 2020, we distributed the 2.3 million shares of CoreLogic previously held directly by us back to the Senator JV.
In November 2020 and December 2020, we received an aggregate of $198.6 million of distributions from the Senator JV resulting from the Senator JV's sales of CoreLogic Shares.
Subsequent to December 31, 2020 through the date of this Annual Report, we have received distributions of $280.6 million from the Senator JV, the Senator JV has exited our investment in CoreLogic completely and we have no further material interest in the Senator JV.
Refer to Notes C and D for further discussion of our accounting for our investment in the Senator JV.
Optimal Blue
On September 15, 2020, Black Knight, Inc. (“Black Knight”) closed on its acquisition of Optimal Blue, a leading provider of secondary market solutions and actionable data services. Cannae, in connection with the closing of the acquisition by Black Knight, funded its previously announced commitment to purchase 20% of the equity of Optimal Blue for $289.0 million. We account for our investment in Optimal Blue under the equity method of accounting and the investment is included in Investments in unconsolidated affiliates on our Consolidated Balance Sheet as of December 31, 2020.
Refer to Note D for further discussion of our investments in unconsolidated affiliates.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On May 8, 2020, we entered into a forward purchase agreement (the "FTAC FPA") with Foley Trasimene Acquisition Corp. (“FTAC”), a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "FTAC Initial Business Combination"). FTAC is co-sponsored by entities affiliated with the chairman of our Board of Directors ("Board"), William P. Foley II. Under the FTAC FPA, we will purchase an aggregate of 15,000,000 shares of FTAC’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC's Class A common stock at $11.50 per share for an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the closing of the FTAC Initial Business Combination. The forward purchase is contingent upon the closing of the FTAC Initial Business Combination.
On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA") with Trebia Acquisition Corp. (“Trebia”), a newly incorporated blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board, William P. Foley II and Frank R. Martire, respectively. Under the Trebia FPA, we will purchase an aggregate of 7,500,000 Class A ordinary shares of Trebia, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share of Trebia at $11.50 per share for an aggregate purchase price of $75.0 million in a private placement to occur concurrently with the closing of the Trebia Initial Business Combination. The forward purchase is contingent upon the closing of the Trebia Initial Business Combination.
On July 31, 2020, we entered into a forward purchase agreement (the "FTAC II FPA" and together with the FTAC FPA and Trebia FPA, the "Forward Purchase Agreements") with Foley Trasimene Acquisition Corp. II (“FTAC II”), a newly incorporated blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "FTAC II Initial Business Combination"). FTAC II is sponsored by an entity affiliated with the chairman of our Board, William P. Foley II. Under the FTAC II FPA, we will purchase an aggregate of 15,000,000 shares of FTAC II’s Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of FTAC II's Class A common stock at $11.50 per share for

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

an aggregate purchase price of $150.0 million in a private placement to occur concurrently with the closing of the FTAC II Initial Business Combination. The forward purchase is contingent upon the closing of the FTAC II Initial Business Combination.
On December 7, 2020, FTAC II entered into a definitive agreement and plan of merger with Paysafe Limited (“Paysafe”), a leading integrated payments platform (the "FTAC II Paysafe Merger"). Upon closing of the FTAC II Paysafe Merger, the newly combined company will operate as Paysafe and plans to list on the New York Stock Exchange under the symbol PSFE. The FTAC II Paysafe Merger reflects an implied pro-forma enterprise value for Paysafe of approximately $9.0 billion. The FTAC II Paysafe Merger will be funded with the cash held in trust at FTAC II, forward purchase commitments, private investment in public equity ("PIPE") commitments and equity of Paysafe. Completion of the FTAC II Paysafe Merger is subject to approval by FTAC II stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the transaction, and other customary closing conditions, including the receipt of certain regulatory approvals. The FTAC II Paysafe Merger is expected to close in the first half of 2021.
In conjunction with the FTAC II Paysafe Merger, Cannae entered into an agreement to purchase 35,000,000 shares of Paysafe for $350.0 million as part of a subscription to the PIPE (the "Paysafe Subscription Agreement"). Paysafe has agreed to pay us a placement fee of $5.6 million as consideration for our subscription. Upon consummation of the FTAC II Paysafe Merger, our aggregate investment in Paysafe is expected to be $504.7 million, inclusive of Cannae's investment commitments under the FTAC II FPA and Paysafe Subscription Agreement and our prior $4.7 million investment in the sponsor of FTAC II, and we are expected to receive 54,290,000 shares of common stock of Paysafe which represents approximately 7.5% of the pro forma outstanding common equity of Paysafe and 8,134,067 warrants to purchase one share of Paysafe common stock at $11.50 per share.
Refer to Note C and G for further discussion of our accounting for the Forward Purchase Agreements and Paysafe Subscription Agreement.
On January 25, 2021, FTAC entered into a business combination agreement with Alight Solutions ("Alight"), a leading cloud-based provider of integrated digital human capital and business solutions (the "FTAC Alight Business Combination"). Under the terms of the FTAC Alight Business Combination, FTAC will combine with Alight and Alight will become a publicly traded entity under the name “Alight, Inc.” and symbol ALIT. The FTAC Alight Business Combination reflects an implied pro-forma enterprise value for Alight of approximately $7.3 billion at closing. The FTAC Alight Business Combination will be funded with the cash held in trust at FTAC, forward purchase commitments, PIPE commitments and equity of Alight. Completion of the FTAC Alight Business Combination is subject to approval by FTAC stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the transaction, and other customary closing conditions of SPAC business combinations, including the receipt of certain regulatory approvals.
On January 25, 2021, Cannae entered into an agreement to purchase 25,000,000 shares of Alight for $250.0 million as part of a subscription to the PIPE (the "Alight Subscription Agreement"). Alight has agreed to pay us a placement fee of $6.3 million as consideration for our subscription. Upon consummation of the FTAC Alight Business Combination, our aggregate investment in Alight is expected to be $404.5 million, inclusive of Cannae's investment commitments under the FTAC FPA and Alight Subscription Agreement and our previous $4.5 million investment in a sponsor of FTAC, and we are expected to receive 44,639,500 shares of common stock of Alight which represents approximately 8.6% of the pro forma outstanding common equity of Alight and 8,026,666 warrants to purchase one share of Alight common stock at $11.50 per share.
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
Cash and Cash Equivalents
Highly liquid instruments, including money market instruments, purchased as part of cash management with original maturities of three months or less, and certain amounts in transit from credit and debit card processors, are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted Cash
The Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Consolidated Balance Sheets as of December 31, 2020 and 2019 is $12.5 million and $11.4 million, respectively, of such restricted cash.
Investments
Equity securities primarily include our investments in Ceridian, the Forward Purchase Agreements and the Paysafe Subscription Agreement and are carried at fair value.
Investments in unconsolidated affiliates are recorded using the equity method of accounting.
Fixed maturity securities, which may be sold prior to maturity, are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are unobservable. See Note C. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized or accrued using the interest method and is recorded as an adjustment to interest, investment and other income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value.
Recognized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity securities, which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on available for sale fixed maturity securities are determined to be other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are considered other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.
See Notes C and D for further discussion of our accounting for equity securities and investments in unconsolidated affiliates.
Fair Value of Financial Instruments
The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. Estimates that use unobservable inputs are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Note C for further details.
Other Current Assets
Prepaid expenses and other current assets consist of trade receivables, inventory, prepaid operating expenses, the current portion of notes receivable, deposits and other miscellaneous current assets. As of December 31, 2019, Prepaid expenses and other current assets also includes cash on depost with the Senator JV.
Trade receivables are primarily for the Restaurant Group and consist primarily of billings to third-party customers of Legendary Baking, business to business gift card sales, insurance-related reimbursement, rebates, tenant improvement allowances, and billings to franchisees for royalties, initial and renewal fees, equipment sales and rent. Trade receivables are recorded net of an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses related to existing receivables. The carrying values reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.
Inventory primarily consists of raw materials, finished pies, food, beverages packaging and supplies in our Restaurant Group segment and is stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for restaurant inventory and standard cost that approximates actual cost on a first in, first out basis for the bakery operations.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
For the year ended December 31, 2020, we recorded $7.8 million of impairment to goodwill in our Restaurant Group segment. The impairment charge is a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs at O'Charley's. The impairment recorded was calculated as the deficit between the carrying value of our O'Charley's reporting unit of our Restaurant Group compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
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
Impairment to goodwill in our former T-System segment is included in Net loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019. See Note N.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Trademarks and tradenames were generally considered intangible assets with indefinite lives and reviewed for impairment at least annually. In conjunction with our annual testing for impairment of tradenames during the fourth quarter of 2020 and in light of the deteriorating operating environment for restaurants, we changed our estimate of the useful lives of our tradenames for all of our restaurant brands from indefinite to 15 years. The impact of such change on the Company's consolidated income is not considered material.
We recorded $11.8 million of impairment expense related to the O'Charley's tradename within our Restaurant Group in the year ended December 31, 2020. We recorded $17.1 million of impairment expense related to the Village Inn and Bakers Square tradenames within our Restaurant Group in the year ended December 31, 2019. We recorded $5.8 million of impairment expense related to a tradename and an abandoned software project in our Restaurant Group in the year ended December 31, 2018. The impairments are recorded within Other operating expenses, including asset impairments, on our Consolidated Statement of Operations for the years then ended.
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
Property and equipment are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $3.5 million, $6.6 million, and $8.1 million of impairment expense related to Property and equipment in our Restaurant Group segment in the years ended December 31, 2020, 2019 and 2018, respectively, which is recorded within Other operating expenses, including asset impairments, on our Consolidated Statements of Operations for the years then ended.
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2020, our Restaurant Group companies were committed under letters of credit totaling $14.7 million issued primarily in connection with casualty insurance programs.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue Recognition
Refer to Note U.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2020, 2019, and 2018, the Company incurred $15.7 million, $30.0 million, and $34.7 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated Statements of Operations.
Comprehensive Earnings
We report comprehensive earnings in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to realized losses and are included in Recognized gains and losses, net on the Consolidated Statements of Operations. Our policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment).
Changes in the balance of other comprehensive earnings by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2018	$(0.6)	$(66.6)	$(67.2)
Other comprehensive earnings	0.1	7.1	7.2
Cumulative effect of adoption of accounting standards by unconsolidated affiliates	—	(5.0)	(5.0)
Reclassification adjustments	—	19.1	19.1
Balance December 31, 2019	$(0.5)	$(45.4)	$(45.9)
Other comprehensive earnings	$10.7	$(15.9)	$(5.2)
Reclassification adjustments	—	46.2	46.2
Balance December 31, 2020	$10.2	$(15.1)	$(4.9)
Stock-Based Compensation Plans
Stock-based compensation expense includes restricted stock awards granted in Cannae common stock to certain members of management. We account for stock-based compensation plans using the fair value method. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date, using quoted market prices of the underlying stock, and recognized over the service period. See Note O.
Earnings Per Share
Basic earnings per share, as presented on the Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the year ended December 31, 2020, 2019 and 2018, no antidilutive shares were

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

outstanding.

Note B.         Leases
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach. Prior years continue to be reported under Accounting Standards Codification ("ASC") Topic 840. See Note S for further discussion of the effects of adoption of Topic 842 in the year ended December 31, 2019.
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2020 and 2019.
Our material operating leases range in term from one year to nineteen years. As of December 31, 2020 and 2019, the weighted-average remaining lease term of our operating leases was approximately ten years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Our operating lease liabilities are determined by discounting future lease payments using a discount rate that represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of December 31, 2020 and 2019, the weighted-average discount rate used to determine our operating lease liabilities was 7.08% and 7.67%, respectively.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. $43.2 million and $58.5 million of operating lease costs are included in Cost of restaurant revenue on the Consolidated Statement of Operations for the years ended December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020 and 2019, we recorded impairment expense of $1.5 million and $21.1 million, respectively, related to lease assets in our Restaurant Group, which is recorded within Other operating expenses on our Consolidated Statement of Operations.
We do not have any material short term lease costs, variable lease costs, or sublease income.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2020 are as follows (in millions):

2021	$40.7
2022	39.2
2023	35.4
2024	26.5
2025	23.0
Thereafter	151.0
Total lease payments, undiscounted	$315.8
Less: discount	94.0
Total operating lease liability as of December 31, 2020, at present value	$221.8
Less: operating lease liability as of December 31, 2020, current	26.2
Operating lease liability as of December 31, 2020, long term	$195.6
Rent expense incurred under operating leases during the year ended December 31, 2018 recorded pursuant to ASC Topic 840 was $60.8 million. No abandoned lease charges were recorded in the year ended December 31, 2018.
Note C.    Fair Value Measurements
The fair value hierarchy established by the accounting standards on fair value measurements includes three levels, which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
Forward Purchase Agreements	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total assets	$1,493.4	$—	$340.9	$1,834.3

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$19.2	$19.2
Total	$—	$—	$19.2	$19.2
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 7.3% to 17.5% and had a weighted average of 12.1% as of December 31, 2020. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of December 31, 2020, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The Forward Purchase Agreements and the Paysafe Subscription Agreement are accounted for at fair value pursuant to ASC Topic 321. We utilized a Monte Carlo Simulation in determining the fair value of these agreements, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The values of the agreements are then calculated as the difference between the future simulated price and the fixed purchase prices for the underlying securities to be purchased pursuant to the Forward Purchase Agreements and the Paysafe Subscription Agreement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreements and Paysafe Subscription Agreement is the probability of consummation of the FTAC Initial Business Combination, Trebia Initial Business Combination and FTAC II Initial Business Combination. The probabilities assigned to the consummation of each of the FTAC Initial Business Combination and the Trebia Initial Business Combination was 90% and the probability assigned to the consummation of the FTAC II Initial Business Combination was 95%. Determination of such probabilities is based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the sponsors of FTAC, FTAC II and Trebia's track record for consummating similar transactions. The FTAC II Paysafe Merger was also considered in our determination of the probability of the FTAC II Initial Business Combination.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis.

	Corporate debt	Forward Purchase	Paysafe Subscription
	securities	Agreements	Agreement	Total
Fair value, December 31, 2018	$17.8	$—	$—	$17.8
Paid-in-kind dividends (1)	0.2	—	—	0.2
Impairment (2)	(0.4)	—	—	(0.4)
Net valuation gain included in other comprehensive earnings (3)	1.6	—	—	1.6
Fair value, December 31, 2019	$19.2	$—	$—	$19.2
Paid-in-kind dividends (1)	1.3	—	—	1.3
Net valuation gain included in earnings (2)	—	136.1	169.6	305.7
Net valuation gain included in other comprehensive earnings (3)	14.7	—	—	14.7
Fair value, December 31, 2020	$35.2	$136.1	$169.6	$340.9
_____________________________________
(1) Included in Interest, investment and other income on the Consolidated Statements of Operations
(2) Included in Recognized gains and losses, net on the Consolidated Statements of Operations
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period in which they occur.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note D.        Investments
Equity Securities
Gains on equity securities included in Recognized gains and losses, net on the Consolidated Statements of Operations consisted of the following for the year ended December 31, 2020 (in millions):

Net gains recognized during the period on equity securities	$1,991.0
Less: net gains recognized during the period on equity securities sold or transferred during the period	(410.2)
Unrealized gains recognized during the reporting period on equity securities still held at December 31, 2020	$1,580.8

We recorded no gains or losses on equity securities for the years ended December 31, 2019 or 2018.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2020 and 2019 consisted of the following (in millions):

	Ownership at December 31, 2020	2020	2019
Dun & Bradstreet	18.1%	$653.2	$385.9
Ceridian (1)	9.5%	—	309.5
Optimal Blue	20.0%	279.8	—
AmeriLife	20.0%	121.1	—
Other	various	398.9	141.1
Total		$1,453.0	$836.5
_____________________________________
(1) The investment in Ceridian was no longer accounted for under the equity method of accounting beginning March 31, 2020.

Equity in earnings (losses) of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Dun & Bradstreet	$(46.8)	$(132.8)	$—
Ceridian (1)	1.5	16.4	(20.5)
Optimal Blue	(9.4)	—	—
AmeriLife	(4.0)	—	—
Other	117.8	1.3	4.4
Total	$59.1	$(115.1)	$(16.1)
_____________________________________
(1) The amount for the year ended December 31, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020. See Note A.

Dun & Bradstreet
Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was approximately $1.9 billion as of December 31, 2020.
As of December 31, 2020, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our investment under the equity method because we continue to exert significant influence through our 18.1% ownership, because certain of our senior management and directors serve on Dun & Bradstreet's board of directors, and because we are party to an agreement with other of its equity sponsors, which collectively own greater than 50% of the outstanding voting equity of Dun & Bradstreet, pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
Summarized financial information for Dun & Bradstreet and Star Parent, L.P. ("Star Parent"), the former parent of D&B through which the Company was invested prior to the D&B IPO, for the relevant dates and time periods included in

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.
We acquired our initial interest in Star Parent on February 8, 2019. The results of operations for the year ended December 31, 2019 presented below represent Star Parent's results of operations subsequent to our acquisition.

	December 31, 2020	December 31, 2019
	(In millions)
Total current assets	$874.0	$417.9
Goodwill and other intangible assets, net	7,668.2	8,091.5
Other noncurrent assets	677.2	603.4
Total assets	$9,219.4	$9,112.8

Current liabilities	$825.3	$1,090.4
Long-term debt	3,255.8	3,818.9
Other non-current liabilities	1,560.6	1,594.0
Total liabilities	5,641.7	6,503.3
Preferred equity	—	1,030.6
Total equity	3,577.7	1,578.9
Total liabilities and equity	$9,219.4	$9,112.8

	Year ended December 31, 2020	Year ended December 31, 2019
	(In millions)
Total revenues	$1,738.1	$1,413.9
Loss before income taxes	(219.3)	(540.0)
Net loss	(106.5)	(425.8)
Dividends attributable to preferred equity and noncontrolling interest expense	(69.1)	(120.5)
Net loss attributable to Dun & Bradstreet and Star Parent	(175.6)	(546.3)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Optimal Blue
On September 15, 2020, we closed on our $289.0 million investment in Optimal Blue. Summarized financial information for Optimal Blue for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. The results of operations for the year ended December 31, 2020 presented below represent Optimal Blue's results of operations for the period from September 15, 2020 through December 31, 2020.

December 31, 2020
(In millions)
Total current assets	$38.0
Goodwill and other intangible assets, net	1,831.3
Other assets	100.1
Total assets	$1,969.4

Current liabilities	$28.9
Long-term debt	493.0
Other non-current liabilities	105.0
Total liabilities	626.9
Redeemable member's interest	578.0
Additional paid-in capital	813.0
Retained deficit	(48.5)
Total redeemable member's interest and equity	1,342.5
Total liabilities, redeemable member's interest and equity	$1,969.4

Year ended December 31, 2020
(In millions)
Total revenues	$45.4
Operating loss	(38.1)
Net loss	(45.9)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. Summarized financial information for the AmeriLife Joint Venture for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of the AmeriLife Joint Venture on a three-month lag. Accordingly, our net earnings for the year ended December 31, 2020 includes our equity in AmeriLife’s losses for the period from March 18, 2020 through September 30, 2020.

December 31, 2020
(In millions)
Total current assets	$108.5
Goodwill and other intangible assets, net	1,370.4
Other assets	16.4
Total assets	$1,495.3

Current liabilities	$53.1
Long-term debt	645.2
Other non-current liabilities	14.7
Total liabilities	713.0
Member's equity	607.4
Noncontrolling interest - nonredeemable	174.9
Total member's equity	782.3
Total liabilities and member's equity	$1,495.3

December 31, 2020
(In millions)
Total revenues	$171.3
Operating income	9.5
Net loss	(10.1)
Income attributable to noncontrolling interests	14.3
Net loss attributable to AmeriLife	(24.4)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fixed Maturity Securities
The carrying amounts and fair values of our fixed maturity securities at December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$35.2	$22.0	$13.2	$—	$35.2
Total	$35.2	$22.0	$13.2	$—	$35.2

	December 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$19.2	$19.6	$0.7	$(1.1)	$19.2
Total	$19.2	$19.6	$0.7	$(1.1)	$19.2
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
As of December 31, 2020, $34.7 million of our fixed maturity securities are corporate debt securities with a maturity of less than one year, and $0.5 million are corporate debt securities with a maturity of greater than one year, but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at  December 31, 2019 were as follows (in millions):

December 31, 2019	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Corporate debt securities	$10.8	$(1.1)
Total temporarily impaired securities	$10.8	$(1.1)
During the year ended December 31, 2020, we recorded no other-than-temporary impairment charges relating to corporate debt securities. During the years ended December 31, 2019 and 2018, we incurred $0.4 million and $12.5 million, respectively, of other-than-temporary impairment charges relating to corporate debt securities, which is included in Recognized gains and losses, net on the Consolidated Statements of Operations. The impairments recorded relate to a corporate debt holding that has experienced a prolonged period of declining earnings and that were uncertain of our ability to recover our initial investment. The entire loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings.
As of December 31, 2020, we held $16.4 million of corporate debt securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX, Inc. ("QOMPLX"), an intelligent decision and analytics platform used by businesses for modeling and planning, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2020 and 2019, we have $30.0 million and $22.5 million, respectively, recorded for our investment in QOMPLX, which is included in Other long term investments and

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

noncurrent assets on our Consolidated Balance Sheets. We have not recorded any upward or downward adjustments to our investment in QOMPLX.
Note E.     Property and Equipment

Property and equipment consists of the following:
	December 31,
	2020	2019
	(In millions)
Furniture, fixtures and equipment	$118.3	$166.0
Leasehold improvements	129.6	158.9
Land	36.7	40.6
Buildings	40.9	28.9
Other	5.1	6.1
	330.6	400.5
Accumulated depreciation and amortization	(184.8)	(237.9)
	$145.8	$162.6
Depreciation expense on property and equipment was $26.7 million, $35.8 million, and $38.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note F.     Goodwill
Goodwill consists of the following:

	Restaurant Group	Corporate and Other	Total
	(in millions)
Balance, December 31, 2018	$76.5	$—	$76.5
Impairment	(10.4)	—	(10.4)
Balance, December 31, 2019	$66.1	$—	$66.1
Impairment	(7.8)	—	(7.8)
Deconsolidation of Blue Ribbon	(4.9)	—	(4.9)
Balance, December 31, 2020	$53.4	$—	$53.4

Note G.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2020, 2019 and 2018, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2020 and 2019, of which we are not the primary beneficiary:

	2020		2019
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	299.7	299.7	440.2	440.2
Forward Purchase Agreements and Paysafe Subscription Agreement	305.7	305.7	—	—
Investments in Unconsolidated Affiliates
We hold variable interests in certain unconsolidated affiliates, which are primarily comprised of our investments in the Senator JV; the sponsors of FTAC, Trebia, and FTAC II; and funds that hold minority ownership interests primarily in healthcare-related entities. We do not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
As of December 31, 2019, total assets in the table above includes the Company's equity method investment in Star Parent. Upon consummation of the D&B IPO on July 6, 2020, our investment in Dun & Bradstreet changed from an investment in a limited partnership to an investment in the common stock of a corporation. The limited partners of Star Parent did not have the ability to unilaterally remove the general partner and as a result, our investment in Star Parent was considered a VIE. As a result of the change in form of our investment from a limited partnership to a corporation, Dun & Bradstreet is no longer considered a VIE subsequent to the D&B IPO.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. We do not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The assets are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets and accounted for under the equity method of accounting.
See Note D for further discussion of our accounting for investments in unconsolidated affiliates.
Forward Purchase Agreements and Paysafe Subscription Agreement
In addition to the Forward Purchase Agreements and Paysafe Subscription Agreement, the Company made investments in the sponsors of FTAC, Trebia and FTAC II, which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The assets represented by the Forward Purchase Agreements and Paysafe Subscription Agreement are accounted for as investments in equity securities pursuant to ASC 321 and are included in Equity securities on the Consolidated Balance Sheet as of December 31, 2020. See Notes C and D for further information on our accounting for equity securities.
Note H.      Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2020	2019
	(In millions)
Trademarks and tradenames	$37.8	$53.9
Software	13.5	17.1
Franchise rights	9.3	7.2
Customer relationships and contracts	5.2	5.2
	65.8	83.4
Accumulated amortization	(14.0)	(20.3)
	$51.8	$63.1
Amortization expense for amortizable intangible assets was $4.0 million, $4.9 million, and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2020, is $5.3 million in 2021, $5.0 million in 2022, $4.1 million in 2023, $3.7 million in 2024 and $3.7 million in 2025.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.     Acquisitions
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. We exchanged $15.5 million of the outstanding balance under the DIP Loan prior to October 2, 2020 for 100% of the assets and uncompromised liabilities of Legendary Baking and VIBSQ. The acquisition was accounted for as a business combination pursuant to ASC Topic 805.
The consideration transferred was determined as follows (in millions):

Notes receivable from Blue Ribbon	$34.0
Fair value of investment in Blue Ribbon immediately prior to Blue Ribbon Emergence	15.2
Total consideration transferred	$49.2
All notes receivable by the Company from Blue Ribbon prior to the Blue Ribbon Emergence of $34.0 million, inclusive of the $15.5 million exchanged for the assets and uncompromised liabilities of Legendary Baking and VIBSQ, $12.0 million of the remaining balance outstanding under the DIP Loan and converted to an intercompany term loan with us, and $6.5 million provided to Blue Ribbon as exit financing and included in the closing term loan with us upon the Blue Ribbon Emergence, is part of the consideration transferred because subsequent to our acquisition of Legendary Baking and VIBSQ upon the Blue Ribbon Emergence the remaining balance outstanding eliminates in consolidation.
Our interest in Blue Ribbon during the Blue Ribbon Reorganization was accounted for as an equity method investment. In conjunction with our acquisition of Legendary Baking and VIBSQ out of bankruptcy, we revalued our interest in Blue Ribbon to fair value, which resulted in a gain of $9.5 million and is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020. The fair value was determined by performing a combination of discounted cash flow and market approaches.
The assets acquired and liabilities assumed have been recorded based on our best estimates of their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed represents a preliminary allocation as our evaluation of facts and circumstances available is ongoing as of December 31, 2020.
The following table summarizes the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value
Cash	$8.6
Other current assets	24.9
Property and equipment	23.2
Lease assets	14.7
Other intangible assets	22.5
Other noncurrent assets	2.6
Total assets acquired	$96.5

Current liabilities	$27.6
Lease liabilities	14.5
Other noncurrent liabilities	2.3
Total liabilities assumed	$44.4
Net assets acquired	$52.1
We recorded a bargain purchase gain of $2.9 million on our acquisition of Legendary Baking and VIBSQ, which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020. The gain is calculated as the difference between the consideration transferred and the net assets acquired. The transaction resulted in a gain because the fair value of the net assets acquired and liabilities assumed exceeded value of notes receivable from Blue Ribbon outstanding and the fair value of our equity investment in Blue Ribbon prior to the Blue Ribbon Emergence.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The gross carrying value and weighted average estimated useful lives of Property and equipment and Other intangible assets acquired consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$23.2	12
Other intangible assets:
Tradenames	$8.0	15
Franchise agreements	7.7	10
Customer relationships	6.4	4
Software	0.4	5
Total Other intangible assets	$22.5
Revenue and net losses of $36.6 million and $4.0 million, respectively, which represents the combined revenue and loss for Legendary Baking and VIBSQ subsequent to our acquisition on October 2, 2020, are included in our Consolidated Statement of Operations for the year ended December 31, 2020.
Note J.      Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current consist of the following:

	December 31,
	2020	2019
	(In millions)
Accrued payroll and employee benefits	$21.5	$25.3
Trade accounts payable	25.7	19.6
Accrued casualty self insurance expenses	11.5	13.3
Tax liabilities, excluding income taxes payable	9.9	11.9
Other accrued liabilities	24.6	16.3
	$93.2	$86.4
Accounts payable and other accrued liabilities, long term consist of the following:

	December 31,
	2020	2019
	(In millions)
Restaurant Group financing obligations	$29.4	$27.5
Other accrued liabilities	23.7	16.4
	$53.1	$43.9

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note K.     Notes Payable
Notes payable consists of the following:

	December 31,
	2020	2019
	(In millions)
99 Term Loan	$16.8	$30.9
99 Revolver	5.0	3.0
2020 Margin Facility	—	—
2018 Margin Facility	—	75.0
FNF Revolver	—	—
Brasada Interstate Loans	13.1	13.4
Other	28.6	4.8
Notes payable, total	$63.5	$127.1
Less: Notes payable, current	11.3	7.0
Notes payable, long term	$52.2	$120.1
At December 31, 2020, the carrying value of our outstanding notes payable approximated fair value. The respective carrying values of the loans under the 99 Restaurants Credit Facility and the B Note, Development Loan and Line of Credit Loan pursuant to the Interstate Credit Agreement, each as defined below, approximate fair value as they are variable rate instruments with monthly reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of December 31, 2020.
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC (“Borrower 1”), an indirect wholly-owned special purpose subsidiary of the “Company, and Cannae Funding D, LLC (“Borrower 2” and, together with Borrower 1, the “Borrowers”), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the “2020 Margin Facility”) with the lenders from time to time party thereto and Royal Bank of Canada. The Company concurrently entered into a Guaranty (the “Guaranty Agreement”) for the benefit of each of the lenders to the 2020 Margin Facility pro rata to their loan commitments, pursuant to which the Company absolutely, unconditionally and irrevocably guaranteed all of the Borrowers’ obligations under the 2020 Margin Facility for a period of up to one year after the later of (i) the conditions precedent to the obligations of the lenders under the Loan Agreement being met (the date when such conditions have been met, the “Closing Date”) or (ii) as relevant, additional collateral or additional loan commitments being provided. Under the 2020 Margin Facility, the Borrowers may initially borrow up to $100.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on the 36-month anniversary of the Closing Date. All outstanding amounts under the 2020 Margin Facility bear interest quarterly at a rate per annum equal to a three-month LIBOR rate plus an applicable margin. Interest will be payable in kind unless the Borrowers elect to pay interest in cash or a cumulative cap is exceeded. The Borrowers’ obligations under the 2020 Margin Facility will be secured by a first priority lien on (i) 6,000,000 shares of common stock, par value $0.01 per share (the “Ceridian Common Stock”), of Ceridian, which the Company contributed to Borrower 1, and (ii) 19,000,000 shares of common stock, par value $0.0001 per share (the “DNB Common Stock”), of D&B, which the Company contributed to Borrower 2. The Borrowers may also, at their discretion, post up to an additional 4,000,000 shares of Ceridian Common Stock and/or 11,000,000 shares of DNB Common Stock as collateral for the revolving loans from time to time after the Closing Date, subject to certain notice, guaranty, average daily trading volume and other requirements. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian Common Stock and DNB Common Stock). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian Common Stock and/or DNB Common Stock and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
As of December 31, 2020, there was $100.0 million of capacity under the 2020 Margin Facility with an option to increase the capacity to $500.0 million upon amendment.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

99 Restaurants Credit Facility
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility"), as amended from time to time, with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “DLOC Loan”) of up to $10.0 million. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. The 99 Restaurants Credit Facility also allows for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt from Fifth Third Bank as the administrative agent. The obligations of the 99 Restaurants LLC under the 99 Restaurants Credit Facility are guaranteed by 99 Restaurants. The 99 Restaurants Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Borrower’s creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The 99 Restaurants Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). The 99 Restaurants Credit Facility provides that, upon the occurrence of an event of default, Fifth Third Bank, as administrative agent, may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to Fifth Third Bank or the lenders under the loan documents. On December 1, 2020, 99 Restaurants LLC entered into a waiver, consent and amendment to the 99 Restaurants Credit Facility pursuant to which a payment was made, and the borrowing capacity under the 99 Revolver was permanently reduced by, $7.5 million, the borrowing capacity under the 99 Revolver will be reduced by another $2.0 million in 2021, the applicable margin was increased by 1.00% with respect to both Base Rate Loans and LIBOR Loans, the lender's commitment to provide the DLOC Loan was terminated, and certain of the financial covenants were added or waived until the second quarter of 2021, among other changes.
As of December 31, 2020, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 4.75% and 6.75%, respectively, and there is $0.5 million of available borrowing capacity under the 99 Revolver.
2018 Margin Facility
On November 7, 2018, Cannae Funding, LLC, a wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "Original Loan Agreement"), and certain other related agreements, with Credit Suisse AG (in such capacity, "Administrative Agent") and other lenders thereto. On December 18, 2019, Cannae Funding, LLC entered into an Amended and Restated Margin Loan Agreement (the “Amended Loan Agreement”) with the lenders thereto, the Administrative Agent, and others that amended the Original Loan Agreement. Pursuant to the Amended Loan Agreement, we may borrow up to $300.0 million (the "2018 Margin Facility") in term loans at an interest rate of the three-month LIBOR plus an applicable margin. As of December 31, 2019, $75.0 million was outstanding under the 2018 Margin Facility, which accrued interest at a rate of 4.7%. On February 18, 2020, we repaid the remaining $75.0 million outstanding under the Margin Facility and terminated the Amended Loan Agreement. Accordingly, we have no borrowing capacity and all of the Company's holdings of Ceridian common stock have been released from the first priority lien under the 2018 Margin Facility.
Brasada Interstate Loans
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae ("NV Brasada"), entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the "Interstate Credit Agreement") originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for a $12.5 million acquisition loan (the "Acquisition Loan"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million the ("C Note") and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.25 million "A Note", which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.25 million "B Note", which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. NV Brasada makes equal monthly payments of principal and interest under the Acquisition Loan. The Interstate Loans are secured by certain single-family residential lots that can be sold for construction, owned by NV Brasada, and certain other operating assets owned by NV Brasada. The Company does not provide any guaranty or stock pledge under the Interstate Credit Agreement.
As of December 31, 2020, the B Note and Line of Credit Loan incurred interest at 2.40% and the C Note had $2.1 million outstanding and incurred interest at 2.40%.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FNF Revolver
On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the FNF Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. On February 7, 2019, we drew the $100.0 million available and used the proceeds to fund, in part, our initial investment in Dun & Bradstreet. On June 12, 2019 we repaid to FNF the $100.0 million outstanding under the FNF Revolver. On July 5, 2019, we again drew the $100.0 million available and used the proceeds for general corporate purposes. On September 11, 2019, we again repaid to FNF the $100.0 million outstanding amount under the FNF Revolver. As of December 31, 2020, there was no outstanding balance and $100.0 million of available borrowing capacity under the FNF Revolver.

Gross principal maturities of notes payable at December 31, 2020 are as follows (in millions):
2021	$12.5
2022	6.9
2023	33.3
2024	0.8
2025	0.8
Thereafter	11.0
$65.3

Note L.      Income Taxes
 Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Current	$116.1	$64.7	$27.3
Deferred	365.1	(40.5)	(12.3)
	$481.2	$24.2	$15.0

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.1)	(0.2)	3.6
Tax credits	(0.1)	(2.6)	(22.7)
Valuation allowance	0.1	0.5	—
Non-deductible expenses and other, net	—	0.1	0.2
Non-deductible executive compensation	0.5	1.8	67.5
Dividends received deduction	—	—	(34.0)
Noncontrolling interests	0.3	2.6	35.5
Basis difference in investments	—	(2.8)	—
Tax Reform	—	—	0.4
Other	(0.2)	(1.0)	3.8
Effective tax rate excluding equity investments	21.5%	19.4%	75.3%
Equity investments	0.6	(9.2)	(8.9)
Effective tax rate	22.1%	10.2%	66.4%
The Company’s effective tax rate at December 31, 2020, 2019, and 2018 is 22.1%, 10.2% and 66.4%, respectively. The increase in the effective tax rate from 2020 to 2019 is primarily attributable to the decreased impact of earnings from unconsolidated affiliates on pretax income. The decrease in the effective tax rate from 2019 to 2018 primarily relates to the decreased impact of non-deductible executive compensation on pretax income. Additionally, the impact of the non-controlling interests, permanent items, and tax credits on pretax income was greater in 2018 than the impact of those same items on pretax earnings and losses in 2019.
The significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019
	(In millions)
Deferred tax assets:
Partnerships	$—	$54.1
Net operating loss carryforwards	4.1	1.1
Other	1.4	0.4
Total gross deferred tax asset	5.5	55.6
Less: valuation allowance	(3.3)	(1.1)
Total deferred tax asset	$2.2	$54.5
Deferred tax liabilities:
Partnerships	$(327.5)	$—
Total deferred tax liability	$(327.5)	$—
Net deferred tax (liability) asset	$(325.3)	$54.5

The Company's net deferred tax (liability) asset was $(325.3) million and $54.5 million at December 31, 2020, and 2019, respectively. The Company’s deferred taxes are primarily reflected as the book to tax difference in the Company's investment in Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The increase in our net deferred tax liability (decrease in deferred tax asset) as of December 31, 2020 from 2019 is primarily related to the recognized book gains on the change in fair value of the Company's investment in Ceridian, the Forward Purchase Agreements and the Paysafe Subscription Agreement.
The Company’s gross state NOL carryforwards were $68.5 million and $19.7 million at December 31, 2020 and 2019, respectively. The NOLs expire in various tax years through 2041.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. As of December 31, 2020 and 2019, the Company recorded a valuation allowance of $3.3 million and $1.1 million, respectively, related to state NOLs, as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire.
Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2020, 2019 or 2018.
The Company's federal and state income tax returns for the tax years ended December 31, 2020, 2019, 2018 and 2017 remain subject to examination.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate is recorded. As of December 31, 2020 and 2019, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2020, the court ordered the plantiff's summary judgment motion withdrawn and dismissed the related count of the plantiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. The defendants will contest the remaining claims in the action vigorously.
Blue Ribbon Reorganization
On September 16, 2020, the Bankruptcy Court entered its order in the Blue Ribbon Reorganization confirming the Chapter 11 Plan. Blue Ribbon, which owned the Village Inn, Bakers Square, and Legendary Baking concepts, had initiated its voluntary Chapter 11 bankruptcy case before the Bankruptcy Court on January 27, 2020. The Blue Ribbon Reorganization did not involve or affect the operations of O’Charley’s or 99 Restaurants, which are not part of Blue Ribbon.
On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Pursuant to the Chapter 11 Plan, we received 100% of the equity in the reorganized companies in exchange for the satisfaction of a portion equal to $15.5 million of the DIP Loan. In addition, as approved under the Chapter 11 Plan and in connection with Blue Ribbon’s emergence from bankruptcy, we provided the reorganized companies with an exit facility that, among other things, converted the balance of the DIP Loan to a term loan and made available to the reorganized companies an additional term loan in the amount of $6.5 million and two revolving lines of credit in the amount of $5.0 million and $2.5 million, respectively. Subsequent to October 2, 2020, all such loans between the reorganized companies and the Company eliminate upon accounting consolidation.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2020 to determine the amount of the obligations. Purchase obligations as of December 31, 2020 are as follows (in millions):

2021	$99.2
2022	13.3
2023	7.8
2024	7.1
2025	5.9
Thereafter	6.8
Total purchase commitments	$140.1

Note N.      Discontinued Operations
T-System
On December 31, 2019, we completed the contribution of T-System to CorroHealth. As a result of such contribution, the results of operations of T-System have been reclassified to discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018. We retained a 22.7% equity interest in CorroHealth, the company to which we contributed our equity in T-System. We recognized a pre-tax loss of $6.4 million on the sale and $1.4 million in income tax benefit which are included in Net loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the operations of T-System included in the Consolidated Statement of Operations is shown below:

	Year Ended December 31,

	2019	2018
	(in millions)
Revenues:
Other operating revenue	$50.4	$57.9
Total operating revenues	50.4	57.9
Operating expenses:
Personnel costs	33.1	33.1
Depreciation and amortization	13.7	15.0
Other operating expenses	19.1	13.8
Goodwill impairment	35.1	—
Total operating expenses	101.0	61.9
Operating loss	(50.6)	(4.0)
Other expense:
Recognized loss	(6.9)	—
Total other expense	(6.9)	—
Loss before income taxes	(57.5)	(4.0)
Income tax benefit	(5.7)	(1.9)
Net loss from discontinued operations	$(51.8)	$(2.1)

Cash flow from discontinued operations data:
Net cash provided by operations	$2.7	$5.2
Net cash used in investing activities	$(0.5)	$(0.1)

Note O.      Employee Benefit Plans
Omnibus Plan
       In 2017, we established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 3.9 million shares of common stock, subject to the terms of the Omnibus Plan. The 2017 Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2020, there were 149,628 shares of Cannae restricted stock outstanding (the "CNNE Awards") under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors of the Company.
Restricted stock transactions under the Omnibus Plan in 2020, 2019 and 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	287,059	$18.45
Granted	384,281	17.98
Vested	(95,685)	18.45
Balance, December 31, 2018	575,655	$18.13
Granted	18,642	34.45
Vested	(223,777)	18.18
Balance, December 31, 2019	370,520	$18.93
Granted	13,993	40.53
Vested	(234,885)	18.60
Balance, December 31, 2020	149,628	$21.46

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Compensation cost relating to share-based payments is recognized in the Consolidated Statements of Operations based on the grant-date fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period of 3 years. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. Net earnings attributable to Cannae reflects stock-based compensation expense for the CNNE Awards of $4.2 million, $4.1 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in personnel costs on the Consolidated Statements of Operations. The total fair value of restricted stock awards granted in the years ended December 31, 2020, 2019 and 2018 was $0.6 million, $0.6 million and $6.9 million, respectively.
On May 16, 2018, we issued 991,906 shares of our common stock (unrestricted) under the Omnibus Plan for the stock portion of bonuses paid in conjunction with Ceridian's initial public offering.
Note P.      Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents.
We place cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure with any one financial institution.
Our Restaurant Group companies obtain a majority of their restaurant food products and supplies from four distributors. Although we believe alternative vendors could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.
Note Q.      Segment Information
As discussed in Notes A and D, as of March 31, 2020, we no longer account for our investment in Ceridian under the equity method of accounting for equity investments. As a result of our reduction in influence over Ceridian and change in our accounting for our investment, we no longer consider Ceridian a reportable segment.
On September 15, 2020, we completed our investment in Optimal Blue. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Accordingly, we consider Optimal Blue a reportable segment and have included the results of operation of Optimal Blue subsequent to the date of our investment in Optimal Blue in the tables below. See below for further discussion of Optimal Blue and our accounting for our related investment.
As of and for the year ended December 31, 2020:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	Corporate and Other	Dun & Bradstreet & Optimal Blue Elimination	Total
	(in millions)
Restaurant revenues	$559.7	$—	$—	$—	$—	$559.7
Other revenues	—	1,738.1	45.4	26.0	(1,783.5)	26.0
Revenues from external customers	559.7	1,738.1	45.4	26.0	(1,783.5)	585.7
Interest and investment income, including recognized gains and losses, net	7.5	0.8	—	2,371.9	(0.8)	2,379.4
Total revenues and other income	567.2	1,738.9	45.4	2,397.9	(1,784.3)	2,965.1
Depreciation and amortization	27.7	536.9	39.3	3.0	(576.2)	30.7
Interest expense	(8.6)	(271.1)	(9.3)	(0.4)	280.4	(9.0)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(85.5)	(219.3)	(47.4)	2,267.4	266.7	2,181.9
Income tax (benefit) expense	(1.0)	(110.5)	(1.5)	482.2	112.0	481.2
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(84.5)	(108.8)	(45.9)	1,785.2	154.7	1,700.7
Equity in (losses) earnings of unconsolidated affiliates	(9.2)	2.3	—	124.5	(58.5)	59.1
(Loss) earnings from continuing operations	$(93.7)	$(106.5)	$(45.9)	$1,909.7	$96.2	$1,759.8
Assets	$520.9	$9,219.4	$1,969.4	$4,092.5	$(11,188.8)	$4,613.4
Goodwill	53.4	2,856.2	1,236.8	—	(4,093.0)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$1,043.3	$—	$—	$—	$1,043.3
Other revenues	—	1,413.9	26.7	(1,413.9)	26.7
Revenues from external customers	1,043.3	1,413.9	26.7	(1,413.9)	1,070.0
Interest and investment (loss) income, including recognized gains and losses, net	3.9	2.4	369.4	(2.4)	373.3
Total revenues and other income	1,047.2	1,416.3	396.1	(1,416.3)	1,443.3
Depreciation and amortization	38.5	482.4	2.2	(482.4)	40.7
Interest expense	(5.4)	(303.5)	(12.4)	303.5	(17.8)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(80.9)	(540.0)	318.8	540.0	237.9
Income tax expense (benefit)	0.3	(110.0)	23.9	110.0	24.2
(Loss) earnings from continuing operations, before equity in earnings of unconsolidated affiliates	(81.2)	(430.0)	294.9	430.0	213.7
Equity in earnings of unconsolidated affiliates	—	4.2	1.3	(120.6)	(115.1)
(Loss) earnings from continuing operations	$(81.2)	$(425.8)	$296.2	$309.4	$98.6
Assets	$572.8	$9,112.8	$1,519.4	$(9,112.8)	$2,092.2
Goodwill	66.1	2,840.1	—	(2,840.1)	66.1
As of and for the year ended December 31, 2018:

	Restaurant Group	Corporate and Other	Total
	(in millions)
Restaurant revenues	$1,117.8	$—	$1,117.8
Other revenues	—	29.7	29.7
Revenues from external customers	1,117.8	29.7	1,147.5
Interest and investment (loss) income, including recognized gains and losses, net	(2.1)	175.2	173.1
Total revenues and other income	1,115.7	204.9	1,320.6
Depreciation and amortization	44.9	1.4	46.3
Interest expense	(16.0)	11.3	(4.7)
(Loss) earnings from continuing operations, before income taxes and equity in losses of unconsolidated affiliates	(96.8)	119.4	22.6
Income tax expense	0.6	14.4	15.0
(Loss) earnings from continuing operations, before equity in losses of unconsolidated affiliates	(97.4)	105.0	7.6
Equity in earnings (losses) of unconsolidated affiliates	0.1	(16.2)	(16.1)
(Loss) earnings from continuing operations	$(97.3)	$88.8	$(8.5)
Assets	$432.3	$1,027.2	$1,459.5
Goodwill	76.5	—	76.5
The activities in our segments include the following:
•Restaurant Group. This segment consists of the operations of O'Charley's, 99 Restaurants, Legendary Baking, and VIBSQ in which we have 65.4%, 88.5%, 100% and 100% ownership interests, respectively. O'Charley's, 99 Restaurants, Legendary Baking, VIBSQ and their affiliates are the owners and operators of the O'Charley's restaurant concept, Ninety Nine Restaurants restaurant concept, Legendary Baking bakery and the Village Inn and Bakers Square restaurant concepts.
•Dun & Bradstreet. This segment consists of our approximate 18.1% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2020 contained more

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

than 420 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to our initial investment in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Dun & Bradstreet and Optimal Blue Elimination section of the segment presentation above. Our net earnings for the year ended December 31, 2019, includes our equity in Star Parent’s losses for the period from February 8, 2019, the date we made our initial investment in Star Parent, to December 31, 2019. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.
•Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace that supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Thus, we consider Optimal Blue a reportable segment and have included the results of operations of Optimal Blue in the tables above. We account for Optimal Blue using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Optimal Blue's results in the Dun & Bradstreet and Optimal Blue Elimination section of the segment presentation above. Our net earnings for the year ended December 31, 2020, includes our equity in Optimal Blue’s losses for the period from September 15, 2020, the date we made our initial investment in Optimal Blue, to December 31, 2020. See Note D for further discussion of our investment in Optimal Blue and related accounting.
•Corporate and Other.  This aggregation of nonreportable segments consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes. Total assets for this segment as of December 31, 2018 also include the assets of T-System. See Note N Discontinued Operations for further details.
Note R.      Related Party Transactions
FNF
The Company is allocated certain corporate overhead and management services expenses from FNF based on the terms of the CSA and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Total operating expenses allocated from FNF to us was $1.3 million in each of the years ended December 31, 2020, 2019 and 2018.
On January 17, 2020, we completed the purchase of our corporate office headquarters in Las Vegas, Nevada from an affiliate of FNF for $9.3 million.
Trasimene
During the year ended December 31, 2020 we incurred $20.8 million of management fee expenses payable to our Manager, incurred $11.3 million of carried interest expense related to sales and distributions of Company investments, and earned $9.1 million of income related to transaction fees earned by the Manager and allocable to us pursuant to the Management Services Agreement. Such management fees and carried interest expense are recorded in Other operating expenses and transaction fee income is recorded in Interest, investment and other income on our Consolidated Statement of Operations for the year ended December 31, 2020.
Special Purpose Acquisition Company Investments and Commitments
See Note A for discussion of Cannae's investments, and commitments to invest in, FTAC, FTAC II and Trebia, which are sponsored by certain of our directors and affiliates of our Manager.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note S.      Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements that allows entities the option to adopt this standard by recording a cumulative-effect adjustment to opening equity, if necessary, and only include required disclosures for prior periods.
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
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We have completed our evaluation of the impact of this guidance on our Consolidated Financial Statements and related disclosures upon adoption and determined that, based on currently prevailing tax laws and rates, the adoption of this ASU is not expected to have a material impact on our Consolidated Financial Statements and related disclosures. Adoption of this ASU could result in a material change to our accounting for taxes in future interim periods if a change in tax laws or rates occurs in a future interim period as this ASU now requires accounting for such changes to occur in the period in which changes to tax laws or rates are enacted. We did not early adopt this standard.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note T.      Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash paid during the year:
Interest	$5.5	$15.6	$3.3
Income taxes	107.6	48.6	0.2
Operating leases	41.3	62.6	—
Non-cash investing and financing activities:
Acquisition of Ceridian HCM common shares through non-cash private placement investment - see Note A	$—	$—	$(33.4)
Non-cash distribution of LifeWorks from Ceridian	—	—	32.5
Investment in CorroHealth received as partial consideration for T-System	—	60.2	—
Non-cash distribution of CoreLogic stock from Senator JV	112.5	—	—
Non-cash contribution of CoreLogic stock to Senator JV	176.3	—	—
Lease assets recognized in exchange for lease liabilities	65.0	8.5	—
Assets acquired in non-cash acquisition of Legendary Baking and VIBSQ	96.5	—	—
Liabilities assumed in non-cash acquisition of Legendary Baking and VIBSQ	44.4	—	—
Financing obligations assumed by O'Charley's in exchange for property	—	14.6	—
Property obtained by O'Charley's in exchange for stores	—	10.5	—

Note U.         Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a significant impact on the timing or amount of recognition of revenue for our primary sources of revenue. Differences between our historical revenue recognition and revenue that would have been recorded had we retrospectively restated prior periods to conform with ASC Topic 606 are not considered material. We recorded a cumulative effect adjustment to opening equity as of January 1, 2018 of $1.9 million as a result of adoption of ASC Topic 606.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2020	2019	2018
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$534.1	$958.4	$1,023.0
Bakery sales	Restaurant Group	23.4	78.9	88.8
Franchise and other	Restaurant Group	2.2	6.0	6.0
Total restaurant revenue		559.7	1,043.3	1,117.8
Other operating revenue:
Real estate and resort	Corporate and other	24.7	25.9	23.2
Other	Corporate and other	1.3	0.8	6.5
Total other operating revenue		26.0	26.7	29.7
Total operating revenue		585.7	1,070.0	1,147.5
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
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,	December 31,
	2020	2019
	(In millions)
Trade receivables, net	$17.6	$16.0
Deferred revenue (contract liabilities)	23.9	26.4
Trade receivables, net are included in Other current assets on our Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated Balance Sheets. Revenue of $17.5 million was recognized in the year ended December 31, 2020 and was included in Deferred revenue at the beginning of the period.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Items 10-14.
 Within 120 days after the close of our fiscal year, we intend to file with the SEC the matters required by these items.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Cannae Holdings, Inc. and its subsidiaries included in Item 8 of Part II:
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

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

4.2	Description of Common Stock (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020)
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

10.9
Agency Succession Agreement, dated as of March 13, 2018, by and between Cannae Holdings, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018).

10.10
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

10.12
Management Services Agreement, dated as of August 27, 2019, with effect September 1, 2019, by and among the Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 27, 2019)

10.13
Amended and Restated Operating Agreement of Cannae Holdings, LLC, dated August 27, 2019, with effect September 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 27, 2019)

Exhibit Number	Description

10.14
Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco, LLC, dated September 15, 2020, by and among Optimal Blue Holdco, LLC, THL Optimal Blue Blocker Corp., Black Knight Technologies, LLC, Cannae Holdings, LLC and the other Persons who may from time to time become parties thereto in accordance with the terms therein

10.15
Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent and calculation Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 2, 2020).

10.16	Guaranty, dated as of November 30, 2020, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 2, 2020).
10.17
Extension of Corporate Services Agreement, dated October 1, 2020 (executed October 7, 2020), by and between Fidelity National Financial, Inc., and Cannae Holdings, Inc. (incorporated by reference to the Company Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020).

10.18
Subscription Agreement, dated as of December 7, 2020, by and among Foley Trasimene Acquisition Corp. II, Paysafe Limited and Cannae Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 7, 2020).

10.19
Amended and Restated Sponsor Agreement, dated as of December 7, 2020, by and among Foley Trasimene Acquisition Corp. II, Trasimene Capital FT, LP II, Cannae Holdings, Inc., Cannae Holdings, LLC, and the Insiders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 7, 2020).

10.20
Extension of Corporate Services Agreement, dated October 1, 2020 (executed October 7, 2020), by and between Fidelity National Financial, Inc., and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020).

10.21
Subscription Agreement, dated as of January 25, 2021, by and among Foley Trasimene Acquisition Corp., Acrobat Holdings, Inc. and Cannae Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 26, 2021).

10.22	Amended and Restated Sponsor Agreement, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 26, 2021).
10.23
First Amendment to Management Services Agreement, dated as of January 27, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 29, 2021.)

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to report related to Dun & Bradstreet Holdings, Inc. and The Dun & Bradstreet Corporation
23.3	Consent of PricewaterhouseCoopers LLP with respect to reports related to The Dun & Bradstreet Corporation
23.4	Consent of KPMG LLP with respect to report related to Star Parent, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Audited Financial Statements of Dun & Bradstreet Holdings, Inc.
99.2
Audited Financial Statements of Star Parent, L.P. for the Period from February 8, 2019 to December 31, 2019 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K, filed March 25, 2020)

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

Cannae Holdings, Inc.
By:	/s/ David W. Ducommun
David W. Ducommun
President

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Ducommun	President	February 25, 2021
David W. Ducommun	(Principal Executive Officer)

/s/ Bryan D. Coy	Executive Vice President and Chief Financial Officer	February 25, 2021
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 25, 2021
William P. Foley, II

/s/ Hugh R. Harris	Director	February 25, 2021
Hugh R. Harris

/s/ C. Malcolm Holland	Director	February 25, 2021
C. Malcolm Holland

/s/ Mark D. Linehan	Director	February 25, 2021
Mark D. Linehan

/s/ Frank R. Martire	Director	February 25, 2021
Frank R. Martire

/s/ Richard N. Massey	Director	February 25, 2021
Richard N. Massey

/s/ Erika Meinhardt	Director	February 25, 2021
Erika Meinhardt

/s/ James B. Stallings, Jr.	Director	February 25, 2021
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	February 25, 2021
Frank P. Willey