Form 10-Q
period 2021-03-31
Cannae Holdings, Inc.
filed 2021-05-10
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2021 there were 91,655,025 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2021
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$439.7	$724.7
Fixed maturity securities available for sale, at fair value	35.8	35.2
Other current assets	40.5	84.3
Assets held for sale - see Note J	76.9	—
Total current assets	592.9	844.2
Equity securities, at fair value	1,232.3	1,799.1
Investments in unconsolidated affiliates	2,011.1	1,453.0
Lease assets	182.1	202.3
Property and equipment, net	119.6	145.8
Other intangible assets, net	29.2	51.8
Goodwill	53.4	53.4
Other long term investments and non-current assets	84.8	63.8
Total assets	$4,305.4	$4,613.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$78.0	$93.2
Lease liabilities, current	23.2	26.2
Income taxes payable	64.8	47.4
Deferred revenue	17.0	23.9
Notes payable, current	13.9	11.3
Liabilities held for sale - see Note J	40.2	—
Total current liabilities	237.1	202.0
Lease liabilities, long term	176.8	195.6
Deferred tax liability	244.8	325.3
Notes payable, long term	45.8	52.2
Accounts payable and other accrued liabilities, long term	50.6	53.1
Total liabilities	755.1	828.2
Commitments and contingencies - see Note G
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of March 31, 2021 and December 31, 2020; outstanding of 91,655,025 and 91,651,257 shares as of March 31, 2021 and December 31, 2020, respectively, and issued of 92,395,733 and 92,391,965 shares as of March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of March 31, 2021 and December 31, 2020	—	—
Retained earnings	1,696.7	1,929.8
Additional paid-in capital	1,878.3	1,875.8
Less: Treasury stock, 740,708 shares as of March 31, 2021 and December 31, 2020, respectively, at cost	(21.1)	(21.1)
Accumulated other comprehensive loss	(8.7)	(4.9)
Total Cannae shareholders' equity	3,545.2	3,779.6
Noncontrolling interests	5.1	5.6
Total equity	3,550.3	3,785.2
Total liabilities and equity	$4,305.4	$4,613.4
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020

Revenues:
Restaurant revenue	$167.3	$169.9
Other operating revenue	4.6	3.1
Total operating revenues	171.9	173.0
Operating expenses:
Cost of restaurant revenue	147.7	153.1
Personnel costs	12.0	29.2
Depreciation and amortization	7.9	8.4
Other operating expenses	40.3	27.9
Goodwill impairment	—	7.7
Total operating expenses	207.9	226.3
Operating loss	(36.0)	(53.3)
Other income (expense):
Interest, investment and other income	0.9	2.2
Interest expense	(2.1)	(3.8)
Recognized (losses) gains, net	(312.5)	915.1
Total other (expense) income	(313.7)	913.5
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(349.7)	860.2
Income tax (benefit) expense	(62.0)	169.4
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(287.7)	690.8
Equity in earnings (losses) of unconsolidated affiliates	53.9	(52.7)
Net (loss) earnings	(233.8)	638.1
Less: Net loss attributable to non-controlling interests	(0.7)	(9.6)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(233.1)	$647.7
Earnings per share
Basic
Net (loss) earnings per share	$(2.55)	$8.19
Diluted
Net (loss) earnings per share	$(2.55)	$8.17
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	91.5	79.1
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	91.6	79.3
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net (loss) earnings	$(233.8)	$638.1
Other comprehensive (loss) earnings, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.5	5.3
Unrealized losses of investments in unconsolidated affiliates (2)	(4.6)	(3.9)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (3)	0.3	44.3
Other comprehensive (loss) earnings	(3.8)	45.7
Comprehensive (loss) earnings	(237.6)	683.8
Less: Comprehensive loss attributable to noncontrolling interests	(0.7)	(9.6)
Comprehensive (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(236.9)	$693.4
_________________________________

(1)Net of income tax expense of $0.1 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Net of income tax benefit of $1.2 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
(3)Net of income tax expense of $0.1 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	5.3	—	—	—	5.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.9)	—	—	—	(3.9)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	44.3	—	—	—	44.3
Restaurant Group reorganization and deconsolidation of Legendary Baking and VIBSQ	—	—	5.2	—	—	—	—	(10.3)	(5.1)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.1	3.1
Treasury stock repurchases	—	—	—	—	—	0.4	(10.8)	—	(10.8)
Stock-based compensation, consolidated subsidiaries	—	—	1.1	—	—	—	—	—	1.1
Contribution of CSA services from FNF	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	2.7	—	—	—	—	—	2.7
Net earnings (loss)	—	—	—	647.7	—	—	—	(9.6)	638.1
Balance, March 31, 2020	79.7	$—	$1,406.1	$791.3	$(0.2)	0.6	$(16.7)	$24.5	$2,205.0

Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.5	—	—	—	0.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(4.6)	—	—	—	(4.6)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	0.3	—	—	—	0.3
Stock-based compensation, consolidated subsidiaries	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation, unconsolidated affiliates	—	—	1.8	—	—	—	—	—	1.8
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	(233.1)	—	—	—	(0.7)	(233.8)
Balance, March 31, 2021	92.4	$—	$1,878.3	$1,696.7	$(8.7)	0.7	$(21.1)	$5.1	$3,550.3

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,

	2021	2020

Cash flows from operating activities:
Net (loss) earnings	$(233.8)	$638.1
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	7.9	8.4
Equity in (earnings) losses of unconsolidated affiliates	(53.9)	52.7
Distributions from investments in unconsolidated affiliates	5.1	0.5
Recognized gains and losses and asset impairments, net	312.4	(902.0)
Lease asset amortization	5.8	6.2
Stock-based compensation cost	0.7	1.1
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	4.5	8.7
Net decrease (increase) in other assets	27.2	(10.9)
Net decrease in lease liabilities	(6.7)	(8.2)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	(0.8)	2.0
Net change in income taxes	(62.4)	169.1
Net cash provided by (used in) operating activities	6.0	(34.3)
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	2.5	—
Proceeds from partial sale of Ceridian shares	—	283.7
Additions to property and equipment and other intangible assets	(1.9)	(13.6)
Collections of notes receivable	1.6	—
Additions to notes receivable	(12.5)	(11.2)
Proceeds from sales of property and equipment	5.4	—
Investments in Paysafe, net of subscription fees	(494.4)	—
Purchase of warrants of Austerlitz II	(29.6)	—
Additional investments in unconsolidated affiliates	(35.1)	(226.2)
Cash deconsolidated through the Blue Ribbon Reorganization	—	(1.1)
Distributions from investments in unconsolidated affiliates	281.2	—
Net proceeds from sales and maturities of short-term investment securities	—	(0.3)
Net cash (used in) provided by investing activities	(282.8)	31.3
Cash flows from financing activities:
Borrowings	4.6	12.5
Debt service payments	(9.0)	(91.2)
Subsidiary distributions paid to noncontrolling interest shareholders	0.3	—
Sale of noncontrolling interest in consolidated subsidiary	—	3.1
Treasury stock repurchases	—	(10.8)
Net cash used in financing activities	(4.1)	(86.4)
Net decrease in cash and cash equivalents	(280.9)	(89.4)
Cash and cash equivalents of LB and VIBSQ classified as held for sale - see Note J	(4.1)	—
Cash and cash equivalents at beginning of period	724.7	533.7
Cash and cash equivalents at end of period	$439.7	$444.3
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
Description of the Business
We are engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of March 31, 2021 include our minority ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Paysafe Limited ("Paysafe"), Optimal Blue Holdco, LLC ("Optimal Blue"), AmeriLife Group, LLC ("AmeriLife") and QOMPLX, Inc. ("QOMPLX"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity and debt investments.
See Note H for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC (“Trasimene” or our “Manager”).
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2020.
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

Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements (Note C). Actual results may differ from estimates.
Recent Developments
Dun & Bradstreet
On January 8, 2021, D&B completed its acquisition of Bisnode Business Information Group AB (the "Bisnode Acquisition"). In connection with the Bisnode Acquisition, D&B issued an additional 6.2 million shares of its common stock, which resulted in a decrease in our ownership interest in D&B from approximately 18.1% to approximately 17.7%.
Alight
On January 25, 2021, Foley Trasimene Acquisition Corp. ("FTAC") entered into a business combination agreement with Alight Solutions ("Alight"), a leading cloud-based provider of integrated digital human capital and business solutions (the "FTAC Alight Business Combination"). Under the terms of the FTAC Alight Business Combination, FTAC will combine with Alight and Alight will become a publicly traded entity under the name “Alight, Inc.” and symbol ALIT. The FTAC Alight Business Combination will be funded with the cash held in trust at FTAC, forward purchase commitments, private investment

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
in public equity (“PIPE”) commitments and equity of Alight. Completion of the FTAC Alight Business Combination is subject to approval by FTAC stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the transaction, and other customary closing conditions of SPAC business combinations, including the receipt of certain regulatory approvals. The FTAC Alight Business Combination is expected to close in the second quarter of 2021.
On January 25, 2021, Cannae entered into an agreement to purchase 25,000,000 shares of Alight for $250.0 million as part of a subscription to the PIPE (the "Alight Subscription Agreement"). Upon consummation of the FTAC Alight Business Combination, our aggregate investment in Alight is expected to be $404.5 million, inclusive of Cannae's $150.0 million investment commitment under a forward purchase agreement with FTAC (the "FTAC FPA"), the Alight Subscription Agreement and our previous $4.5 million investment in the sponsor of FTAC, and we expect to receive 44,639,500 shares of common stock of Alight which represents approximately 8.3% of the pro forma outstanding common equity of Alight and 8,026,666 warrants to purchase one share of Alight common stock at $11.50 per share. Alight has agreed to pay us a placement fee of $6.3 million as consideration for our subscription.
Paysafe
On March 30, 2021, Foley Trasimene Acquisition Corp. II ("FTAC II") completed its previously announced merger with Paysafe Limited ("Paysafe"), a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The newly combined company operates as Paysafe and is traded on the New York Stock Exchange ("NYSE") under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, PIPE commitments and equity of Paysafe.
In conjunction with the FTAC II Paysafe Merger, Cannae funded its previously announced investments in Paysafe of (a) $350 million as part of our subscription to the PIPE and (b) $150 million as part of our forward purchase agreement with FTAC II entered into on July 31, 2020. For Cannae’s total investment in Paysafe of $504.7 million, Cannae received 54,294,395 common shares and 8,134,067 warrants of Paysafe (the "Paysafe Warrants"). As of March 31, 2021, Cannae, directly and indirectly through our 15% interest in the sponsor of FTAC II, holds approximately 54 million shares or 7.5% of the outstanding common equity of Paysafe. In connection with the investment in the PIPE, Paysafe paid Cannae a fee of $5.6 million as described in the agreement and plan of merger dated December 7, 2020 which was deducted from the basis of our investment.
We account for our investment in common equity of Paysafe as an equity method investment and the Paysafe Warrants as a derivative instrument. See Note C and D for further discussion of our accounting for our investment in common equity of Paysafe. The Paysafe Warrants are included in Other long-term investments and non-current assets on our Condensed Consolidated Balance Sheet as of March 31, 2021.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On February 25, 2021, we entered into a forward purchase agreement (the "Austerlitz I FPA") with Austerlitz Acquisition Corp. I (“Austerlitz I”), a special purpose acquisition company ("SPAC") whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "Austerlitz I Initial Business Combination"). Austerlitz is co-sponsored by entities affiliated with William P. Foley II. Under the Austerlitz I FPA, we will purchase an aggregate of 5,000,000 shares of Austerlitz I’s Class A common stock, plus an aggregate of 1,250,000 redeemable warrants to purchase one share of Austerlitz I's Class A common stock at $11.50 per share for an aggregate purchase price of $50.0 million in a private placement to occur concurrently with the closing of the Austerlitz I Initial Business Combination. Additionally, Cannae invested $1.6 million in the sponsor of Austerlitz I for a 10% indirect economic interest in the founder shares and warrants held by the sponsor. The Austerlitz I FPA is contingent upon the closing of the Austerlitz I Initial Business Combination.
On February 25, 2021, we entered into a forward purchase agreement (the "Austerlitz II FPA") with Austerlitz Acquisition Corp. II (“Austerlitz II”), a SPAC whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "Austerlitz II Initial Business Combination"). Austerlitz II is co-sponsored by entities affiliated with the chairman of our Board of Directors ("Board"), William P. Foley II. Under the Austerlitz II FPA, we will purchase an aggregate of 12,500,000 shares of Austerlitz II’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of Austerlitz II's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the Austerlitz II Initial Business Combination. Additionally, Cannae directly invested $29.6 million for a 20% indirect economic interest in the founder shares held by the sponsor and a direct interest in 19,733,333 private placement warrants of Austerlitz II (the "Austerlitz II Warrants") at the initial public offering. The Austerlitz II FPA is contingent upon the closing of the Austerlitz II Initial Business Combination.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Refer to Note C and E for further discussion of our accounting for the Forward Purchase Agreements (as defined in Note C) and the Austerlitz II Warrants.
QOMPLX
On March 1, 2021, Tailwind Acquisition Corp. ("Tailwind") entered into a business combination agreement to merge with QOMPLX (the "Tailwind QOMPLX Merger"). Completion of the Tailwind QOMPLX Merger is expected to occur in mid-2021, subject to approval by Tailwind’s stockholders and the satisfaction or waiver of other customary closing conditions identified in the business combination agreement entered into by QOMPLX and Tailwind Acquisition Corp.
In conjunction with the Tailwind QOMPLX Merger, Cannae entered into an agreement to purchase 4.6 million shares of common stock of the combined company for $37.5 million as part of a subscription to the PIPE (the "Tailwind Subscription Agreement" and together with the Alight Subscription Agreement, the "Subscription Agreements"). Additionally, Cannae funded a convertible note for $12.5 million, of which the principal and accrued interest thereon will convert into common shares of the combined company upon consummation of the Tailwind QOMPLX Merger. Upon consummation of the Tailwind QOMPLX Merger, our aggregate investment in QOMPLX is expected to be $80.0 million, inclusive of Cannae's historical investment in preferred equity of QOMPLX, and we expect to receive approximately 23.7 million shares of common stock of QOMPLX which is expected to represent an approximate 16% ownership interest in QOMPLX.
See Note C for further discussion of our accounting for the Tailwind Subscription Agreement.
Restaurant Group
In March 2021, we received preliminary, non-binding letters of intent to sell materially all of the assets and liabilities of Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ") and their subsidiaries (the "LOIs"). We currently own 100% of Legendary Baking and VIBSQ. The transactions contemplated by the LOIs are subject to the completion of due diligence by the buyers, receipt of regulatory approvals and other customary conditions. We expect to consummate the sale of Legendary Baking and VIBSQ in fiscal year 2021.
See Note J for further discussion.
Other Developments
On March 1, 2021, we announced that our Board authorized a three-year stock repurchase program, effective February 26, 2021, under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
On March 31, 2021, we closed on a $32.0 million investment in Sightline Payments LLC ("Sightline"), a fintech company that enables cashless, mobile and omni-channel payment solutions for the gaming, lottery, sports betting, entertainment and hospitality businesses. The investment represents 5.1% of the current outstanding membership interests in Sightline and is accounted for as an equity method investment. See Note C for further discussion of the Company's accounting for investments in unconsolidated affiliates.
During the three months ended March 31, 2021, we received distributions of $280.6 million from our joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP. We have no further material ownership interest in the Senator JV.
Related Party Transactions
During the three months ended March 31, 2021 and 2020, we incurred $7.6 million and $4.2 million, respectively, of management fee expenses payable to our Manager, and in the three months ended March 31, 2021, we incurred $17.1 million of carried interest expense related to monetizations of the Company's investments which are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain shares of restricted stock that have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2021 and 2020, there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 17.7% and 19.7% in the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate in the three-month period ended March 31, 2021 compared to the same period in 2020 was primarily attributable to the increased impact of equity in earnings of unconsolidated affiliates on pretax losses in the three months ended March 31, 2021 compared to the impact of equity in losses of unconsolidated affiliates on pretax earnings in the same period in 2020.
We have a Deferred tax liability of $244.8 million as of March 31, 2021 and of $325.3 million as of December 31, 2020. The $80.5 million change in deferred taxes in the three months ended March 31, 2021 is primarily attributable to the tax impact of the fair value markdowns in Ceridian and the Forward Purchase Agreements.
Restricted Cash
Our Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 is $12.5 million of such restricted cash.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our condensed consolidated financial statements.

Note B — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended March 31,
		2021	2020
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$158.1	$167.0
Bakery sales	Restaurant Group	8.2	2.2
Franchise and other	Restaurant Group	1.0	0.7
Total restaurant revenue		167.3	169.9
Other operating revenue:
Real estate and resort	Corporate and other	4.2	2.8
Other	Corporate and other	0.4	0.3
Total other operating revenue		4.6	3.1
Total operating revenues		$171.9	$173.0
Restaurant revenue consists of restaurant sales, bakery sales, and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31,	December 31,
	2021	2020
	(In millions)
Trade receivables, net	$5.0	$17.6
Deferred revenue (contract liabilities)	17.0	23.9
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $4.1 million was recognized in the three months ended March 31, 2021 that was included in Deferred revenue at the beginning of the period.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.8	$35.8
Equity securities:
Ceridian	1,179.8	—	—	1,179.8
Forward Purchase Agreements	—	—	13.9	13.9
Subscription Agreements	—	—	1.0	1.0
Austerlitz II Warrants	—	—	36.1	36.1
Other	1.5	—	—	1.5
Total equity securities:	1,181.3	—	51.0	1,232.3
Other noncurrent assets:
Paysafe Warrants	21.7	—	—	21.7
Total Assets	$1,203.0	$—	$86.8	$1,289.8

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
Forward Purchase Agreements	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total assets	$1,493.4	$—	$340.9	$1,834.3
Fixed Maturity Securities
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. The discount rates used in our determination of the fair value of our Level 3 fixed-maturity securities available for sale varies by security type and ranged from 7.0% to 17.5% as of March 31, 2021 and a weighted average based on relative fair value of the underlying securities of 12.1%. Based on the total fair value of our Level 3 fixed-maturity securities available for sale as of March 31, 2021, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
Equity Securities
On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA" and together with the FTAC FPA, Austerlitz I FPA, and the Austerlitz II FPA, the "Forward Purchase Agreements") with Trebia Acquisition Corp. (“Trebia”), a SPAC incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board, William P. Foley II and Frank R. Martire, respectively. Under the Trebia FPA, we will purchase an aggregate of 7,500,000 Class A ordinary shares of Trebia, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share of Trebia at $11.50 per share for an aggregate purchase price of $75.0 million in a private placement to occur concurrently with the closing of the Trebia Initial Business Combination. The forward purchase is contingent upon the closing of the Trebia Initial Business Combination.
The Forward Purchase Agreements and the Subscription Agreements are accounted for at fair value pursuant to ASC Topic 321 Investment - Equity Securities. We utilized a Monte Carlo Simulation in determining the fair value of these agreements, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The values of the agreements are then calculated as the difference between the future simulated price and the fixed purchase prices for the underlying securities to be purchased pursuant to the Forward Purchase Agreements and the Subscription Agreements. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreements and Subscription Agreements is the probability of consummation of the business combinations of each underlying transaction. The probabilities assigned to the consummation of the Austerlitz I Initial Business Combination, Austerlitz II Initial Business Combination, and the Trebia Initial Business Combination was 90% and the probability assigned to the consummation of the FTAC Alight Business Combination and the Tailwind QOMPLX Merger was 95%. Determination of such probabilities is based on a hybrid approach of both observed success rates of business combinations for SPACs and the sponsors of FTAC, Trebia, Austerlitz I, and Austerlitz II's track record for consummating similar transactions. The announced FTAC Alight Merger and Tailwind QOMPLX Merger were also considered in our determination of the probabilities. Based on the total fair value of the Forward Purchase Agreements and Subscription Agreements as of March 31, 2021, changes in the probabilities utilized will not result in a change in fair value that is significant or material to the Company's financial position or results of operations.
The Austerlitz II Warrants are accounted for at fair value pursuant to ASC Topic 321. We utilized a modified Black-Scholes option pricing formula in determining the fair value of the Austerlitz II Warrants, which is considered to be a Level 3 fair value measurement. The value is calculated based on the common stock price of Austerlitz II at the date of announcement as that is the underlying security. The primary unobservable inputs utilized in determining the fair value of the warrants is the 90% probability of success assigned to the consummation of the Austerlitz II Initial Business Combination (further discussed above).

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2021 and 2020 (in millions).

	Three months ended March 31, 2021					Three months ended March 31, 2020
	Corporate debt	Forward Purchase	Subscription	Austerlitz II		Corporate debt
	securities	Agreements	Agreements	Warrants	Total	securities

Fair value, beginning of period	$35.2	$136.1	$169.6	$—	$340.9	$19.2
Net valuation (loss) and gain included in earnings (1)	—	(21.6)	9.9	6.5	$(5.2)	—
Reclassification to equity method investment in Paysafe and Paysafe Warrants	—	(100.6)	(178.5)	—	$(279.1)	—
Purchase of Austerlitz II Warrants	—	—	—	29.6	$29.6	—
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	$0.6	6.9
Fair value, end of period	$35.8	$13.9	$1.0	$36.1	$86.8	$26.1
_____________________________________
(1) Included in Recognized gains and (losses), net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive (Loss) Earnings
Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the three months ended March 31, 2021 and 2020.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the three months ended March 31, 2021 and 2020 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

Note D — Investments
Equity Securities
Gains on equity securities included in Recognized gains and losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net (losses) and gains recognized during the period on equity securities	$(317.5)	$684.9
Less: net gains recognized during the period on equity securities sold or transferred during the period	9.8	—
Unrealized (loss) and gains recognized during the reporting period on equity securities still held at the reporting date	$(327.3)	$684.9

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2021 and December 31, 2020 consisted of the following (in millions):

	Ownership at March 31, 2021	March 31, 2021	December 31, 2020
Dun & Bradstreet	17.7%	$657.2	$653.2
Paysafe (1)	6.9%	746.9	—
Optimal Blue	20.0%	276.2	279.8
AmeriLife	19.8%	115.4	121.1
Other	various	215.4	398.9
Total		$2,011.1	$1,453.0
_____________________________________
(1) Represents the Company's direct interest in Paysafe. The Company's 0.6% indirect interest in Paysafe held through the sponsor of FTAC II is presented in Other.

Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2021 and 2020 consisted of the following (in millions):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Dun & Bradstreet	(6.4)	$10.1
Ceridian (1)	—	1.5
Optimal Blue	(4.0)	—
Senator JV	(1.2)	(58.8)
AmeriLife	(5.9)	—
Other	71.4	(5.5)
Total	$53.9	$(52.7)
_____________________________________
(1) The amount for the three months ended March 31, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.
Dun & Bradstreet
Based on quoted market prices, the aggregate value of our ownership of Dun & Bradstreet common stock was $1.8 billion as of March 31, 2021.
As of March 31, 2021, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our investment under the equity method because we continue to exert significant influence through our 17.7% ownership, because certain of our senior management and directors serve on D&B's board of directors, and because we are party to an agreement with other of its equity sponsors, which collectively own greater than 50% of the outstanding voting equity of Dun & Bradstreet, pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
Effective January 1, 2021, D&B made a change in accounting principle related to removal of lag accounting for its international operations which they believe to be preferable. The change in accounting policy was applied retrospectively by D&B. The impact of this change in accounting principle did not have a material impact to our results of operations or financial condition and was applied to our current period accounting for our investment in D&B.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. Financial information for the three months ended March 31, 2020 represents that of Star Parent, L.P. ("Star Parent"), the former parent of D&B through which the Company was invested prior to D&B's initial public offering in July 2020.

	March 31, 2021	December 31, 2020
	(In millions)
Total current assets	$673.2	$874.4
Goodwill and other intangible assets, net	8,475.9	7,672.7
Other assets	775.8	673.2
Total assets	$9,924.9	$9,220.3

Current liabilities	$996.3	$828.1
Long-term debt	3,548.0	3,255.8
Other non-current liabilities	1,702.4	1,552.5
Total liabilities	6,246.7	5,636.4
Total equity	3,678.2	3,583.9
Total liabilities and equity	$9,924.9	$9,220.3

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(In millions)
Total revenues	$504.5	$395.7
Loss before income taxes	(33.7)	(0.6)
Net (loss) income	(23.3)	74.3
Dividends attributable to preferred equity and noncontrolling interest expense	(1.7)	(32.4)
Net (loss) earnings attributable to Dun & Bradstreet	(25.0)	41.9

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

	March 31, 2021	December 31, 2020
	(In millions)
Total current assets	$36.6	$38.0
Goodwill and other intangible assets, net	1,802.4	1,831.3
Other assets	100.9	100.1
Total assets	$1,939.9	$1,969.4

Current liabilities	$22.0	$28.9
Long-term debt	493.3	493.0
Other non-current liabilities	101.4	105.0
Total liabilities	616.7	626.9
Redeemable member's interest	578.0	578.0
Additional paid-in capital	815.2	813.0
Retained deficit	(70.0)	(48.5)
Total redeemable member's interest and equity	1,323.2	1,342.5
Total liabilities, redeemable member's interest and equity	$1,939.9	$1,969.4

Three Months Ended March 31, 2021
(In millions)
Total revenues	$41.6
Operating loss	(17.2)
Net loss	(21.5)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Paysafe
On March 30, 2021, we closed on our $500.0 million investment in Paysafe. We account for our investment in Paysafe as an equity method investment.
Based on quoted market prices, the aggregate value of our direct and indirect ownership of Paysafe common stock was $729.6 million as of March 31, 2021.
As of March 31, 2021, we hold less than 20% of the outstanding common equity of Paysafe but we account for our investment under the equity method because we continue to exert significant influence through our 7.5% ownership, because certain of our senior management and directors serve on Paysafe's board of directors, and because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe.
As of March 31, 2021, there is a $567.8 million difference between the amount of our recorded direct investment in Paysafe and the amount of the Company's ratable portion of the underlying equity in net assets of Paysafe. We are currently evaluating the accounting treatment of such difference.
Because of the timing of the closing of the transaction, there is no equity in earnings or loss of Paysafe included in the Company's results of operations for the three months ended March 31, 2021. Preliminary summarized balance sheet information for Paysafe for the relevant dates and time periods included in Investments in unconsolidated affiliates in our Condensed Consolidated Balance Sheets is presented below.

March 31, 2021
(In millions)
Total current assets	$1,978.0
Goodwill and other intangible assets, net	4,929.0
Other assets	70.5
Total assets	$6,977.5

Current liabilities	$1,757.0
Long-term debt	2,052.6
Other liabilities	425.2
Total liabilities	4,234.8
Total equity	2,742.7
Total liabilities and equity	$6,977.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, there is no equity in earnings or loss of AmeriLife included in the Company's results of operations for the three months ended March 31, 2020 and our net earnings for the three months ended March 31, 2021 includes our equity in AmeriLife’s losses for the three months ended December 31, 2020.

	March 31, 2021	December 31, 2020
	(In millions)
Total current assets	$140.7	$108.5
Goodwill and other intangible assets, net	1,576.6	1,370.4
Other assets	22.7	16.4
Total assets	$1,740.0	$1,495.3

Current liabilities	$80.3	$53.1
Long-term debt	801.2	645.2
Other non-current liabilities	24.4	14.7
Total liabilities	905.9	713.0
Member's equity	583.2	607.4
Noncontrolling interest - nonredeemable	250.9	174.9
Total member's equity	834.1	782.3
Total liabilities and member's equity	$1,740.0	$1,495.3

Three Months Ended March 31, 2021
(In millions)
Total revenues	$131.0
Operating income	(2.4)
Net loss	(13.7)
Income attributable to noncontrolling interests	11.1
Net loss attributable to AmeriLife	(24.8)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Fixed Maturity Securities
 The carrying amounts and fair values of our available for sale fixed maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$35.8	$22.1	$13.7	$—	$35.8
Total	$35.8	$22.1	$13.7	$—	$35.8

	December 31, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$35.2	$22.0	$13.2	$—	$35.2
Total	$35.2	$22.0	$13.2	$—	$35.2

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase.
As of March 31, 2021, $35.3 million of the fixed maturity securities in our investment portfolio had a maturity of less than one year and $0.5 million had a maturity of greater than one year, but less than five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
During the three months ended March 31, 2021 and 2020, we incurred no other-than-temporary impairment charges relating to corporate debt securities.
As of March 31, 2021, we held corporate debt securities with a fair value of $17.0 million for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio. Unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our results of operations.
Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of March 31, 2021, we have $30.0 million recorded for our investment in the equity of QOMPLX, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

Note E.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended March 31, 2021 and December 31, 2020, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2021 and December 31, 2020, of which we are not the primary beneficiary:

	March 31, 2021		December 31, 2020
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$86.8	$86.8	$299.7	$299.7
Forward Purchase Agreements and Subscription Agreements	14.9	14.9	305.7	305.7

Investments in Unconsolidated Affiliates
We hold variable interests in certain unconsolidated affiliates, which are primarily comprised of our investments in the sponsors of FTAC, Trebia, Austerlitz I and Austerlitz II; and funds that hold minority ownership interests primarily in healthcare-related entities. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
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
Forward Purchase Agreements
In addition to the Forward Purchase Agreements and Subscription Agreements, the Company made investments in the sponsors of FTAC, Trebia, Austerlitz I and Austerlitz II, which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The assets represented by the Forward Purchase Agreements and Subscription Agreements are accounted for as investments in equity securities pursuant to ASC 321 and are included in Equity securities on the Condensed Consolidated Balance Sheet as of March 31, 2021. See Notes C and D for further information on our accounting for equity securities.

Note F — Notes Payable
Notes payable consists of the following:

	March 31, 2021	December 31, 2020
	(In millions)
99 Term Loan	$15.7	$16.8
99 Revolver	3.5	5.0
2020 Margin Facility	—	—
FNF Revolver	—	—
Brasada Interstate Loans	13.0	13.1
Other	27.5	28.6
Notes payable, total	$59.7	$63.5
Less: Notes payable, current	13.9	11.3
Notes payable, long term	$45.8	$52.2
At March 31, 2021, the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of the loans under the 99 Restaurants Credit Facility and the B Note, Development Loan and Line of Credit Loan pursuant to the Interstate Credit Agreement, each as defined below, approximate fair value as they are variable rate instruments with monthly reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of March 31, 2021.
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
As of March 31, 2021, there was no outstanding balance and $100.0 million of capacity under the 2020 Margin Facility with an option to increase the capacity to $500.0 million upon amendment.
99 Restaurants Credit Facility
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility"), as amended from time to time, with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. The 99 Restaurants Credit Facility also allows for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt from Fifth Third Bank as the administrative agent. The obligations of the 99 Restaurants LLC under the 99 Restaurants Credit Facility are guaranteed by 99 Restaurants. The 99 Restaurants Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Borrower’s creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The 99 Restaurants Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). The 99 Restaurants Credit Facility provides that, upon the occurrence of an event of default, Fifth Third Bank, as administrative agent, may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to Fifth Third Bank or the lenders under the loan documents. On December 1, 2020, 99 Restaurants LLC entered into a waiver, consent and amendment to the 99 Restaurants Credit Facility pursuant to which a payment was made, and the borrowing capacity under the 99 Revolver was permanently reduced by, $7.5 million, the borrowing capacity under the 99 Revolver will be reduced by another $2.5 million in 2021, the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
applicable margin was increased by 1.00% with respect to both Base Rate Loans and LIBOR Loans, the lender's commitment to provide the 99 DLOC Loan was terminated, and certain of the financial covenants were added or waived until the second quarter of 2021, among other changes.
As of March 31, 2021, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 4.63% and 6.75%, respectively, and there is $2.0 million of aggregate borrowing capacity under the 99 Revolver.
Brasada Interstate Loans
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae ("NV Brasada"), entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"). On June 13, 2018, the Interstate Credit Agreement was modified to add an additional line of credit of $3.6 million ("C Note") and to assign the loan from the Bank of the Cascades to First Interstate Bank. Pursuant to the Acquisition Loan, NV Brasada executed a $6.3 million ("A Note"), which accrues interest at a rate of 4.51% per annum and matures on the tenth anniversary of the issuance thereof, and a $6.3 million ("B Note"), which accrues interest at the rate of LIBOR plus 225 basis points, adjusted monthly, and matures on the tenth anniversary of the issuance thereof. NV Brasada makes equal monthly payments of principal and interest under the Acquisition Loan. The Interstate Loans are secured by certain single-family residential lots that can be sold for construction, owned by NV Brasada, and certain other operating assets owned by NV Brasada. The Company does not provide any guaranty or stock pledge under the Interstate Credit Agreement.
As of March 31, 2021, the B Note, C Note and Line of Credit Loan incurred interest at 2.36%.
FNF Revolver
On November 17, 2017, Fidelity National Financial, Inc. ("FNF") issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million (the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us in increments of $1.0 million, with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the FNF Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
As of March 31, 2021, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at March 31, 2021 are as follows (in millions):

2021 (remaining)	$12.9
2022	6.8
2023	29.2
2024	0.9
2025	0.6
Thereafter	10.2
Total	$60.6

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of March 31, 2021 and December 31, 2020, our accruals for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. The defendants will contest the remaining claims in the action vigorously.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2021 to determine the amount of the obligations. Purchase obligations as of March 31, 2021 are as follows (in millions):

2021 (remaining)	$70.6
2022	12.8
2023	7.8
2024	7.0
2025	5.9
Thereafter	6.8
Total purchase commitments	$110.9

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
On March 30, 2021, we closed on our investment in Paysafe. We account for our investment in Paysafe as an equity method investment. Because we closed on our investment in Paysafe at the end of the first quarter of 2021, there is no equity in earnings or loss of Paysafe included in our results of operations for the three months ended March 31, 2021. We expect our chief operating decision maker will review the full financial results of Paysafe for purposes of assessing performance and allocating resources of the Company. Thus, we expect to include the full financial results of Paysafe in the table below in the second quarter of 2021 and present an elimination of such results in a manner similar to Dun & Bradstreet as described below.
Beginning in the three months ended March 31, 2021, AmeriLife exceeded certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and we began considering AmeriLife a reportable segment. We made our initial investment in AmeriLife in March 18, 2020. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, there is no equity in earnings or loss of AmeriLife included in our results of operations for the three months ended March 31, 2020.
As of and for the three months ended March 31, 2021:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	AmeriLife	Corporate and Other	Dun & Bradstreet, Optimal Blue and AmeriLife Elimination	Total
	(in millions)
Restaurant revenues	$167.3	$—	$—	$—	$—	$—	$167.3
Other operating revenues	—	504.5	41.6	131.0	4.6	(677.1)	4.6
Revenues from external customers	167.3	504.5	41.6	131.0	4.6	(677.1)	171.9
Interest, investment and other income, including recognized gains and losses, net	0.2	6.9	—	—	(311.8)	(6.9)	(311.6)
Total revenues and other income	167.5	511.4	41.6	131.0	(307.2)	(684.0)	(139.7)
Depreciation and amortization	7.2	149.7	34.2	17.2	0.7	(201.1)	7.9
Interest expense	(2.4)	(48.9)	(7.8)	(11.2)	0.3	67.9	(2.1)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(8.0)	(33.7)	(25.0)	(13.7)	(341.7)	72.4	(349.7)
Income tax benefit	—	(9.8)	(3.5)	—	(62.0)	13.3	(62.0)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(8.0)	(23.9)	(21.5)	(13.7)	(279.7)	59.1	(287.7)
Equity in earnings (losses) of unconsolidated affiliates	—	0.6	—	—	70.1	(16.8)	53.9
Net loss from continuing operations	$(8.0)	$(23.3)	$(21.5)	$(13.7)	$(209.6)	$42.3	$(233.8)
Assets	$503.5	$9,924.9	$1,939.9	$1,740.0	$3,801.9	$(13,604.8)	$4,305.4
Goodwill	53.4	3,318.2	1,236.8	846.9	—	(5,401.9)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
As of and for the three months ended March 31, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Dun & Bradstreet Elimination	Total
	(in millions)
Restaurant revenues	$169.9	$—	$—	$—	$169.9
Other operating revenues	—	395.7	3.1	(395.7)	3.1
Revenues from external customers	169.9	395.7	3.1	(395.7)	173.0
Interest investment and other income, including recognized gains and losses, net	7.8	89.6	909.5	(89.6)	917.3
Total revenues and other income	177.7	485.3	912.6	(485.3)	1,090.3
Depreciation and amortization	7.7	134.4	0.7	(134.4)	8.4
Interest expense	(3.1)	(83.0)	(0.7)	83.0	(3.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(20.9)	(0.6)	881.1	0.6	860.2
Income tax (benefit) expense	—	(74.2)	169.4	74.2	169.4
(Loss) earnings before equity in earnings of unconsolidated affiliates	(20.9)	73.6	711.7	(73.6)	690.8
Equity in earnings (losses) of unconsolidated affiliates	(5.2)	0.7	(57.7)	9.5	(52.7)
Net (loss) earnings from continuing operations	$(26.1)	$74.3	$654.0	$(64.1)	$638.1
Assets	$419.7	$9,139.1	$2,285.4	$(9,139.1)	$2,705.1
Goodwill	53.5	2,848.7	—	(2,848.7)	53.5

The activities in our segments include the following:
•Restaurant Group. This segment consists of the operations of O'Charley's, 99 Restaurants, Legendary Baking, and VIBSQ in which we had 65.4%, 88.5%, 100% and 100% ownership interests, respectively. O'Charley's, 99 Restaurants, Legendary Baking, VIBSQ and their affiliates are the owners and operators of the O'Charley's restaurant concept, Ninety Nine Restaurants restaurant concept, Legendary Baking bakery and the Village Inn and Bakers Square restaurant concepts.
•Dun & Bradstreet. This segment consists of our 17.7% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance sales force productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2020 contained more than 420 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to our initial investment in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Dun & Bradstreet, Optimal Blue and AmeriLife Elimination section of the segment presentation above. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.
•Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue, which we acquired on September 15, 2020. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace which supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Thus, we consider Optimal Blue a reportable segment and have included the results of operations of Optimal Blue in the tables above. We account for Optimal Blue using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Optimal Blue's

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
results in the Dun & Bradstreet, Optimal Blue and AmeriLife Elimination section of the segment presentation above. See Note D for further discussion of our investment in Optimal Blue and related accounting.
•AmeriLife. This segment consists of our 19.8% ownership interest in AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations. AmeriLife exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of AmeriLife for purposes of assessing performance and allocating resources. Thus, we consider AmeriLife a reportable segment and have included the results of operations of AmeriLife in the tables above. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag and therefore its results do not consolidate into ours. Our net earnings and the segment tables above for the three months ended March 31, 2021 includes our equity in AmeriLife’s losses for the period from September 30, 2020 through December 31, 2020. Accordingly, we have presented the elimination of AmeriLife's results in the Dun & Bradstreet, Optimal Blue and AmeriLife Elimination section of the segment presentation above. See Note D for further discussion of our investment in AmeriLife and related accounting.
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

	Three months ended March 31,
	2021	2020
	(In millions)
Cash paid during the period:
Interest	$1.3	$2.3
Income taxes	—	0.2
Operating leases	10.2	11.5

Note J — Assets Held for Sale
In March 2021, the Company received the LOIs for the sale of all of our ownership interests in Legendary Baking and VIBSQ. As a result of the Company's plan to sell Legendary Baking and VIBSQ and receipt of the LOIs, we have reclassified the assets and liabilities of Legendary Baking and VIBSQ as assets and liabilities held for sale on our Condensed Consolidated Balance Sheet as of March 31, 2021.
The carrying amounts of the major classes of assets and liabilities included as part of the disposal groups classified as held for sale is presented below:

March 31, 2021
(In millions)
Assets
Cash and cash equivalents	$4.7
Trade receivables, net	8.1
Inventory	8.5
Property and equipment, net	20.7
Right of use assets	16.8
Intangible assets	21.4
Other assets	3.7
Valuation allowance	(7.0)
Total Assets	$76.9

Liabilities
Accounts payable and other accrued liabilities	$21.1
Lease liabilities	16.5
Other liabilities	2.6
Total liabilities	$40.2
We recorded a loss of $7.0 million as a result of classifying Legendary Baking and VIBSQ as held for sale which is included in Recognized (losses) gains, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. These disposal groups are included in the Restaurant Group segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); the overall impact of the outbreak of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from Fidelity National Financial, Inc., including the Investment Company Act of 1940; risks related to our Externalization; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report") and other filings with the SEC.

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

Business Trends and Conditions
Dun & Bradstreet. Businesses rely on business-to-business data and analytics providers to extract data-driven insights and make better decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, businesses face increasingly complex and global supply chains, making the assessment of compliance and viability of all suppliers prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the proliferation of customer relationship management, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospecting growth activities. While these tools are helping to fill sales funnels and improve the progression of opportunities, key challenges remain in sales force productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.
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
COVID-19. In March 2020, the outbreak of COVID-19 was declared a national health emergency in the United States and worldwide. As a result of the unprecedented social restrictions related to COVID-19, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020 and continuing through the end of the year. In response to the outbreak and these changing conditions, our Restaurant Group brands closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed to dine in customers through early May 2020. During such time, most of our restaurants were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand made such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations.
Timing of reopening stores and resulting guest traffic has varied by jurisdiction. In the second half of 2020, our Restaurant Group experienced a gradual increase in guest traffic and revenues compared to the first half of 2020; however, the volume of customers visiting our stores remained below our historical levels through December 31, 2020. We experienced an increase in revenues from to-go and delivery sales from historical experience; however, comparable store sales across all of our restaurant brands remained depressed compared to previous years.
Coinciding with the first available vaccines for COVID-19 in December 2020, capacity restrictions on dining rooms began to ease in most jurisdictions in which our Restaurant Group operates. Furthermore, the U.S. Treasury provided a new round of stimulus through direct payments to U.S. citizens. Through the three months ended March 31, 2021, we are still operating a limited number of restaurants with restricted capacity. Uncertainty remains regarding the continued rate of immunization in the public, timing of an economic recovery, and changed guest decision-making with regard to dining in restaurants.
The COVID-19 outbreak and these responses have affected and may continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs. See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection below.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2021	2020
	(Dollars in millions)
Revenues:
Restaurant revenue	$167.3	$169.9
Other operating revenue	4.6	3.1
Total operating revenues	171.9	173.0
Operating expenses:
Cost of restaurant revenue	147.7	153.1
Personnel costs	12.0	29.2
Depreciation and amortization	7.9	8.4
Other operating expenses	40.3	27.9
Goodwill impairment	—	7.7
Total operating expenses	207.9	226.3
Operating loss	(36.0)	(53.3)
Other income (expense):
Interest, investment and other income	0.9	2.2
Interest expense	(2.1)	(3.8)
Recognized (losses) gains, net	(312.5)	915.1
Total other (expense) income	(313.7)	913.5
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(349.7)	860.2
Income tax (benefit) expense	(62.0)	169.4
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(287.7)	690.8
Equity in earnings (losses) of unconsolidated affiliates	53.9	(52.7)
Net (loss) earnings	(233.8)	638.1
Less: Net loss attributable to non-controlling interests	(0.7)	(9.6)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(233.1)	$647.7
 Revenues.
Total revenues decreased $1.1 million, or 0.6%, in the three months ended March 31, 2021 compared to the corresponding period in 2020.
Net earnings attributable to Cannae Holdings, Inc. common shareholders decreased $880.8 million, or 136.0%, in the three months ended March 31, 2021 compared to the corresponding period in 2020.
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
Income tax (benefit) was $62.0 million and income tax expense was $169.4 million in the three-month periods ended March 31, 2021 and 2020, respectively. Our effective tax rate was 17.7% and 19.7% in the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income or earnings of unconsolidated affiliates.
Other.
Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2021 and 2020 consisted of the following (in millions):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Dun & Bradstreet	$(6.4)	$10.1
Ceridian (1)	—	1.5
Optimal Blue	(4.0)	—
Senator JV	(1.2)	(58.8)
AmeriLife	(5.9)	—
Other	71.4	(5.5)
Total	$53.9	$(52.7)
_____________________________________
(1) The amount for the three months ended March 31, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.

Other equity in earnings (losses) of unconsolidated affiliates in the table above for the three months ended March 31, 2021 includes the Company's ratable share of the gain recorded by the sponsor of FTAC II associated with the sponsor's accounting for its investment in Paysafe.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2021	2020
	(In millions)
Revenues:
Restaurant revenue	$167.3	$169.9
Total operating revenues	167.3	169.9
Operating expenses:
Cost of restaurant revenue	147.7	153.1
Personnel costs	8.2	8.5
Depreciation and amortization	7.2	7.7
Other operating expenses	10.0	18.5
Goodwill impairment	—	7.7
Total operating expenses	173.1	195.5
Operating loss	(5.8)	(25.6)
Other income (expense):
Interest expense	(2.4)	(3.1)
Recognized gains, net	0.2	7.8
Total other (expense) income	(2.2)	4.7
Loss before income taxes and equity in losses of unconsolidated affiliates	$(8.0)	$(20.9)
Total revenues for the Restaurant group segment decreased $2.6 million, or 1.5%, in the three months ended March 31, 2021 compared to the corresponding periods in 2020. The decrease was primarily driven by: (1) an overall decrease in comparable store sales (discussed in further detail below) driven by continued recovery from the COVID-19 pandemic and the related social restrictions imposed by state and local governments beginning in March 2020, which resulted in the closing of dining rooms for substantially all of our restaurants beginning in late March 2020 and (2) the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn, and Baker's Square concepts subsequent to the prior year periods. The decrease was partially offset by increased revenue related to the reconsolidation of Legendary Baking and VIBSQ beginning October 2, 2020 as part of their emergence from bankruptcy.
Revenue of $20.5 million was recorded in the three months ended March 31, 2020 associated with stores closed subsequent to March 31, 2020. Revenue associated with our Blue Ribbon brands was $19.6 million and $17.8 million in the three months ended March 31, 2021 and 2020, respectively.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's brand increased by 8.6%. The increase is attributable to the closure of underperforming stores and the impact of COVID-19 on sales in March 2020. Comparable store sales for our 99 Restaurants, Village Inn, and Baker's Square brands decreased 7.7%, 12.5%, and 31.5% respectively, in the three months ended March 31, 2021 compared to the comparable periods in 2020. The decrease is primarily attributable to the continued impact of COVID-19 for the full quarter ended March 31, 2021 compared to an impact of approximately two weeks for the quarter ended March 31, 2020. The decrease was partially offset by an overall increase in the average guest check in the 2021 period compared to the corresponding 2020 period.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.3% and 90.1% in the three months ended March 31, 2021 and 2020, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenue in the three months ended March 31, 2021 compared to the comparable period in 2020 is primarily attributable to improvements in overall labor costs resulting from a gradual return of the workforce during the recovery from the COVID-19 pandemic, partially offset by increased costs of food and supplies.
Other operating expense decreased $8.5 million, or 45.9%, in the three months ended March 31, 2021 from the corresponding period in 2020. The decrease is primarily attributable to the impairment of assets of $6.8 million in the three months ended March 31, 2020 along with a decrease in spending on advertising at O'Charley's and 99 Restaurants in the three months ended March 31, 2021 compared to the comparable period in 2020.
Recognized gains and losses, net for the three months ended March 31, 2020 includes a gain of $26.5 million as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment in Blue Ribbon of $18.6 million.
Loss before income taxes decreased by $12.9 million, or 61.7%, in the three months ended March 31, 2021 from the corresponding periods in 2020. The decrease in loss was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of March 31, 2021, we own approximately 17.7% of the outstanding common stock of Dun & Bradstreet. We account for our investment in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. Financial information for the three months ended March 31, 2020 represents that of Star Parent, L.P. ("Star Parent"), the former parent of D&B through which the Company was invested prior to D&B's initial public offering in July 2020.

	Three months ended March 31,
	2021	2020
	(In millions)
Total revenues	$504.5	$395.7
Loss before income taxes	(33.7)	(0.6)
Net (loss) earnings	(23.3)	74.3
Dividends attributable to preferred equity and noncontrolling interest expense	(1.7)	(32.4)
Net (loss) income attributable to Dun & Bradstreet	(25.0)	41.9
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

Three Months Ended March 31, 2021
(In millions)
Total revenues	$41.6
Operating loss	(17.2)
Net loss	(21.5)

AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, there is no equity in earning or loss of AmeriLife included in the Company's results of operations for the three months ended March 31, 2020 and our net earnings for the three months ended March 31, 2021 includes our equity in AmeriLife’s losses for the period from September 30, 2020 through December 31, 2020.

Three Months Ended March 31, 2021
(In millions)
Total revenues	$131.0
Operating income	(2.4)
Net loss	(13.7)
Income attributable to noncontrolling interests	11.1
Net loss attributable to AmeriLife	(24.8)
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2021	2020
	(In millions)
Revenues:
Other operating revenue	$4.6	$3.1
Operating expenses:
Personnel costs	3.8	20.7
Depreciation and amortization	0.7	0.7
Other operating expenses	30.3	9.4
Total operating expenses	34.8	30.8
Operating loss	(30.2)	(27.7)
Other income (expense):
Interest, investment and other income	0.9	2.2
Interest expense	0.3	(0.7)
Recognized (losses) gains, net	(312.7)	907.3
Total other (expense) income	(311.5)	908.8
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	$(341.7)	$881.1
Personnel costs decreased $16.9 million in the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease was primarily driven by $16.8 million in investment success bonuses paid in the 2020 period related to our sales of shares of Ceridian paid in 2020.
Other operating expenses increased by $20.9 million in the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily driven by $17.1 million of carried interest expense incurred with our Manager related to distributions received by the Company from the Senator JV.
Recognized (losses) gains, net, decreased $1,220.0 million in the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease is primarily attributable to a loss of $312.1 million on our equity securities of Ceridian in the three months ended March 31, 2021 compared to a gain of $223.1 million on the sale of a portion of our holdings of Ceridian stock in February 2020 and a gain of $684.9 million on our change in accounting for our investment in Ceridian in the 2020 period. See Note D for further information on recognized gains on equity securities.
(Loss) earnings before income taxes decreased $1,222.8 million in the three months ended March 31, 2021 compared to the corresponding period in 2020. The decreased earnings was primarily attributable to the factors noted above.

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
As of March 31, 2021, we had cash and cash equivalents of $439.7 million, of which $387.2 million was cash held by the corporate holding company, and $200.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $400.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including future investments, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows provided by (used in) operations for the three months ended March 31, 2021 and 2020 totaled $6.0 million and $(34.3) million, respectively. The increase in cash provided by (decrease in cash used in) operations of $40.3 million is primarily attributable to the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the three months ended March 31, 2021 and 2020 were $(282.8) million and $31.3 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $314.1 million in the 2021 period from the 2020 period is primarily attributable to a net increase in new and additional investments in unconsolidated affiliates of 303.3 million in the 2021 period compared to the 2020 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $1.9 million and $13.6 million for the three-month periods ended March 31, 2021 and 2020, respectively. The capital expenditures in 2021 and 2020 primarily consisted of purchases of property and equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2021 and 2020 were $4.1 million and $86.4 million, respectively. The decrease in cash used in financing activities of $82.3 million is primarily attributable to a net decrease in debt proceeds net of service payments of $4.4 million in the 2021 period compared to $78.7 in the 2020 period and $10.8 million of cash paid for purchases of Treasury stock in the 2020 period.
Financing Arrangements. For a description of our financing arrangements, see Note F included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and other debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.
Operating lease payments include the expected future rent payments of the Company and its operating subsidiaries, primarily for the Restaurant Group. The operating leases are accounted for pursuant to ASC 842 Leases.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and

the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2021 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,024.9 million as of March 31, 2021.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations which are accounted for as failed sale and leaseback transactions.
As of March 31, 2021, our required annual payments relating to these contractual obligations were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Operating lease payments	$27.4	$35.6	$32.2	$24.2	$21.2	$146.6	$287.2
Unconditional purchase obligations	70.6	12.8	7.8	7.0	5.9	6.8	110.9
Notes payable	12.9	6.8	29.2	0.9	0.6	10.2	60.6
Management fees payable to Manager	22.4	29.8	29.8	24.9	—	—	106.9
Restaurant Group financing obligations	2.5	3.4	3.4	3.4	3.5	24.3	40.5
Total	$135.8	$88.4	$102.4	$60.4	$31.2	$187.9	$606.1
See Note A and Note C to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our commitments to fund the Forward Purchase Agreement and Subscription Agreements.
Capital Stock Transactions. On September 19, 2019, our Board of Directors approved a three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors.
On March 1, 2021, we announced that our Board has authorized an additional three-year stock repurchase program, effective February 26, 2021 (the "2021 Repurchase Program"), under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
We did not repurchase any shares of CNNE common stock during the three months ended March 31, 2021 under either the 2019 Repurchase Program or the 2021 Repurchase Program. Since the original commencement of the 2019 Repurchase Program through market close on March 31, 2021, we repurchased a total of 688,416 common shares for approximately $19.3 million in the aggregate, or an average of $28.06 per share.
Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Subscription Agreement, dated as of January 25, 2021, by and among Foley Trasimene Acquisition Corp., Acrobat Holdings, Inc. and Cannae Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 27, 2021).

10.2*	Amended and Restated Sponsor Agreement, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 27, 2021).

10.3
First Amendment to Management Services Agreement, dated as of January 27, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 29, 2021).

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
* Certain schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. Cannae Holdings, Inc. agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2021	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)