Form 10-Q/A
period 2021-03-31
Cannae Holdings, Inc.
filed 2021-08-02
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A is being filed with respect to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 filed by Cannae Holdings, Inc. (the "Registrant") with the Securities and Exchange Commission (the "SEC") on May 10, 2021 (the “Original Form 10-Q”). This Amendment is being filed solely to correct inadvertent omissions to the certifications filed as Exhibits 31.1 and 31.2 to the Original Form 10-Q.
The certifications previously filed as Exhibits 31.1 and 31.2 to the Original Form 10-Q are hereby replaced in their entirety with Exhibits 31.1 and 31.2, respectively, filed herewith.
The Original Form 10-Q is hereby included and re-filed in its entirety. Except for the revisions to correct the inadvertent omissions in Exhibits 31.1 and 31.2, this Amendment does not purport to amend, restate, or otherwise update the information contained in the Original Form 10-Q, or reflect any events that have occurred after the Original Form 10-Q was filed. Accordingly, the Original Form 10-Q, as amended hereby, continues to speak as of the initial filing date of the Original Form 10-Q, and this Amendment should be read in conjunction with the Original Form 10-Q and the Registrant's other filings with the SEC.

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
Recognized gains and losses, net for the three months ended March 31, 2020 includes a gain of ### as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment in Blue Ribbon of ###.
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

Date:	July 30, 2021	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)