Form 10-Q
period 2021-06-30
Cannae Holdings, Inc.
filed 2021-08-06
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2021 there were 88,926,857 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2021
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$271.2	$724.7
Fixed maturity securities available for sale, at fair value	—	35.2
Other current assets	40.9	84.3
Assets held for sale - see Note J	104.4	—
Total current assets	416.5	844.2
Equity securities, at fair value	1,169.1	1,799.1
Investments in unconsolidated affiliates	1,988.7	1,453.0
Lease assets	178.1	202.3
Property and equipment, net	102.5	145.8
Other intangible assets, net	28.6	51.8
Goodwill	53.4	53.4
Other long term investments and non-current assets	502.7	63.8
Total assets	$4,439.6	$4,613.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$161.0	$93.2
Lease liabilities, current	23.5	26.2
Income taxes payable	48.9	47.4
Deferred revenue	15.6	23.9
Notes payable, current	26.8	11.3
Liabilities held for sale - see Note J	43.1	—
Total current liabilities	318.9	202.0
Lease liabilities, long term	171.2	195.6
Deferred tax liability	243.3	325.3
Notes payable, long term	24.7	52.2
Accounts payable and other accrued liabilities, long term	48.0	53.1
Total liabilities	806.1	828.2
Commitments and contingencies - see Note G
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2021 and December 31, 2020; outstanding of 89,126,857 and 91,651,257 shares as of June 30, 2021 and December 31, 2020, respectively, and issued of 92,395,733 and 92,391,965 shares as of June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2021 and December 31, 2020	—	—
Retained earnings	1,873.1	1,929.8
Additional paid-in capital	1,880.8	1,875.8
Less: Treasury stock, 3,268,876 and 740,708 shares as of June 30, 2021 and December 31, 2020, respectively, at cost	(110.8)	(21.1)
Accumulated other comprehensive loss	(15.8)	(4.9)
Total Cannae shareholders' equity	3,627.3	3,779.6
Noncontrolling interests	6.2	5.6
Total equity	3,633.5	3,785.2
Total liabilities and equity	$4,439.6	$4,613.4
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues:
Restaurant revenue	$189.9	$99.4	$357.2	$269.3
Other operating revenue	12.5	3.2	17.1	6.3
Total operating revenues	202.4	102.6	374.3	275.6
Operating expenses:
Cost of restaurant revenue	160.3	100.8	308.0	253.9
Personnel costs	24.4	23.3	36.4	52.5
Depreciation and amortization	6.4	7.3	14.3	15.7
Other operating expenses	47.5	16.9	87.8	44.8
Goodwill impairment	—	—	—	7.7
Total operating expenses	238.6	148.3	446.5	374.6
Operating loss	(36.2)	(45.7)	(72.2)	(99.0)
Other income (expense):
Interest, investment and other income	0.5	8.3	1.4	10.5
Interest expense	(2.5)	(1.0)	(4.6)	(4.8)
Recognized gains (losses), net	274.0	578.1	(38.5)	1,493.2
Total other income (expense)	272.0	585.4	(41.7)	1,498.9
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	235.8	539.7	(113.9)	1,399.9
Income tax expense (benefit)	49.3	131.1	(12.7)	300.5
Earnings (loss) before equity in (losses) earnings of unconsolidated affiliates	186.5	408.6	(101.2)	1,099.4
Equity in (losses) earnings of unconsolidated affiliates	(8.8)	57.5	45.1	4.8
Net earnings (loss)	177.7	466.1	(56.1)	1,104.2
Less: Net earnings (loss) attributable to non-controlling interests	1.3	(9.2)	0.6	(18.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$176.4	$475.3	$(56.7)	$1,123.0
Earnings per share
Basic
Net earnings (loss) per share	$1.94	$5.88	$(0.62)	$14.06
Diluted
Net earnings (loss) per share	$1.94	$5.87	$(0.62)	$14.00
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	90.7	80.8	91.1	79.9
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	90.8	81.0	91.2	80.2
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$177.7	$466.1	$(56.1)	$1,104.2
Other comprehensive (loss) earnings, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	5.9	0.5	11.2
Unrealized gains (losses) of investments in unconsolidated affiliates (2)	1.9	(2.5)	(2.7)	(6.4)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	(10.9)	—	(10.9)	—
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (4)	1.9	—	2.2	44.3
Other comprehensive (loss) earnings	(7.1)	3.4	(10.9)	49.1
Comprehensive earnings (loss)	170.6	469.5	(67.0)	1,153.3
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	1.3	(9.2)	0.6	(18.8)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$169.3	$478.7	$(67.6)	$1,172.1
_________________________________

(1)Net of income tax expense of $1.6 million for the three months ended June 30, 2020, and $0.1 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Net of income tax expense (benefit) of $0.5 million and $(0.7) million for the three months ended June 30, 2021 and 2020, respectively, and $(0.7) million and $(1.7) million for the six months ended June 30, 2021 and 2020, respectively.
(3)Net of income tax benefit of $2.9 million for the three and six months ended June 30, 2021.
(4)Net of income tax expense of $0.5 million for the three months ended June 30, 2021, and $0.6 million and $11.8 million for the six months ended June 30, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2020	79.7	$—	$1,406.1	$791.3	$(0.2)	0.6	$(16.7)	$24.5	$2,205.0
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	5.9	—	—	—	5.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.5)	—	—	—	(2.5)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	0.6	0.6
Treasury stock repurchases	—	—	—	—	—	0.1	(3.6)	—	(3.6)
Stock-based compensation, consolidated subsidiaries	—	—	1.1	—	—	—	—	—	1.1
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	5.9	—	—	—	—	—	5.9
Net earnings (loss)	—	—	—	475.3	—	—	—	(9.2)	466.1
Balance, June 30, 2020	92.4	$—	$1,868.4	$1,266.6	$3.2	0.7	$(20.3)	$15.9	$3,133.8

Balance, March 31, 2021	92.4	$—	$1,878.3	$1,696.7	$(8.7)	0.7	$(21.1)	$5.1	$3,550.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	1.9	—	—	—	1.9
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.9)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	1.9	—	—	—	1.9
Treasury stock repurchases	—	—	—	—	—	2.5	(89.7)	—	(89.7)
Stock-based compensation, consolidated subsidiaries	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation, unconsolidated affiliates	—	—	1.9	—	—	—	—	—	1.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net earnings	—	—	—	176.4	—	—	—	1.3	177.7
Balance, June 30, 2021	92.4	$—	$1,880.8	$1,873.1	$(15.8)	3.2	$(110.8)	$6.2	$3,633.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY- CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.4)	—	—	—	(6.4)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	44.3	—	—	—	44.3
Restaurant Group reorganization and deconsolidation of Legendary Baking and VIBSQ	—	—	5.2	—	—	—	—	(10.3)	(5.1)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	2.2	—	—	—	—	—	2.2
Contribution of CSA services from FNF	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation, unconsolidated affiliates	—	—	8.6	—	—	—	—	—	8.6
Net earnings (loss)	—	—	—	1,123.0	—	—	—	(18.8)	1,104.2
Balance, June 30, 2020	92.4	$—	$1,868.4	$1,266.6	$3.2	0.7	$(20.3)	$15.9	$3,133.8

Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.5	—	—	—	0.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.7)	—	—	—	(2.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.9)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	2.2	—	—	—	2.2
Treasury stock repurchases	—	—	—	—	—	2.5	(89.7)	—	(89.7)
Stock-based compensation, consolidated subsidiaries	—	—	1.3	—	—	—	—	—	1.3
Stock-based compensation, unconsolidated affiliates	—	—	3.7	—	—	—	—	—	3.7
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net (loss) earnings	—	—	—	(56.7)	—	—	—	0.6	(56.1)
Balance, June 30, 2021	92.4	$—	$1,880.8	$1,873.1	$(15.8)	3.2	$(110.8)	$6.2	$3,633.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,

	2021	2020

Cash flows from operating activities:
Net (loss) earnings	$(56.1)	$1,104.2
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	14.3	15.7
Equity in earnings of unconsolidated affiliates	(45.1)	(4.8)
Distributions from investments in unconsolidated affiliates	5.1	0.5
Recognized losses (gains) and asset impairments, net	38.5	(1,481.3)
Lease asset amortization	10.6	11.7
Stock-based compensation cost	1.3	2.2
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in other assets	31.3	(23.9)
Net decrease in lease liabilities	(12.7)	(15.4)
Net increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	23.7	9.6
Net change in income taxes	(78.1)	300.2
Net cash used in operating activities	(67.2)	(81.3)
Cash flows from investing activities:
Proceeds from sale of investment securities and investments in unconsolidated affiliates	2.5	—
Proceeds from partial sale of Ceridian shares	175.0	522.0
Proceeds from partial sale of D&B shares	186.0	—
Additions to property and equipment and other intangible assets	(4.9)	(16.2)
Collections of notes receivable	1.6	—
Additions to notes receivable	(12.5)	(15.7)
Proceeds from sales of property and equipment	10.3	—
Investments in Paysafe, net of subscription fees	(494.4)	—
Funding of Alight Subscription Agreement and FTAC FPA - see Note A	(400.0)	—
Purchase of warrants of Austerlitz II	(29.6)	—
Additional investments in unconsolidated affiliates	(38.4)	(306.8)
Cash proceeds from settlement of fixed maturity securities and equity in Colt	38.7	—
Cash deconsolidated through the Blue Ribbon Reorganization	—	(1.1)
Distributions from investments in unconsolidated affiliates	281.1	0.5
Net purchases of short-term investment securities	—	(99.4)
Net other investing activities	2.6	—
Net cash (used in) provided by investing activities	(282.0)	83.3
Cash flows from financing activities:
Borrowings	6.7	35.0
Debt service payments	(19.0)	(92.3)
Subsidiary distributions paid to noncontrolling interest shareholders	0.1	3.7
Proceeds from equity offering, net of offering costs	—	455.0
Treasury stock repurchases	(88.0)	(14.4)
Net cash (used in) provided by financing activities	(100.2)	387.0
Net (decrease) increase in cash and cash equivalents	(449.4)	389.0
Cash and cash equivalents classified as held for sale - see Note J	(4.1)	—
Cash and cash equivalents at beginning of period	724.7	533.7
Cash and cash equivalents at end of period	$271.2	$922.7
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
Description of the Business
We are engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of June 30, 2021 include our minority ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Paysafe Limited ("Paysafe"), Alight, Inc. ("Alight"), Optimal Blue Holdco, LLC ("Optimal Blue"), AmeriLife Group, LLC ("AmeriLife") and QOMPLX, Inc. ("QOMPLX"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity investments.
See Note H for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of our external manager, Trasimene Capital Management, LLC (“Trasimene” or our “Manager”).
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
Recent Developments
Ceridian
On May 20, 2021, we completed the sale of an aggregate of 2.0 million shares of common stock of Ceridian to brokers (the "Ceridian Share Sale") pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ("Rule 144"). In connection with the Ceridian Share Sale, we received aggregate proceeds of $175.0 million. As a result of the Ceridian Share Sale, we now own 12 million shares of Ceridian, which represents approximately 8.0% of its outstanding common stock as of June 30, 2021. Refer to Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dun & Bradstreet
On January 8, 2021, D&B completed its acquisition of Bisnode Business Information Group AB (the "Bisnode Acquisition"). In connection with the Bisnode Acquisition, D&B issued an additional 6.2 million shares of its common stock, which resulted in a decrease in our ownership interest in D&B from approximately 18.1% to approximately 17.7% and we recorded a gain of $18.6 million in the six months ended June 30, 2021.
On June 28, 2021, we completed the sale of an aggregate of 8.5 million shares of common stock of D&B to a broker (the "D&B Share Sale") pursuant to Rule 144. In connection with the D&B Share Sale, we received aggregate proceeds of $186.0 million and recorded a gain of $111.1 million. As a result of the D&B Share Sale, we now own 68.1 million shares of D&B, which represents approximately 15.8% of its outstanding common stock as of June 30, 2021. Refer to Notes C and D for further discussion of our accounting for our investment in D&B.
Alight
On January 25, 2021, Foley Trasimene Acquisition Corp. ("FTAC") entered into a business combination agreement with predecessor of Alight, a leading cloud-based provider of integrated digital human capital and business solutions, as amended and restated April 29, 2021, by and among FTAC, Alight and other parties thereto (the "FTAC Alight Business Combination"). Also on January 25, 2021, Cannae entered into an agreement to purchase 25 million shares of Alight for $250.0 million as part of the private investment in public equity ("PIPE") raised in conjunction with the FTAC Alight Business Combination (the "Alight Subscription Agreement").
During the quarter ended June 30, 2021, Cannae funded the following investments in Alight: (a) $250.0 million pursuant to the Alight Subscription Agreement, (b) $150.0 million pursuant to a previously announced forward purchase agreement with FTAC (the "FTAC FPA") and (c) $52.4 million for the purchase of 5.2 million shares of FTAC on the open market (the "Purchased Shares"). Subsequent to June 30, 2021, we sold 1.0 million of the Purchased Shares for aggregate proceeds of $10.3 million.
As of June 30, 2021, our investments receivable pursuant to the Alight Subscription Agreement and FTAC FPA are included in Other long term investments and non-current assets and the Purchased Shares are included with our investment in the sponsor of FTAC in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet.
On July 2, 2021, FTAC completed the FTAC Alight Business Combination in accordance with the relevant business combination agreement. As a result, all outstanding shares of common stock of FTAC were converted into shares of Class A common stock of Alight and we received 40 million shares of class A common stock Alight pursuant to the Alight Subscription Agreement and FTAC FPA. We also received an additional 1.5 million shares of class A common stock of Alight from the sponsor of FTAC. The newly combined company operates as Alight and is traded on the New York Stock Exchange ("NYSE") under the symbol ALIT.
As of July 2, 2021, Cannae, directly and indirectly through our 29% interest in one of the sponsors of FTAC, owns 50.4 million shares of Class A common stock of Alight which represents approximately 9.6% of the outstanding common equity of Alight and 8.0 million warrants to purchase one share of Alight class A common stock at $11.50 per share. We received a fee of $7.1 million on July 2, 2021 as consideration for our subscription and deal syndication.
Paysafe
On March 30, 2021, Foley Trasimene Acquisition Corp. II ("FTAC II") completed its previously announced merger with Paysafe Limited ("Paysafe"), a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The newly combined company operates as Paysafe and is traded on the NYSE under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, PIPE commitments and equity of Paysafe.
In conjunction with the FTAC II Paysafe Merger, Cannae funded its previously announced investments in Paysafe of (a) $350 million as part of our subscription to the PIPE and (b) $150 million as part of our forward purchase agreement with FTAC II entered into on July 31, 2020. For Cannae’s total investment in Paysafe of $504.7 million, inclusive of our previous investment in the sponsor of FTAC II, Cannae received 54,294,395 common shares and 8,134,067 warrants of Paysafe (the "Paysafe Warrants"). As of June 30, 2021, Cannae, directly and indirectly through our 15% interest in the sponsor of FTAC II, holds approximately 7.5% of the outstanding common equity of Paysafe. In connection with the investment in the PIPE, Paysafe paid Cannae a fee of $5.6 million as described in the agreement and plan of merger dated December 7, 2020, which was deducted from the basis of our investment.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We account for our investment in common equity of Paysafe as an equity method investment and the Paysafe Warrants as a derivative. See Note C and D for further discussion of our accounting for our investment in common equity and warrants of Paysafe.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On February 25, 2021, we entered into a forward purchase agreement (the "Austerlitz I FPA") with Austerlitz Acquisition Corp. I (“Austerlitz I”), a special purpose acquisition company ("SPAC") whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "Austerlitz I Initial Business Combination"). Austerlitz I is co-sponsored by entities affiliated with the chairman of our Board of Directors ("Board"), William P. Foley II. Additionally, Cannae invested $1.6 million in the sponsor of Austerlitz I for a 10% indirect economic interest in the founder shares and warrants held by the sponsor. The Austerlitz I FPA was contingent upon the closing of the Austerlitz I Initial Business Combination.
On May 10, 2021, Austerlitz I entered into a Business Combination Agreement (the “WIL Business Combination Agreement”) by and among Austerlitz I, Wave Merger Sub Limited, an exempted company incorporated in Bermuda and a direct, wholly owned subsidiary of Austerlitz I (“Merger Sub”), and Wynn Interactive Ltd., an exempted company incorporated in Bermuda (“WIL”). The WIL Business Combination Agreement provides for, among other things, the consummation of certain transactions whereby WIL will become a wholly owned subsidiary of Austerlitz I (the “Austerlitz I-WIL Business Combination”).
In connection with the signing of the WIL Business Combination Agreement, we and Austerlitz I agreed to terminate the Austerlitz I FPA, and we entered into a backstop facility agreement (the “WIL Backstop Agreement”) whereby we agreed, subject to the other terms and conditions included therein, to subscribe for Austerlitz I Class A Ordinary Shares in order to fund redemptions by shareholders of Austerlitz I in connection with the Austerlitz I-WIL Business Combination, in an amount of up to $690.0 million (the “WIL Backstop Subscription”), in consideration for a placement fee of $3.5 million.
On February 25, 2021, we entered into a forward purchase agreement (the "Austerlitz II FPA" and together with the FTAC FPA, the "Forward Purchase Agreements") with Austerlitz Acquisition Corp. II (“Austerlitz II”), a SPAC whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "Austerlitz II Initial Business Combination"). Austerlitz II is co-sponsored by entities affiliated with William P. Foley II. Under the Austerlitz II FPA, we agreed to purchase an aggregate of 12,500,000 shares of Austerlitz II’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of Austerlitz II's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the Austerlitz II Initial Business Combination. Additionally, Cannae directly invested $29.6 million for a 20% indirect economic interest in the founder shares held by the sponsor and a direct interest in 19,733,333 private placement warrants of Austerlitz II (the "Austerlitz II Warrants") at the initial public offering. The Austerlitz II FPA is contingent upon the closing of the Austerlitz II Initial Business Combination.
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
On June 28, 2021, Trebia entered into a Business Combination Agreement by and among Trebia, S1 Holdco LLC, a Delaware limited liability company (“S1 Holdco”), System1 SS Protect Holdings, Inc., a Delaware corporation (“Protected”), and the other parties named therein (the "Trebia S1 Business Combination Agreement"). The Trebia S1 Business Combination Agreement provides for, among other things, the consummation of certain transactions whereby each of (i) System1, LLC, a Delaware limited liability company and the current operating subsidiary of S1 Holdco, and (ii) Protected.net Group Limited, a private limited company organized under the laws of the United Kingdom and the current operating subsidiary of Protected, will become subsidiaries of Trebia (the “Trebia S1 Business Combination”).
In connection with the signing of the Trebia S1 Business Combination Agreement, we and Trebia agreed to terminate the Trebia FPA, and we entered into a backstop facility agreement (the “S1 Backstop Agreement” and together with the WIL Backstop Agreement, the "Backstop Agreements") whereby we agreed, subject to the other terms and conditions included therein, to subscribe for Trebia Class A Common Stock in order to fund redemptions by shareholders of Trebia in connection with the Business Combination, in an amount of up to $200.0 million (the “S1 Backstop Subscription”). In connection with Cannae’s entry into the S1 Backstop Agreement, the sponsors of Trebia have agreed to forfeit up to 1,275,510 Trebia Class B Ordinary Shares (and Trebia has agreed to issue to Cannae a number of shares of Trebia Class A Common Stock equal to such forfeiture) as consideration in the event that the S1 Backstop Subscription is drawn due to redemptions.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Refer to Note C and E for further discussion of our accounting for the Forward Purchase Agreements, the Austerlitz II Warrants and the Backstop Agreements.
QOMPLX
On March 1, 2021, Tailwind Acquisition Corp. ("Tailwind") entered into a business combination agreement to merge with QOMPLX (the "Tailwind QOMPLX Merger"). Completion of the Tailwind QOMPLX Merger is expected to occur in 2021, subject to approval by Tailwind’s stockholders and the satisfaction or waiver of other customary closing conditions identified in the business combination agreement entered into by QOMPLX and Tailwind Acquisition Corp. The meeting to vote on the proposals described in Tailwind’s definitive proxy statement, filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2021, relating to the Tailwind QOMPLX Merger is now scheduled to be held on August 17, 2021.
In conjunction with the Tailwind QOMPLX Merger, Cannae entered into an agreement to purchase 4.6 million shares of common stock of the combined company for $37.5 million as part of a subscription to the PIPE (the "Tailwind Subscription Agreement" and together with the Alight Subscription Agreement, the "Subscription Agreements"). Additionally, in March 2021, Cannae funded a convertible note to QOMPLX for $12.5 million that matures on March 3, 2022 (the "QOMPLX Note"). The principal and accrued interest on the QOMPLX Note is expected to convert into common shares of the combined company at a price of $10 per common share upon consummation of the Tailwind QOMPLX Merger.
See Note C for further discussion of our accounting for the Tailwind Subscription Agreement as of June 30, 2021.
Restaurant Group
In the six months ended June 30, 2021, we commenced a plan to sell or dispose of Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ") and their subsidiaries (the "Restaurant Dispositions"). We currently own 100% of Legendary Baking and VIBSQ.
On June 24, 2021, we entered into a membership purchase agreement for the sale of VIBSQ and its subsidiaries for $13.5 million. On July 30, 2021, we closed on the sale of VIBSQ.
See Note J for further discussion.
Other Developments
On March 1, 2021, we announced that our Board authorized a three-year stock repurchase program, effective February 26, 2021, under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. We repurchased 2,528,168 shares of CNNE common stock during the six months ended June 30, 2021 for approximately $89.7 million in the aggregate, or an average of $35.49 per share. Subsequent to June 30, 2021, we repurchased an additional 200,000 shares of CNNE common stock for approximately $6.7 million in the aggregate, or an average of $33.74 per share.
On March 31, 2021, we closed on a $32.0 million investment in Sightline Payments LLC ("Sightline"), a fintech company that enables cashless, mobile and omni-channel payment solutions for the gaming, lottery, sports betting, entertainment and hospitality businesses. The investment represented 5.1% of the outstanding membership interests in Sightline at the time of the transaction and is accounted for using the equity method. See Note C and D for further discussion of the Company's accounting for investments in unconsolidated affiliates.
During the six months ended June 30, 2021, we received distributions of $280.6 million from our joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP. We have no further material ownership interest in the Senator JV.
On May 21, 20201, Ceska zbrojovka Group SE (“CZG”) acquired 100% of the outstanding equity of Colt Holdings, LLC ("Colt"). In conjunction with the transaction, we received $37.3 million for our holdings of Colt corporate debt securities, including accrued interest thereon, $1.4 million for our equity in Colt and expect to receive $0.4 million of cash and $3.6 million of CZG equity securities for our holdings of Colt equity in October 2021. We recorded a gain of $20.3 million on the transaction, inclusive of $10.9 million (net of $2.9 million of deferred taxes) of gains reclassified from other comprehensive earnings. We have the opportunity to receive additional equity securities of CZG contingent on future operating results of Colt. Subsequent to the transaction, we have no further ownership interest in Colt debt or equity securities.
In the quarter ended June 30, 2021, we commenced a plan to sell Rock Creek Idaho Holdings, LLC ("RC", the "RC Disposition" and together with the Restaurant Dispositions, the "Dispositions"). We expect to consummate the sale of RC in fiscal year 2021. See Note J for further discussion of our accounting for RC.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Related Party Transactions
During the six months ended June 30, 2021 and 2020, we incurred $15.7 million and $8.6 million, respectively, of management fee expenses payable to our Manager, and in the three and six months ended June 30, 2021, we incurred $20.3 million and $37.4 million of carried interest expense related to monetization of the Company's investments, which are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain shares of restricted stock that have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2021 and 2020, there were no antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 20.9% and 24.3% in the three months ended June 30, 2021 and 2020, respectively, and 11.2% and 21.5% in the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate in both the three and six-month periods ended June 30, 2021 compared to the corresponding prior year periods was primarily attributable to the varying impact of equity in earnings (losses) of unconsolidated affiliates on earnings (loss) before taxes.
We have a Deferred tax liability of $243.3 million as of June 30, 2021 and of $325.3 million as of December 31, 2020. The $82.0 million change in deferred taxes in the six months ended June 30, 2021 is primarily attributable to the tax impact of the recognized gains or losses on the change in fair value of Ceridian and the Forward Purchase Agreements, partially offset by the tax impact of equity in earnings of unconsolidated affiliates.
Restricted Cash
Our Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 is $12.9 million and $12.5 million, respectively, of such restricted cash.
Distributions from Unconsolidated Affiliates
We classify distributions received from unconsolidated affiliates in our Condensed Consolidated Statements of Cash Flows using the cumulative earnings approach. Under the cumulative earnings approach, distributions are considered returns on investment and classified as cash inflows from operating activities unless the Company’s cumulative distributions from an investee received in prior periods exceed the cumulative equity in earnings of such investee. When cumulative distributions from an investee exceed cumulative equity in earnings of the investee, such excess is considered a return of investment and is classified as a cash inflow from investing activities.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Condensed Consolidated Financial Statements.
Immaterial Out-of-Period Correction
In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended June 30, 2021, we recorded out-of-period adjustments pertaining to our valuation of the Alight Subscription Agreement and Tailwind Subscription Agreement and resulting recognized gain. We also recorded out-of-period adjustments pertaining to our valuation of the portion of our investment in Paysafe indirectly held through our investment in the sponsor of FTAC II and resulting equity in earnings of unconsolidated affiliates in the three months ended June 30, 2021. All of these out-of-period adjustments related to amounts that should have been recorded in the three months ended March 31, 2021.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The out-of-period adjustments had the following effect on our results of operations and financial condition as of and for the three months ended June 30, 2021:
i.an increase in Recognized gains (losses), net of $13.2 million,
ii.an increase in Equity in (losses) earnings of unconsolidated affiliates of $6.9 million,
iii.an increase in Income tax expense (benefit) of $4.2 million,
iv.an increase in Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders of $15.9 million, and
v.an increase in Net earnings (loss) per share of $0.17
The Company has evaluated these out-of-period adjustments and has concluded that the amounts are not material in relation to the estimated full year results for the year ending December 31, 2021 or the trend of earnings.

Note B — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$180.5	$99.3	$338.6	$266.3
Bakery sales	Restaurant Group	8.4	—	16.6	2.2
Franchise and other	Restaurant Group	1.0	0.1	2.0	0.8
Total restaurant revenue		189.9	99.4	357.2	269.3
Other operating revenue:
Real estate and resort	Corporate and other	11.5	3.0	15.6	5.8
Other	Corporate and other	1.0	0.2	1.5	0.5
Total other operating revenue		12.5	3.2	17.1	6.3
Total operating revenues		$202.4	$102.6	$374.3	$275.6
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30,	December 31,
	2021	2020
	(In millions)
Trade receivables, net	$6.3	$17.6
Deferred revenue (contract liabilities)	15.6	23.9
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $5.3 million and $9.4 million, respectively, was recognized in the three and six months ended June 30, 2021 that was included in Deferred revenue at the beginning of the period. Revenue of $3.4 million and $13.9 million, respectively, was recognized in the three and six months ended June 30, 2020 that was included in Deferred revenue at the beginning of the period.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$1,151.0	$—	$—	$1,151.0
Forward Purchase Agreements	—	—	8.1	8.1
Subscription Agreements	—	—	7.9	7.9
Other	2.1	—	—	2.1
Total equity securities	1,153.1	—	16.0	1,169.1
Other noncurrent assets:
Backstop Agreements	—	10.0	—	10.0
Paysafe Warrants	17.9	—	—	17.9
Austerlitz II Warrants	—	—	24.7	24.7
Total other noncurrent assets	17.9	10.0	24.7	52.6
Total Assets	$1,171.0	$10.0	$40.7	$1,221.7
Liabilities:
Other accrued liabilities, current	$—	$3.6	$—	$3.6
Total Liabilities	$—	$3.6	$—	$3.6

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
Forward Purchase Agreements (as defined in Annual Report)	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total equity securities	$1,493.4	$—	$305.7	$1,799.1
Total assets	$1,493.4	$—	$340.9	$1,834.3
Fixed Maturity Securities
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. As discussed in Note A, as a result of the disposition of our Colt securities, we no longer have any Level 3 fixed-maturity securities available for sale as of June 30, 2021.
Equity Securities
The Forward Purchase Agreements and Subscription Agreements are accounted for at fair value pursuant to Accounting Standards Codification ("ASC") Topic 321 Investment - Equity Securities. We utilized a Monte Carlo Simulation in determining

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the fair value of these agreements, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The values of the agreements are then calculated as the difference between the future simulated price and the fixed purchase prices for the underlying securities to be purchased pursuant to the Forward Purchase Agreements and the Subscription Agreements. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreements and Subscription Agreements is the probability of consummation of the business combinations of each underlying transaction. The probabilities assigned to the consummation of the Austerlitz II Initial Business Combination was 90% and the probability assigned to the consummation of the FTAC Alight Business Combination and the Tailwind QOMPLX Merger was 95%. Determination of such probabilities is based on a hybrid approach of both observed success rates of business combinations for SPACs and the sponsors of FTAC and Austerlitz II's track record for consummating similar transactions. The announced FTAC Alight Merger and Tailwind QOMPLX Merger were also considered in our determination of the probabilities. Based on the total fair value of the Forward Purchase Agreements and Subscription Agreements as of June 30, 2021, changes in the probabilities utilized will not result in a change in fair value that is significant or material to the Company's financial position or results of operations.
Austerlitz II Warrants
The Austerlitz II Warrants are accounted for at fair value pursuant to ASC Topic 815 Derivatives and Hedging. We utilized a modified Black-Scholes option pricing formula in determining the fair value of the Austerlitz II Warrants, which is considered to be a Level 3 fair value measurement. The value is calculated based on the price of the underlying class A common stock of Austerlitz II. The primary unobservable inputs utilized in determining the fair value of the warrants is the 90% probability of success assigned to the consummation of the Austerlitz II Initial Business Combination (further discussed above).
Backstop Agreements
The Backstop Agreements are considered written options and accounted for at fair value. We utilized a Black-Scholes option pricing formula in determining the fair value of the Backstop Agreements, which is considered to be a Level 2 fair value measurement. The value is calculated based on the common stock price of Austerlitz I and Trebia, the amount of time the Backstop Agreements are expected to be outstanding, risk free rates and the volatility of the underlying common stock of Austerlitz I and Trebia.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents a summary of the changes in the fair values of Level 3 assets and liabilities, measured on a recurring basis, for the three and six months ended June 30, 2021 and 2020 (in millions).

	Three months ended June 30, 2021
	Corporate debt	Forward Purchase	Subscription	Austerlitz II
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.8	$13.9	$0.7	$36.1	$86.5
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Net valuation loss included in earnings (1)	—	(5.8)	7.2	(11.4)	(10.0)
Settlement of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$8.1	$7.9	$24.7	$40.7

	Three months ended June 30, 2020
	Corporate debt	Forward Purchase
	securities	Agreements	Total
Fair value, beginning of period	$26.1	$—	$26.1
Net valuation gain included in earnings (1)	—	12.5	12.5
Net valuation gain included in other comprehensive earnings (2)	7.8	—	7.8
Fair value, end of period	$33.9	$12.5	$46.4

	Six Months Ended June 30, 2021
	Corporate debt	Forward Purchase	Subscription	Austerlitz II
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	$340.9
Recognized gain on settlement (1)	1.5	—			1.5
Net valuation (loss) gain included in earnings (1)	—	(27.4)	16.8	(4.9)	(15.5)
Reclassification to equity method investment in Paysafe and Paysafe Warrants	—	(100.6)	(178.5)	—	(279.1)
Purchase of Austerlitz II Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$8.1	$7.9	$24.7	$40.7

	Six months ended June 30, 2020
	Corporate debt	Forward Purchase
	securities	Agreements	Total
Fair value, beginning of period	$19.2	$—	$19.2
Net valuation gain included in earnings (1)	—	12.5	12.5
Net valuation gain included in other comprehensive earnings (2)	14.7	—	14.7
Fair value, end of period	$33.9	$12.5	$46.4
_____________________________________
(1) Included in Recognized gains and (losses), net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive (Loss) Earnings
Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the six months ended June 30, 2021 and 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the three and six months ended June 30, 2021 and 2020 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

Note D — Investments
Equity Securities
Gains on equity securities included in Recognized gains and losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$148.3	$578.9	$(169.3)	$1,263.8
Less: net gains (losses) recognized during the period on equity securities sold or transferred during the period	6.5	53.0	(21.8)	180.8
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$141.8	$525.9	$(147.5)	$1,083.0

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2021 and December 31, 2020 consisted of the following (in millions):

	Ownership at June 30, 2021	June 30, 2021	December 31, 2020
Dun & Bradstreet	15.8%	$580.0	$653.2
Paysafe (1)	7.5%	823.0	—
Optimal Blue	20.0%	272.5	279.8
AmeriLife	19.8%	114.3	121.1
Other	various	198.9	398.9
Total		$1,988.7	$1,453.0
_____________________________________
(1) Represents the Company's direct and indirect interest in Paysafe.

Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2021 and 2020 consisted of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Dun & Bradstreet	$(9.2)	$(55.5)	$(15.6)	$(45.4)
Ceridian (1)	—	—	—	1.5
Optimal Blue	(4.2)	—	(8.2)	—
Senator JV	—	138.1	(1.2)	79.3
AmeriLife	(1.1)	(3.5)	(7.0)	(3.5)
Other	5.7	(21.6)	77.1	(27.1)
Total	$(8.8)	$57.5	$45.1	$4.8
_____________________________________
(1) The amount for the six months ended June 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dun & Bradstreet
Based on quoted market prices, the aggregate value of our ownership of Dun & Bradstreet common stock was $1.5 billion as of June 30, 2021.
As of June 30, 2021, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our investment under the equity method because we continue to exert significant influence: (a) through our 15.8% ownership, (b) because certain of our senior management and directors serve on D&B's board of directors, and (c) because we are party to an agreement with other of its equity sponsors, which collectively own greater than 50% of the outstanding voting equity of Dun & Bradstreet, pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
Effective January 1, 2021, D&B made a change in accounting principle related to removal of lag accounting for its international operations that they believe to be preferable. The change in accounting policy was applied retrospectively by D&B. The impact of this change in accounting principle did not have a material impact to our results of operations or financial condition and was applied to our current period accounting for our investment in D&B.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. Financial information for the three and six months ended June 30, 2020 represents that of Star Parent, L.P. ("Star Parent"), the former parent of D&B through which the Company was invested prior to D&B's initial public offering in July 2020.

	June 30, 2021	December 31, 2020
	(In millions)
Total current assets	$624.2	$874.4
Goodwill and other intangible assets, net	8,378.4	7,672.7
Other assets	857.8	673.2
Total assets	$9,860.4	$9,220.3

Current liabilities	$972.9	$828.1
Long-term debt	3,545.8	3,255.8
Other non-current liabilities	1,693.1	1,552.5
Total liabilities	6,211.8	5,636.4
Total equity	3,648.6	3,583.9
Total liabilities and equity	$9,860.4	$9,220.3

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Total revenues	$520.9	$418.7	$1,025.4	$814.4
Loss before income taxes	(8.5)	(203.0)	(42.2)	(203.6)
Net loss	(50.8)	(174.7)	(74.1)	(100.4)
Dividends attributable to preferred equity and noncontrolling interest expense	(0.9)	(33.3)	(2.6)	(65.7)
Net loss attributable to Dun & Bradstreet	(51.7)	(208.0)	(76.7)	(166.1)

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

	June 30, 2021	December 31, 2020
	(In millions)
Total current assets	$56.6	$38.0
Goodwill and other intangible assets, net	1,773.7	1,831.3
Other assets	101.5	100.1
Total assets	$1,931.8	$1,969.4

Current liabilities	$33.9	$28.9
Long-term debt	493.5	493.0
Other non-current liabilities	97.7	105.0
Total liabilities	625.1	626.9
Redeemable member's interest	578.0	578.0
Additional paid-in capital	817.4	813.0
Retained deficit	(88.7)	(48.5)
Total redeemable member's interest and equity	1,306.7	1,342.5
Total liabilities, redeemable member's interest and equity	$1,931.8	$1,969.4

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In millions)
Total revenues	$44.3	$85.9
Operating loss	(13.9)	(31.1)
Net loss	(18.7)	(40.2)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Paysafe
On March 30, 2021, we closed on our investment in Paysafe. We account for our investment in Paysafe as an equity method investment.
Based on quoted market prices, the aggregate value of our direct and indirect ownership of Paysafe common stock was $654.5 million as of June 30, 2021.
As of June 30, 2021, we hold less than 20% of the outstanding common equity of Paysafe but we account for our investment under the equity method because we continue to exert significant influence: (a) through our 7.5% direct and indirect ownership, (b) because certain of our senior management and directors serve on Paysafe's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Paysafe's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe.
As of June 30, 2021, there is a $567.8 million difference between the amount of our recorded direct investment in Paysafe and the amount of the Company's ratable portion of the underlying equity in net assets of Paysafe. We are currently evaluating the accounting treatment of such difference.
We report our equity in earnings or loss of Paysafe on a three-month lag. Because of the timing of the closing of the transaction and our lag reporting for Paysafe, there is no equity in earnings or loss of Paysafe included in the Company's results of operations for the three and six months ended June 30, 2021. Summarized balance sheet information for Paysafe for the relevant dates and time periods included in Investments in unconsolidated affiliates in our Condensed Consolidated Balance Sheets is presented below.

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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, our net earnings for the three and six months ended June 30, 2021 includes our equity in AmeriLife’s losses for the three and six months ended March 31, 2021 and our net earnings for the three and six months ended June 30, 2020 include our equity in AmeriLife's losses for the period from March 18, 2020 through March 31, 2020. Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	March 31, 2021	September 30, 2020
	(In millions)
Total current assets	$132.0	$108.5
Goodwill and other intangible assets, net	1,593.9	1,370.4
Other assets	23.4	16.4
Total assets	$1,749.3	$1,495.3

Current liabilities	$79.3	$53.1
Long-term debt	798.0	645.2
Other non-current liabilities	27.1	14.7
Total liabilities	904.4	713.0
Members' equity	577.8	607.4
Noncontrolling interest - nonredeemable	267.1	174.9
Total member's equity	844.9	782.3
Total liabilities and members' equity	$1,749.3	$1,495.3

	Three Months Ended March 31, 2021	Period from March 18, 2020 to March 31, 2020	Six Months Ended March 31, 2021
	(In millions)
Total revenues	$149.3	$14.7	$280.3
Operating income (loss)	26.6	(16.1)	24.2
Net income (loss)	14.2	(16.9)	0.5
Income attributable to noncontrolling interests	19.8	0.4	30.9
Net loss attributable to AmeriLife	(5.6)	(17.3)	(30.4)

Fixed Maturity Securities
 As discussed in Note A, we received the full payment for the Colt corporate debt securities and as of June 30, 2021, we held no fixed maturity securities. The carrying amounts and fair values of our available for sale fixed maturity securities at December 31, 2020 are as follows:

	December 31, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$35.2	$22.0	$13.2	$—	$35.2
Total	$35.2	$22.0	$13.2	$—	$35.2

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase. During the six months ended June 30, 2021 and 2020, we incurred no other-than-temporary impairment charges relating to corporate debt securities.
Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of June 30, 2021, we have $30.0 million recorded for our investment in the equity of QOMPLX, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

Note E — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2021 and December 31, 2020, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2021 and December 31, 2020, of which we are not the primary beneficiary:

	June 30, 2021		December 31, 2020
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$146.1	$146.1	$299.7	$299.7
Paysafe PIPE subscription	—	—	169.6	169.6
Forward Purchase Agreements	8.1	8.1	136.1	136.1
Backstop Agreements	10.0	10.0	—	—

Investments in Unconsolidated Affiliates
As of June 30, 2021, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our investments in the sponsors of FTAC, Trebia, Austerlitz I and Austerlitz II and funds that hold minority ownership interests primarily in healthcare-related entities. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
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
Forward Purchase, Subscription and Backstop Agreements
In addition to the Forward Purchase Agreements, Alight Subscription Agreement, and Backstop Agreements, the Company made investments in the sponsors of FTAC, Trebia Austerlitz I and Austerlitz II, which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The assets represented by the Forward Purchase Agreements, Alight Subscription Agreement and Backstop Agreements are accounted for as investments in equity

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

securities pursuant to ASC 321 or as written options. See Notes C and D for further information on our accounting for equity securities and written options.

Note F — Notes Payable
Notes payable consists of the following:

	June 30, 2021	December 31, 2020
	(In millions)
99 Term Loan	$14.4	$16.8
99 Revolver	—	5.0
2020 Margin Facility	—	—
FNF Revolver	—	—
Brasada Interstate Loans	12.9	13.1
Other	24.2	28.6
Notes payable, total	$51.5	$63.5
Less: Notes payable, current	26.8	11.3
Notes payable, long term	$24.7	$52.2
At June 30, 2021, the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of the loans under the 99 Restaurants Credit Facility and the B Note, Development Loan and Line of Credit Loan pursuant to the Interstate Credit Agreement, each as defined below, approximate fair value as they are variable rate instruments with monthly reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of June 30, 2021.
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC (“Borrower 1”), an indirect wholly-owned special purpose subsidiary of the Company, and Cannae Funding D, LLC (“Borrower 2” and, together with Borrower 1, the “Borrowers”), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the “2020 Margin Facility”) with the lenders from time to time party thereto and Royal Bank of Canada. The Company concurrently entered into a guaranty (the “Guaranty Agreement”) for the benefit of each of the lenders to the 2020 Margin Facility pro rata to their loan commitments, pursuant to which the Company absolutely, unconditionally and irrevocably guaranteed all of the Borrowers’ obligations under the 2020 Margin Facility for a period of up to one year after the later of (i) the conditions precedent to the obligations of the lenders under the Loan Agreement being met (the date when such conditions have been met, the “Closing Date”) or (ii) as relevant, additional collateral or additional loan commitments being provided. Under the 2020 Margin Facility, the Borrowers may initially borrow up to $100.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on the 36-month anniversary of the Closing Date. All outstanding amounts under the 2020 Margin Facility bear interest quarterly at a rate per annum equal to a three-month LIBOR rate plus an applicable margin. Interest will be payable in kind unless the Borrowers elect to pay interest in cash or a cumulative cap is exceeded. The Borrowers’ obligations under the 2020 Margin Facility will be secured by a first priority lien on (i) 6,000,000 shares of common stock, par value $0.01 per share (the “Ceridian Common Stock”), of Ceridian, which the Company contributed to Borrower 1, and (ii) 19,000,000 shares of common stock, par value $0.0001 per share (the “DNB Common Stock”), of D&B, which the Company contributed to Borrower 2. The Borrowers may also, at their discretion, post up to an additional 4,000,000 shares of Ceridian Common Stock and/or 11,000,000 shares of DNB Common Stock as collateral for the revolving loans from time to time after the Closing Date, subject to certain notice, guaranty, average daily trading volume and other requirements. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian Common Stock and DNB Common Stock). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian Common Stock and/or DNB Common Stock and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of June 30, 2021, there was no outstanding balance and $100.0 million of capacity under the 2020 Margin Facility with an option to increase the capacity to $500.0 million upon amendment.
99 Restaurants Credit Facility
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility"), as amended from time to time, with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. The 99 Restaurants Credit Facility also allows for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt from Fifth Third Bank as the administrative agent. The obligations of the 99 Restaurants LLC under the 99 Restaurants Credit Facility are guaranteed by 99 Restaurants. The 99 Restaurants Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Borrower’s creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The 99 Restaurants Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). The 99 Restaurants Credit Facility provides that, upon the occurrence of an event of default, Fifth Third Bank, as administrative agent, may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to Fifth Third Bank or the lenders under the loan documents. On December 1, 2020, 99 Restaurants LLC entered into a waiver, consent and amendment to the 99 Restaurants Credit Facility pursuant to which a payment was made, and the borrowing capacity under the 99 Revolver was permanently reduced by, $7.5 million, the borrowing capacity under the 99 Revolver will be reduced by another $2.5 million in 2021, the applicable margin was increased by 1.00% with respect to both Base Rate Loans and LIBOR Loans, the lender's commitment to provide the 99 DLOC Loan was terminated, and certain of the financial covenants were added or waived until the second quarter of 2021, among other changes.
As of June 30, 2021, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 4.63% and 6.75%, respectively, and there is $6.5 million of aggregate borrowing capacity under the 99 Revolver.
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
As of June 30, 2021, the B Note, C Note and Line of Credit Loan incurred interest at 2.35%.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of June 30, 2021, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at June 30, 2021 are as follows (in millions):

2021 (remaining)	$4.2
2022	26.6
2023	8.2
2024	0.9
2025	0.6
Thereafter	12.0
Total	$52.5

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of June 30, 2021 and December 31, 2020, our accruals for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2021 to determine the amount of the obligations. Purchase obligations as of June 30, 2021 are as follows (in millions):

2021 (remaining)	$43.3
2022	14.7
2023	8.7
2024	7.1
2025	5.9
Thereafter	6.8
Total purchase commitments	$86.5

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
On March 30, 2021, we closed on our investment in Paysafe. We account for our investment in Paysafe as an equity method investment and report our equity in earnings or loss of Paysafe on a three-month lag. Because we closed on our investment in Paysafe at the end of the first quarter of 2021 and record our share of its earnings or loss on a three-month lag, there is no equity in earnings or loss of Paysafe included in our results of operations for the three or six months ended June 30, 2021. We expect our chief operating decision maker will review the full financial results of Paysafe for purposes of assessing performance and allocating resources of the Company. Thus, we expect to include the full financial results of Paysafe in the tables below in the third quarter of 2021 in conjunction with our recording of our proportionate share of Paysafe’s second quarter of 2021 earnings or loss on a lag basis.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2021:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$189.9	$—	$—	$—	$—	$—	$189.9
Other operating revenues	—	520.9	44.3	149.3	12.5	(714.5)	12.5
Revenues from external customers	189.9	520.9	44.3	149.3	12.5	(714.5)	202.4
Interest, investment and other income, including recognized gains and losses, net	1.0	12.6	—	—	273.5	(12.6)	274.5
Total revenues and other income	190.9	533.5	44.3	149.3	286.0	(727.1)	476.9
Depreciation and amortization	5.6	152.3	34.4	19.1	0.8	(205.8)	6.4
Interest expense	(2.5)	(48.0)	(7.8)	(12.4)	—	68.2	(2.5)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	4.3	(8.5)	(21.7)	14.2	231.5	16.0	235.8
Income tax benefit	—	43.0	(3.0)	—	49.3	(40.0)	49.3
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	4.3	(51.5)	(18.7)	14.2	182.2	56.0	186.5
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	—	5.7	(15.2)	(8.8)
Net loss from continuing operations	$4.3	$(50.8)	$(18.7)	$14.2	$187.9	$40.8	$177.7
Assets	$496.0	$9,860.4	$1,931.8	$1,749.3	$3,943.6	$(13,541.5)	$4,439.6
Goodwill	53.4	3,331.1	1,237.0	875.1	—	(5,443.2)	53.4
As of and for the three months ended June 30, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$99.4	$—	$—	$—	$99.4
Other operating revenues	—	418.7	3.2	(418.7)	3.2
Revenues from external customers	99.4	418.7	3.2	(418.7)	102.6
Interest investment and other income (expense), including recognized gains and losses, net	(0.1)	(122.7)	586.5	122.7	586.4
Total revenues and other income	99.3	296.0	589.7	(296.0)	689.0
Depreciation and amortization	6.6	132.7	0.7	(132.7)	7.3
Interest expense	(1.1)	(78.0)	0.1	78.0	(1.0)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(24.0)	(203.0)	563.7	203.0	539.7
Income tax (benefit) expense	—	(27.7)	131.1	27.7	131.1
(Loss) earnings before equity in earnings of unconsolidated affiliates	(24.0)	(175.3)	432.6	175.3	408.6
Equity in earnings (losses) of unconsolidated affiliates	(9.7)	0.6	122.7	(56.1)	57.5
Net (loss) earnings from continuing operations	$(33.7)	$(174.7)	$555.3	$119.2	$466.1
Assets	$408.0	$8,981.9	$3,380.6	$(8,981.9)	$3,788.6
Goodwill	53.5	2,848.8	—	(2,848.8)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2021:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$357.2	$—	$—	$—	$—	$—	$357.2
Other operating revenues	—	1,025.4	85.9	280.3	17.1	(1,391.6)	17.1
Revenues from external customers	357.2	1,025.4	85.9	280.3	17.1	(1,391.6)	374.3
Interest, investment and other income, including recognized gains and losses, net	1.2	19.5	—	—	(38.3)	(19.5)	(37.1)
Total revenues and other income	358.4	1,044.9	85.9	280.3	(21.2)	(1,411.1)	337.2
Depreciation and amortization	12.8	302.0	68.6	36.3	1.5	(406.9)	14.3
Interest expense	(4.9)	(96.9)	(15.6)	(23.6)	0.3	136.1	(4.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(3.7)	(42.2)	(46.7)	0.5	(110.2)	88.4	(113.9)
Income tax benefit	—	33.2	(6.5)	—	(12.7)	(26.7)	(12.7)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(3.7)	(75.4)	(40.2)	0.5	(97.5)	115.1	(101.2)
Equity in earnings (losses) of unconsolidated affiliates	—	1.3	—	—	75.8	(32.0)	45.1
Net loss from continuing operations	$(3.7)	$(74.1)	$(40.2)	$0.5	$(21.7)	$83.1	$(56.1)
Assets	$496.0	$9,860.4	$1,931.8	$1,749.3	$3,943.6	$(13,541.5)	$4,439.6
Goodwill	53.4	3,331.1	1,237.0	875.1	—	(5,443.2)	53.4
As of and for the six months ended June 30, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$269.3	$—	$—	$—	$269.3
Other operating revenues	—	814.4	6.3	(814.4)	6.3
Revenues from external customers	269.3	814.4	6.3	(814.4)	275.6
Interest investment and other income, including recognized gains and losses, net	7.7	(33.1)	1,496.0	33.1	1,503.7
Total revenues and other income	277.0	781.3	1,502.3	(781.3)	1,779.3
Depreciation and amortization	14.3	267.1	1.4	(267.1)	15.7
Interest expense	(4.2)	(161.0)	(0.6)	161.0	(4.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(44.9)	(203.6)	1,444.8	203.6	1,399.9
Income tax (benefit) expense	—	(101.9)	300.5	101.9	300.5
(Loss) earnings before equity in earnings of unconsolidated affiliates	(44.9)	(101.7)	1,144.3	101.7	1,099.4
Equity in earnings (losses) of unconsolidated affiliates	(14.9)	1.2	65.1	(46.6)	4.8
Net (loss) earnings from continuing operations	$(59.8)	$(100.5)	$1,209.4	$55.1	$1,104.2
Assets	$408.0	$8,981.9	$3,380.6	$(8,981.9)	$3,788.6
Goodwill	53.5	2,848.8	—	(2,848.8)	53.5

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
•Dun & Bradstreet. This segment consists of our 15.8% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance sales force productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2020 contained more than 420 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to our initial investment in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.
•Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue, which we acquired on September 15, 2020. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace, which supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Thus, we consider Optimal Blue a reportable segment and have included the results of operations of Optimal Blue in the tables above. We account for Optimal Blue using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Optimal Blue's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our investment in Optimal Blue and related accounting.
•AmeriLife. This segment consists of our 19.8% ownership interest in AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations. AmeriLife exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of AmeriLife for purposes of assessing performance and allocating resources. Thus, we consider AmeriLife a reportable segment and have included the results of operations of AmeriLife in the tables above. We account for our investment in AmeriLife as an equity method investment and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of AmeriLife's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our investment in AmeriLife and related accounting. We report our equity in earnings or loss of AmeriLife on a three-month lag. Our net earnings and the segment tables above for the three and six months ended June 30, 2021 includes our equity in AmeriLife’s losses for the periods from December 31, 2020 through March 31, 2021 and September 30, 2020 through March 31, 2021, respectively.
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

	Six months ended June 30,
	2021	2020
	(In millions)
Cash paid during the period:
Interest	$2.8	$3.1
Income taxes	64.8	0.2
Operating leases	19.5	21.5

Note J — Assets Held for Sale
In the six months ended June 30, 2021, we began the process of the Dispositions. As a result of the Company's plan to dispose Legendary Baking, VIBSQ and RC, we have classified the assets and liabilities of each as assets and liabilities held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2021.
The carrying amounts of the major classes of assets and liabilities included as part of the disposal groups classified as held for sale is presented below:

June 30, 2021
(In millions)
Assets
Cash and cash equivalents	$4.1
Trade receivables, net	8.7
Inventory	9.8
Property and equipment, net	33.2
Right of use assets	16.8
Intangible assets	21.4
Other assets	17.4
Valuation allowance	(7.0)
Total Assets	$104.4

Liabilities
Accounts payable and other accrued liabilities	$24.6
Lease liabilities	15.7
Other liabilities	2.8
Total liabilities	$43.1
We recorded a loss of $7.0 million as a result of classifying Legendary Baking and VIBSQ as held for sale, which is included in Recognized gains (losses), net on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021. Legendary Baking and VIBSQ are included in the Restaurant Group segment and RC is included in the Corporate and other segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); the overall impact of the outbreak of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from Fidelity National Financial, Inc., including the Investment Company Act of 1940; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report") and other filings with the SEC.

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
Timing of reopening stores and resulting guest traffic has varied by jurisdiction. In the second half of 2020, our Restaurant Group experienced a gradual increase in guest traffic and revenues compared to the first half of 2020; however, the volume of customers visiting our stores remained below our historical levels through December 31, 2020. We experienced an increase in revenues from to-go and delivery sales from historical experience; however, comparable store sales across all of our restaurant brands remained depressed compared to previous years through the first quarter of 2021.
Coinciding with the first available vaccines for COVID-19 in December 2020, capacity restrictions on dining rooms began to ease in most jurisdictions in which our Restaurant Group operates. Furthermore, the U.S. government provided significant stimulus to consumers through direct payments to U.S. citizens. Through the three months ended March 31, 2021, we were still operating a limited number of restaurants with restricted capacity. In light of recent spread of new variants of COVID-19, uncertainty remains regarding the continued rate of immunization in the public, timing of an economic recovery, and changed guest decision-making with regard to dining in restaurants. Beginning in the three months ended June 30, 2021, we began to experience increases in same store sales compared to the corresponding period in 2020. However, same store sales remain lower compared to the corresponding periods in 2019.
The COVID-19 outbreak and these responses have affected and may continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs. See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection below.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Revenues:
Restaurant revenue	$189.9	$99.4	$357.2	$269.3
Other operating revenue	12.5	3.2	17.1	6.3
Total operating revenues	202.4	102.6	374.3	275.6
Operating expenses:
Cost of restaurant revenue	160.3	100.8	308.0	253.9
Personnel costs	24.4	23.3	36.4	52.5
Depreciation and amortization	6.4	7.3	14.3	15.7
Other operating expenses	47.5	16.9	87.8	44.8
Goodwill impairment	—	—	—	7.7
Total operating expenses	238.6	148.3	446.5	374.6
Operating loss	(36.2)	(45.7)	(72.2)	(99.0)
Other income (expense):
Interest, investment and other income	0.5	8.3	1.4	10.5
Interest expense	(2.5)	(1.0)	(4.6)	(4.8)
Recognized gains (losses), net	274.0	578.1	(38.5)	1,493.2
Total other income (expense)	272.0	585.4	(41.7)	1,498.9
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	235.8	539.7	(113.9)	1,399.9
Income tax expense (benefit)	49.3	131.1	(12.7)	300.5
Earnings (loss) before equity in (losses) earnings of unconsolidated affiliates	186.5	408.6	(101.2)	1,099.4
Equity in (losses) earnings of unconsolidated affiliates	(8.8)	57.5	45.1	4.8
Net earnings (loss)	177.7	466.1	(56.1)	1,104.2
Less: Net earnings (loss) attributable to non-controlling interests	1.3	(9.2)	0.6	(18.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$176.4	$475.3	$(56.7)	$1,123.0
 Revenues.
Total revenues increased $99.8 million, or 97.3%, in the three months ended June 30, 2021 and increased $98.7 million, or 35.8%, in the six months ended June 30, 2021 compared to the corresponding periods in 2020.
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders decreased $298.9 million, or 62.9%, in the three months ended June 30, 2021 and decreased $1,179.7 million, or 105.0%, in the six months ended June 30, 2021 compared to the corresponding periods in 2020.
The change in revenues and net earnings (loss) is discussed in further detail at the segment level below.
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
Income tax expense (benefit) was $49.3 million and $131.1 million in the three-month periods ended June 30, 2021 and 2020, respectively, and $(12.7) million and $300.5 million in the six-month periods ended June 30, 2021 and 2020, respectively. Our effective tax rate was 20.9% and 24.3% in the three months ended June 30, 2021 and 2020, respectively, and 11.2% and 21.5% in the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in all periods presented is primarily attributable to the varying impact of equity in earnings (losses) of unconsolidated affiliates on earnings (loss) before taxes.
Other.
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2021 and 2020 consisted of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Dun & Bradstreet	$(9.2)	$(55.5)	$(15.6)	$(45.4)
Ceridian (1)	—	—	—	1.5
Optimal Blue	(4.2)	—	(8.2)	—
Senator JV	—	138.1	(1.2)	79.3
AmeriLife	(1.1)	(3.5)	(7.0)	(3.5)
Other	5.7	(21.6)	77.1	(27.1)
Total	$(8.8)	$57.5	$45.1	$4.8
_____________________________________
(1) The amount for the six months ended June 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.

Other equity in (losses) earnings of unconsolidated affiliates in the table above for the six months ended June 30, 2021 includes the Company's ratable share of the gain recorded by the sponsor of FTAC II associated with the sponsor's accounting for its investment in Paysafe.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Restaurant revenue	$189.9	$99.4	$357.2	$269.3
Total operating revenues	189.9	99.4	357.2	269.3
Operating expenses:
Cost of restaurant revenue	160.3	100.8	308.0	253.9
Personnel costs	8.9	7.2	17.1	15.7
Depreciation and amortization	5.6	6.6	12.8	14.3
Other operating expenses	9.3	7.6	19.3	26.1
Goodwill impairment	—	—	—	7.7
Total operating expenses	184.1	122.2	357.2	317.7
Operating income (loss)	5.8	(22.8)	—	(48.4)
Other income (expense):
Interest expense	(2.5)	(1.1)	(4.9)	(4.2)
Recognized gains (losses), net	1.0	(0.1)	1.2	7.7
Total other (expense) income	(1.5)	(1.2)	(3.7)	3.5
Earnings (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	$4.3	$(24.0)	$(3.7)	$(44.9)
Total revenues for the Restaurant group segment increased $90.5 million, or 91.0%, in the three months ended June 30, 2021 and increased $87.9 million, or 32.6%, in the six months ended June 30, 2021 compared to the corresponding periods in 2020. The increase was primarily driven by: (1) an overall increase in comparable store sales (discussed in further detail below) driven by continued recovery from the COVID-19 pandemic and the related social restrictions imposed by state and local governments, which resulted in the closing of dining rooms for substantially all of our restaurants beginning in late March 2020 and adversely impacted the comparable 2020 periods and (2) increased revenue related to the reconsolidation of Legendary Baking and VIBSQ beginning October 2, 2020 as part of their emergence from bankruptcy. VIBSQ is the owner of the Village Inn and Bakers Square restaurant concepts. The increase was partially offset by the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn, and Baker's Square concepts subsequent to the prior year periods.
Revenue associated primarily with O'Charley's, Village Inn and Baker's Square of $8.6 million and $25.3 million was recorded in the three and six months ended June 30, 2020, respectively, associated with stores closed subsequent to June 30, 2020. Revenue of $17.8 million is recorded in the six months ended June 30, 2020 for the predecessors of Legendary and VIBSQ, which represents revenue for the period from January 1, 2020 through January 27, 2020, the date of their respective predecessors' filing for bankruptcy. Revenue for Legendary Baking and VIBSQ was $23.9 million and $44.2 million in the three and six months ended June 30, 2021, respectively.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's, 99 Restaurants, Village Inn, and Baker's Square brands increased by 68.5%, 132.6%, 154.9% and 120.3%, respectively, in the three months ended June 30, 2021 and increased 28.1%, 30.7%, 26.8% and 6.0%, respectively, in the six months ended June 30, 2021, compared to the comparable periods in 2020. The increase for all brands is attributable to the 2020 impact of the social restrictions imposed in response to COVID-19, which depressed sales in the comparable 2020 periods. The increase at O'Charley's is also attributable to the closure of underperforming stores in prior periods.
Cost of restaurant revenue increased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 84.4% and 101.4% in the three months ended June 30, 2021 and 2020, respectively, and 86.2% and 94.3% in the six months ended June 30, 2021 and 2020, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenue in the three and six months ended June 30, 2021 compared to the comparable periods in 2020 is primarily attributable to improvements in overall labor costs resulting from a gradual return of the workforce during the recovery from the COVID-19 pandemic, partially offset by increased costs of food and supplies.
Other operating expense increased $1.7 million, or 22.4%, in the three months ended June 30, 2021, and decreased $6.8 million, or 26.1%, in the six months ended June 30, 2021 from the corresponding period in 2020. The decrease in the six month period is primarily attributable to the impairment of assets of $6.8 million in the six months ended June 30, 2020.
Recognized gains and losses, net for the six months ended June 30, 2020 includes a gain of $26.5 million as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment in Blue Ribbon of $18.6 million.
Loss before income taxes decreased by $28.3 million, or 117.9%, in the three months ended June 30, 2021 and increased $41.2 million, or 91.8%, in the six months ended June 30, 2021 from the corresponding periods in 2020. The change in income was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of June 30, 2021, we own approximately 15.8% of the outstanding common stock of Dun & Bradstreet. We account for our investment in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. Financial information for the three and six months ended June 30, 2020 represents that of Star Parent, L.P. ("Star Parent"), the former parent of D&B through which the Company was invested prior to D&B's initial public offering in July 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Total revenues	$520.9	$418.7	$1,025.4	$814.4
Loss before income taxes	(8.5)	(203.0)	(42.2)	(203.6)
Net loss	(50.8)	(174.7)	(74.1)	(100.4)
Dividends attributable to preferred equity and noncontrolling interest expense	(0.9)	(33.3)	(2.6)	(65.7)
Net loss attributable to Dun & Bradstreet	(51.7)	(208.0)	(76.7)	(166.1)
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

	Three months ended June 30, 2021	Six months ended June 30, 2021
	(In millions)	(In millions)
Total revenues	$44.3	$85.9
Operating loss	(13.9)	(31.1)
Net loss	(18.7)	(40.2)

AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in the AmeriLife Joint Venture. Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, our net earnings for the three months ended June 30, 2021 includes our equity in AmeriLife’s losses for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021	Period from March 18, 2020 to March 31, 2020	Six Months Ended March 31, 2021
	(In millions)
Total revenues	$149.3	$14.7	$280.3
Operating income (loss)	26.6	(16.1)	24.2
Net income (loss)	14.2	(16.9)	0.5
Income attributable to noncontrolling interests	19.8	0.4	30.9
Net loss attributable to AmeriLife	(5.6)	(17.3)	(30.4)

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Revenues:
Other operating revenue	$12.5	$3.2	$17.1	$6.3
Operating expenses:
Personnel costs	15.5	16.1	19.3	36.8
Depreciation and amortization	0.8	0.7	1.5	1.4
Other operating expenses	38.2	9.3	68.5	18.7
Total operating expenses	54.5	26.1	89.3	56.9
Operating loss	(42.0)	(22.9)	(72.2)	(50.6)
Other income (expense):
Interest, investment and other income	0.5	8.3	1.4	10.5
Interest elimination (expense)	—	0.1	0.3	(0.6)
Recognized gains (losses), net	273.0	578.2	(39.7)	1,485.5
Total other income (expense)	273.5	586.6	(38.0)	1,495.4
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	$231.5	$563.7	$(110.2)	$1,444.8
Other operating revenue increased $9.3 million in the three months ended June 30, 2021 and $10.8 million in the six months ended June 30, 2021 compared to the corresponding periods in 2020. The increase in both periods is attributable the impact of COVID-19 on our real estate and resort revenues in the three and six months ended June 30, 2020.
Personnel costs decreased $0.6 million in the three months ended June 30, 2021 and decreased $17.5 million in the six months ended June 30, 2021 compared to the corresponding periods in 2020. The decrease in the six month period was primarily driven by $25.6 million in investment success bonuses paid in the 2020 period related to our sales of shares of Ceridian paid in 2020 compared to $11.1 million of such expense in the 2021 period.
Other operating expenses increased by $28.9 million in the three months ended June 30, 2021 and increased $49.8 million in the six months ended June 30, 2021 compared to the corresponding periods in 2020. The increase was primarily driven by $8.2 million and $15.7 million of management fees and $20.3 million and 37.4 million of carried interest expense incurred with our Manager in the three and six months ended June 30, 2021, respectively, compared to $4.2 million and $8.4 million of management fees in the three and six months ended June 30, 2020, respectively. Carried interest payments in the 2021 periods were attributable to our distributions from Senator JV and sales of D&B.
Recognized (losses) gains, net, decreased $305.2 million in the three months ended June 30, 2021 and decreased $1,553.6 million in the six months ended June 30, 2021 compared to the corresponding period in 2020. The decrease is primarily attributable to greater gains on sales and fair value marks on our holdings of Ceridian in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2021, offset by a gain of $111.1 million on our sale of D&B shares in the three and six months ended June 30, 2021. See Note D for further information on recognized gains on equity securities.
Earnings (loss) before income taxes decreased $332.2 million in the three months ended June 30, 2021 and decreased $1,583.4 million in the six months ended June 30, 2021 compared to the corresponding periods in 2020. The decreased earnings was primarily attributable to the factors noted above.

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
As of June 30, 2021, we had cash and cash equivalents of $271.2 million, of which $214.6 million was cash held by the corporate holding company, and $200.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $400.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2021 and 2020 totaled $67.2 million and $81.3 million, respectively. The decrease in cash used in operations of $15.6 million is primarily attributable to the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the six months ended June 30, 2021 and 2020 were $(282.0) million and $83.3 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $365.3 million in the 2021 period from the 2020 period is primarily attributable to a net decrease in proceeds from sales of investments, net of investments in new and additional investments in unconsolidated affiliates in the 2021 period compared to the 2020 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $4.9 million and $16.2 million for the six-month periods ended June 30, 2021 and 2020, respectively. The capital expenditures in 2021 and 2020 primarily consisted of purchases of equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the six months ended June 30, 2021 and 2020 were $(100.2) million and $387.0 million, respectively. The decrease in cash provided by financing activities of $486.8 is primarily attributable to net proceeds of $455.0 million from an equity offering shares of our common stock in the six months ended June 30, 2020 and increased treasury repurchases of $73.6 million in the six months ended June 30, 2021, partially offset by greater net debt paydowns (net of borrowings) of $44.9 million in the six months ended June 30, 2020.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2021 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,364.3 million as of June 30, 2021.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of June 30, 2021, our required annual payments relating to these contractual obligations were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Operating lease payments	$18.2	$35.8	$32.4	$24.3	$21.3	$146.9	$278.9
Unconditional purchase obligations	43.3	14.7	8.7	7.1	5.9	6.8	86.5
Notes payable	4.2	26.6	8.2	0.9	0.6	12.0	52.5
Management fees payable to Manager	16.3	32.7	32.7	27.3	—	—	109.0
Restaurant Group financing obligations	1.7	3.4	3.4	3.4	3.5	24.2	39.6
Total	$83.7	$113.2	$85.4	$63.0	$31.3	$189.9	$566.5

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
We repurchased 2,528,168 shares of CNNE common stock during the six months ended June 30, 2021 for approximately $89.7 million in the aggregate, or an average of $35.49 per share. Since the original commencement of the 2019 Repurchase Program through market close on June 30, 2021, we repurchased a total of 3,216,584 common shares for approximately $109.1 million in the aggregate, or an average of $33.90 per share.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
4/1/2021 - 4/30/2021	—	—	—	14,311,584
5/1/2021 - 5/31/2021	1,299,951	36.29	1,299,951	13,011,633
6/1/2021 - 6/30/2021	1,228,217	34.65	1,228,217	11,783,416
Total	2,528,168	$35.49	2,528,168
(1)    On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we may purchase up to 5 million shares of our CNNE common stock through September 30, 2022.
(2)    On March 1, 2021, our Board of Directors approved the 2021 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through February 26, 2024.
(3)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Backstop Agreement, dated as of May 10, 2021, by and among Austerlitz Acquisition Corporation I and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 10, 2021).

10.2	Amended and Restated Sponsor Agreement, dated as of May 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 10, 2021).

10.3
FPA Mutual Termination Agreement, dated as of May 10, 2021, by and among Austerlitz Acquisition Corporation I and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed May 10, 2021).

10.4
Backstop Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 29, 2021).

10.5	Amended and Restated Sponsor Agreement, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 29, 2021).

10.6
FPA Termination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed June 29, 2021).

10.7	Amended and Restated Management Services Agreement, dated as of August 4, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2021	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)