Form 10-Q
period 2021-09-30
Cannae Holdings, Inc.
filed 2021-11-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 29, 2021 there were 88,912,864 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2021
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$234.2	$724.7
Fixed maturity securities available for sale, at fair value	—	35.2
Other current assets	91.8	84.3
Total current assets	326.0	844.2
Equity securities, at fair value	1,241.7	1,799.1
Investments in unconsolidated affiliates	2,268.2	1,453.0
Lease assets	177.2	202.3
Property and equipment, net	99.7	145.8
Other intangible assets, net	27.8	51.8
Goodwill	53.4	53.4
Other long term investments and non-current assets	119.5	63.8
Total assets	$4,313.5	$4,613.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$92.8	$93.2
Lease liabilities, current	23.8	26.2
Income taxes payable	38.0	47.4
Deferred revenue	14.6	23.9
Notes payable, current	7.4	11.3
Total current liabilities	176.6	202.0
Lease liabilities, long term	169.3	195.6
Deferred tax liability	190.1	325.3
Notes payable, long term	220.4	52.2
Accounts payable and other accrued liabilities, long term	49.3	53.1
Total liabilities	805.7	828.2
Commitments and contingencies - see Note G
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of September 30, 2021 and December 31, 2020; outstanding of 88,912,864 and 91,651,257 shares as of September 30, 2021 and December 31, 2020, respectively, and issued of 92,381,740 and 92,391,965 shares as of September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of September 30, 2021 and December 31, 2020	—	—
Retained earnings	1,752.1	1,929.8
Additional paid-in capital	1,883.7	1,875.8
Less: Treasury stock, 3,468,876 and 740,708 shares as of September 30, 2021 and December 31, 2020, respectively, at cost	(117.6)	(21.1)
Accumulated other comprehensive loss	(18.8)	(4.9)
Total Cannae shareholders' equity	3,499.4	3,779.6
Noncontrolling interests	8.4	5.6
Total equity	3,507.8	3,785.2
Total liabilities and equity	$4,313.5	$4,613.4
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenues:
Restaurant revenue	$175.1	$129.4	$532.3	$398.7
Other operating revenue	10.9	10.3	28.0	16.6
Total operating revenues	186.0	139.7	560.3	415.3
Operating expenses:
Cost of restaurant revenue	154.8	121.7	462.8	375.6
Personnel costs	21.9	16.7	58.3	69.2
Depreciation and amortization	6.3	6.5	20.6	22.2
Other operating expenses	27.8	23.2	115.6	68.0
Goodwill impairment	—	—	—	7.7
Total operating expenses	210.8	168.1	657.3	542.7
Operating loss	(24.8)	(28.4)	(97.0)	(127.4)
Other income (expense):
Interest, investment and other income	18.7	4.7	20.1	15.2
Interest expense	(2.3)	(1.6)	(6.9)	(6.4)
Recognized (losses) gains, net	(186.2)	189.6	(224.7)	1,682.8
Total other (expense) income	(169.8)	192.7	(211.5)	1,691.6
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(194.6)	164.3	(308.5)	1,564.2
Income tax (benefit) expense	(34.7)	35.1	(47.4)	335.6
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(159.9)	129.2	(261.1)	1,228.6
Equity in earnings (losses) of unconsolidated affiliates	41.4	(1.2)	86.5	3.6
Net (loss) earnings	(118.5)	128.0	(174.6)	1,232.2
Less: Net earnings (loss) attributable to non-controlling interests	2.5	(3.9)	3.1	(22.7)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(121.0)	$131.9	$(177.7)	$1,254.9
Earnings per share
Basic
Net (loss) earnings per share	$(1.36)	$1.44	$(1.97)	$14.97
Diluted
Net (loss) earnings per share	$(1.36)	$1.44	$(1.97)	$14.94
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	88.8	91.3	90.3	83.8
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	88.9	91.6	90.4	84.0
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net (loss) earnings	$(118.5)	$128.0	$(174.6)	$1,232.2
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	0.3	0.5	11.5
Unrealized (losses) gains of investments in unconsolidated affiliates (2)	(3.0)	4.8	(5.7)	(1.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	—	—	(10.9)	—
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (4)	—	1.8	2.2	46.2
Other comprehensive (loss) earnings	(3.0)	6.9	(13.9)	56.0
Comprehensive (loss) earnings	(121.5)	134.9	(188.5)	1,288.2
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	2.5	(3.9)	3.1	(22.7)
Comprehensive (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(124.0)	$138.8	$(191.6)	$1,310.9
_________________________________

(1)Net of income tax expense of $0.1 million for the three months ended September 30, 2020, and $0.1 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Net of income tax (benefit) expense of $(0.8) million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $(1.5) million and $(0.4) million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Net of income tax benefit of $2.9 million for the three and nine months ended September 30, 2021.
(4)Net of income tax expense of $0.5 million for the three months ended September 30, 2020, and $0.6 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2020	92.4	$—	$1,868.4	$1,266.6	$3.2	0.7	$(20.3)	$15.9	$3,133.8
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.3	—	—	—	0.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	4.8	—	—	—	4.8
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	1.8	—	—	—	1.8
Stock-based compensation, consolidated subsidiaries	—	—	1.2	—	—	—	—	—	1.2
Contribution of CSA services from FNF	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	1.8	—	—	—	—	—	1.8
Net earnings (loss)	—	—	—	131.9	—	—	—	(3.9)	128.0
Balance, September 30, 2020	92.4	$—	$1,871.7	$1,398.5	$10.1	0.7	$(20.3)	$12.0	$3,272.0

Balance, June 30, 2021	92.4	$—	$1,880.8	$1,873.1	$(15.8)	3.2	$(110.8)	$6.2	$3,633.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.0)	—	—	—	(3.0)
Treasury stock repurchases	—	—	—	—	—	0.2	(6.8)	—	(6.8)
Stock-based compensation, consolidated subsidiaries	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation, unconsolidated affiliates	—	—	2.3	—	—	—	—	—	2.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net (loss) earnings	—	—	—	(121.0)	—	—	—	2.5	(118.5)
Balance, September 30, 2021	92.4	$—	$1,883.7	$1,752.1	$(18.8)	3.4	$(117.6)	$8.4	$3,507.8

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY- CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	11.5	—	—	—	11.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.7)	—	—	—	(1.7)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	46.2	—	—	—	46.2
Restaurant Group reorganization and deconsolidation of Legendary Baking and VIBSQ	—	—	5.2	—	—	—	—	(10.3)	(5.1)
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	3.3	—	—	—	—	—	3.3
Contribution of CSA services from FNF	—	—	1.1	—	—	—	—	—	1.1
Stock-based compensation, unconsolidated affiliates	—	—	10.4	—	—	—	—	—	10.4
Net earnings (loss)	—	—	—	1,254.9	—	—	—	(22.7)	1,232.2
Balance, September 30, 2020	92.4	$—	$1,871.7	$1,398.5	$10.1	0.7	$(20.3)	$12.0	$3,272.0

Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.5	—	—	—	0.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(5.7)	—	—	—	(5.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.9)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	2.2	—	—	—	2.2
Treasury stock repurchases	—	—	—	—	—	2.7	(96.5)	—	(96.5)
Stock-based compensation, consolidated subsidiaries	—	—	2.0	—	—	—	—	—	2.0
Stock-based compensation, unconsolidated affiliates	—	—	5.9	—	—	—	—	—	5.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net (loss) earnings	—	—	—	(177.7)	—	—	—	3.1	(174.6)
Balance, September 30, 2021	92.4	$—	$1,883.7	$1,752.1	$(18.8)	3.4	$(117.6)	$8.4	$3,507.8

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,

	2021	2020

Cash flows from operating activities:
Net (loss) earnings	$(174.6)	$1,232.2
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	20.6	22.2
Equity in earnings of unconsolidated affiliates	(86.5)	(3.6)
Distributions from investments in unconsolidated affiliates	5.4	0.5
Recognized losses (gains) and asset impairments, net	225.0	(1,669.7)
Lease asset amortization	15.8	17.4
Stock-based compensation cost	2.0	3.3
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in other assets	22.6	(29.9)
Net decrease in lease liabilities	(18.9)	(22.3)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	(11.6)	17.4
Net change in income taxes	(141.4)	241.6
Net cash used in operating activities	(141.6)	(190.9)
Cash flows from investing activities:
Proceeds from partial sale of Ceridian shares	275.0	522.0
Proceeds from partial sale of D&B shares	186.0	—
Additions to property and equipment and other intangible assets	(7.7)	(18.3)
Collections of notes receivable	2.8	—
Additions to notes receivable	(18.6)	(28.9)
Proceeds from sales of property and equipment	10.3	—
Proceeds from sale of other investments in unconsolidated affiliates and other long term investments	18.5	—
Investment in Dun & Bradstreet	—	(200.0)
Investment in Optimal Blue	—	(289.0)
Investments in Paysafe, net of subscription fees earned	(494.4)	—
Investments in Alight, net of subscription fees earned	(446.3)	—
Investments in Sightline	(272.0)	—
Purchase of warrants of Austerlitz II	(29.6)	—
Additional investments in unconsolidated affiliates	(8.5)	(311.5)
Cash proceeds from settlement of fixed maturity securities and equity in Colt	38.7	—
Cash proceeds from sales of VIBSQ, Legendary Baking, and RCI	28.2	—
Purchases of other long term investments	(4.0)	—
Cash deconsolidated through the Blue Ribbon Reorganization	—	(1.1)
Distributions from investments in unconsolidated affiliates	281.3	1.6
Net purchases of short-term investment securities	—	0.5
Net other investing activities	2.6	0.8
Net cash used in investing activities	(437.7)	(323.9)
Cash flows from financing activities:
Borrowings	206.5	37.0
Debt service payments	(21.2)	(94.3)
Sale of noncontrolling interest in consolidated subsidiary	—	3.7
Proceeds from equity offering, net of offering costs	—	455.0
Treasury stock repurchases	(96.5)	(14.4)
Net cash provided by financing activities	88.8	387.0
Net decrease in cash and cash equivalents	(490.5)	(127.8)
Cash and cash equivalents at beginning of period	724.7	533.7
Cash and cash equivalents at end of period	$234.2	$405.9
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
Description of the Business
We are engaged in actively managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses, in order to achieve superior financial performance and maximize the value of these assets. Our primary investments as of September 30, 2021 include our minority ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Paysafe Limited ("Paysafe"), Alight, Inc. ("Alight"), Optimal Blue Holdco, LLC ("Optimal Blue"), Sightline Payments Holdings, LLC ("Sightline") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity investments.
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
Recent Developments
Ceridian
On May 20, 2021, we completed the sale of 2.0 million shares of common stock of Ceridian pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ("Rule 144"). In connection with the sale, we received proceeds of $175.0 million.
In September 2021, we completed the sale of 1.0 million shares of common stock of Ceridian for proceeds of $100.0 million pursuant to the terms of a covered call agreement (together with the sale on May 20, 2021, the "Ceridian Share Sales").

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As a result of the Ceridian Share Sales, we owned 11.0 million shares of Ceridian common stock as of September 30, 2021, which represented approximately 7.4% of its outstanding stock as of September 30, 2021.
Refer to Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.
On October 21, 2021, we completed the sale of an additional 1.0 million shares of common stock of Ceridian pursuant to Rule 144. In connection with the sale, we received proceeds of $125.8 million in October 2021.
Dun & Bradstreet
On January 8, 2021, D&B completed its acquisition of Bisnode Business Information Group AB (the "Bisnode Acquisition"). In connection with the Bisnode Acquisition, D&B issued an additional 6.2 million shares of its common stock, which resulted in a decrease in our ownership interest in D&B from approximately 18.1% to approximately 17.7% and we recorded a gain of $18.6 million in the nine months ended September 30, 2021.
On June 28, 2021, we completed the sale of an aggregate of 8.5 million shares of common stock of D&B (the "D&B Share Sale") pursuant to Rule 144. In connection with the D&B Share Sale, we received aggregate proceeds of $186.0 million and recorded a gain of $111.1 million. As a result of the D&B Share Sale, we now own 68.1 million shares of D&B, which represents approximately 15.8% of its outstanding common stock as of September 30, 2021. Refer to Notes C and D for further discussion of our accounting for our investment in D&B.
Alight
On January 25, 2021, Foley Trasimene Acquisition Corp. ("FTAC") entered into a business combination agreement with predecessor of Alight, a leading cloud-based provider of integrated digital human capital and business solutions, as amended and restated April 29, 2021, by and among FTAC, Alight and other parties thereto (the "FTAC Alight Business Combination"). Also on January 25, 2021, Cannae entered into an agreement to purchase 25 million shares of Alight for $250.0 million as part of a private investment in public equity ("PIPE") raised in conjunction with the FTAC Alight Business Combination (the "Alight Subscription Agreement").
During the quarter ended June 30, 2021, Cannae funded the following investments in Alight: (a) $250.0 million pursuant to the Alight Subscription Agreement, (b) $150.0 million pursuant to a previously announced forward purchase agreement with FTAC (the "FTAC FPA") entered into on May 8, 2020 and (c) $52.4 million for the purchase of 5.2 million shares of FTAC on the open market (the "Purchased Shares").
In July 2021, we sold 1.0 million of the Purchased Shares for aggregate proceeds of $10.3 million.
On July 2, 2021, FTAC completed the FTAC Alight Business Combination in accordance with the relevant business combination agreement. The newly combined company operates as Alight and is traded on the New York Stock Exchange ("NYSE") under the symbol ALIT. The FTAC Alight Business Combination was funded with the cash held in trust at FTAC, forward purchase commitments, PIPE commitments and equity of Alight.
For Cannae’s total investment in Alight of $446.6 million, inclusive of our previous $4.5 million investment in the sponsor of FTAC (the "FTAC Sponsor") and net of the Purchased Shares sold, Cannae received 50,390,129 common shares and 5,000,000 warrants of Alight (the "Alight Warrants") and 3,026,666 LLC units of Alight's operating subsidiary with substantially the same terms as Alight's public warrants and indirectly held by the Company through its interest in the FTAC Sponsor. As of September 30, 2021, Cannae, directly and indirectly through our ownership interest in the FTAC Sponsor, holds approximately 9.6% of the outstanding common equity of Alight. In connection with the investment in the PIPE and deal syndication, Cannae earned $6.1 million of fees which were deducted from the basis of our investment in Alight.
We account for our investment in common equity of Alight as an equity method investment and the Alight Warrants as a derivative. See Note C and D for further discussion of our accounting for our investment in common equity and warrants of Alight.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In conjunction with the FTAC II Paysafe Merger, Cannae funded its previously announced investments in Paysafe of (a) $350 million as part of our subscription to the PIPE (the "Paysafe Subscription Agreement" and collectively with the Alight Subscription Agreement the "Subscription Agreements") and (b) $150 million as part of our forward purchase agreement with FTAC II entered into on July 31, 2020 (the "FTAC II FPA"). For Cannae’s total investment in Paysafe of $504.7 million, inclusive of our previous investment in the sponsor of FTAC II ("FTAC II Sponsor"), Cannae received 54,294,395 common shares and 5,000,000 Paysafe warrants and 3,134,067 LLC units of Paysafe's operating subsidiary with substantially the same terms as Paysafe's public warrants (collectively, the "Paysafe Warrants"). In connection with the investment in the PIPE, Paysafe paid Cannae a fee of $5.6 million as described in the agreement and plan of merger dated December 7, 2020, which was deducted from the basis of our investment.
In September 2021, the sponsor of FTAC II distributed all of its interest in Paysafe to its limited partners. As a result, Cannae now directly holds all of its interest in common equity of Paysafe and Paysafe Warrants.
As of September 30, 2021, Cannae directly holds approximately 7.5% of the outstanding common equity of Paysafe.
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
On February 25, 2021, we entered into a forward purchase agreement (the "Austerlitz II FPA" and collectively with the FTAC FPA and the FTAC II FPA, the "Forward Purchase Agreements") with Austerlitz Acquisition Corp. II (“Austerlitz II”), a SPAC whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "Austerlitz II Initial Business Combination"). Austerlitz II is co-sponsored by entities affiliated with William P. Foley II. Under the Austerlitz II FPA, we agreed to purchase an aggregate of 12,500,000 shares of Austerlitz II’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of Austerlitz II's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the Austerlitz II Initial Business Combination. Additionally, Cannae directly invested $29.6 million for a 20% indirect economic interest in the founder shares held by the sponsor and a direct interest in 19,733,333 private placement warrants of Austerlitz II (the "Austerlitz II Warrants") at the initial public offering. The Austerlitz II FPA is contingent upon the closing of the Austerlitz II Initial Business Combination.
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
On June 28, 2021, Trebia entered into a Business Combination Agreement by and among Trebia, S1 Holdco LLC, a Delaware limited liability company (“S1 Holdco”), System1 SS Protect Holdings, Inc., a Delaware corporation (“Protected”),

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

and the other parties named therein (the "Trebia S1 Business Combination Agreement"). The Trebia S1 Business Combination Agreement provides for, among other things, the consummation of certain transactions whereby each of (i) System1, LLC, a Delaware limited liability company and the current operating subsidiary of S1 Holdco, and (ii) Protected.net Group Limited, a private limited company organized under the laws of the United Kingdom and the current operating subsidiary of Protected, will become subsidiaries of Trebia (the “Trebia S1 Business Combination”). Upon closing, the combined company will be named System1, Inc. ("System1") and is expected to be listed on the NYSE and trade under the new ticker symbol “SST.”
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
On September 16, 2021, Trebia filed its preliminary proxy statement in connection with the Trebia S1 Business Combination. Completion of the Trebia S1 Business Combination is subject to approval by Trebia shareholders, the effectiveness of its preliminary prospectus filed with the SEC in connection with the transaction, and other customary closing conditions, including the receipt of certain regulatory approvals. The Trebia S1 Business Combination is expected to close in the first quarter of 2022.
Refer to Note C and E for further discussion of our accounting for the Austerlitz II FPA, the Austerlitz II Warrants and the Backstop Agreements.
QOMPLX
On March 1, 2021, Tailwind Acquisition Corp. ("Tailwind") entered into a business combination agreement to merge with QOMPLX, Inc. ("QOMPLX") (the "Tailwind QOMPLX Merger"). In conjunction with the Tailwind QOMPLX Merger, Cannae entered into an agreement to purchase 4.6 million shares of common stock of the combined company for $37.5 million as part of a subscription to the PIPE. Additionally, in March 2021, Cannae funded a convertible note to QOMPLX for $12.5 million that matures on March 3, 2022 (the "QOMPLX Note"). During the quarter ended September 30, 2021, Cannae funded an additional $6.0 million, which was added to the existing QOMPLX Note.
On August 17, 2021, QOMPLX and Tailwind mutually agreed to terminate the Tailwind QOMPLX Merger citing market conditions, which prevented certain closing conditions from being satisfied. The termination of the Tailwind QOMPLX Merger also terminated the Tailwind Subscription Agreement. The termination had no effect on the QOMPLX Note.
Restaurant Group
In the nine months ended September 30, 2021, we commenced a plan to sell or dispose of the assets of Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ") and their subsidiaries.
On June 24, 2021, we entered into a membership purchase agreement for the sale of certain net assets of VIBSQ and its subsidiaries for $13.5 million. On July 30, 2021, we closed on the sale of such VIBSQ net assets and recorded a loss of $9.4 million, which is included in Recognized gains (losses), net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021.
On August 10, 2021, we entered into an asset purchase agreement for the sale of certain net assets of Legendary Baking and its subsidiaries for $6.1 million. We recorded a loss of $7.0 million as a result of classifying Legendary Baking as held for sale in the three months ended June 30, 2021. On September 3, 2021, we closed on the sale and recorded an additional loss of $3.9 million in the three months ended September 30, 2021. Both losses are included in Recognized gains (losses), net on the Condensed Consolidated Statement of Operations.
Subsequent to the transactions, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material involvement in Legendary Baking or VIBSQ.
Other Developments
On March 1, 2021, we announced that our Board authorized a three-year stock repurchase program, effective February 26, 2021, under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

terminated at any time. We repurchased 2,728,168 shares of CNNE common stock during the nine months ended September 30, 2021 for approximately $96.5 million in the aggregate, or an average of $35.36 per share.
On March 31, 2021, we closed on a $32.0 million investment in Sightline Payments LLC ("Sightline"), a fintech company that enables cashless, mobile and omnichannel payment solutions for the gaming, lottery, sports betting, entertainment and hospitality businesses. On August 16, 2021, we invested an additional $240.0 million in Sightline. Our total investment represents 32.6% of the outstanding membership interests in Sightline at the time of the transaction and is accounted for using the equity method. See Note C and D for further discussion of the Company's accounting for investments in unconsolidated affiliates.
During the nine months ended September 30, 2021, we received distributions of $280.6 million from our joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP. We have no further material ownership interest in the Senator JV.
On May 21, 2021, Ceska zbrojovka Group SE (“CZG”) acquired 100% of the outstanding equity of Colt Holdings, LLC ("Colt"). In conjunction with the transaction, we received $37.3 million for our holdings of Colt corporate debt securities, including accrued interest thereon, $1.4 million for our equity in Colt and expect to receive $0.4 million of cash and $3.6 million of CZG equity securities for our holdings of Colt equity in October 2021. We recorded a gain of $20.3 million on the transaction, inclusive of $10.9 million (net of $2.9 million of deferred taxes) of gains reclassified from other comprehensive earnings. We have the opportunity to receive additional equity securities of CZG contingent on future operating results of Colt. Subsequent to the transaction, we have no further ownership interest in Colt debt or equity securities.
In the nine months ended September 30, 2021, we commenced a plan to sell Rock Creek Idaho Holdings, LLC ("RC"). On August 10, 2021, we entered into an asset purchase agreement for the sale of certain net assets of RC and its subsidiaries for $44.2 million, consisting of cash of $9.2 million, net of transaction costs, and a note receivable of $35.0 million. We recorded a gain of $18.9 million as a result of the sale, which is included in Recognized gains (losses), net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021. The chairman of our Board, William P. Foley II is a partner in the joint venture that purchased RC. Subsequent to the transaction, we have no further involvement in RC.
On October 14, 2021, Capital One Financial Corporation announced that it entered into a definitive agreement to purchase Triple Tree, LLC ("Triple Tree"), the investment banking subsidiary of Triple Tree Holdings, LLC ("TTH"). Cannae owns a 24.6% fully diluted interest in TTH. As a result of the sale, the two businesses comprising TTH will become two separate organizations. TripleTree is joining the Capital Markets group of Capital One Commercial Bank as a wholly owned subsidiary, operating under the current TripleTree brand. TTCP Management Services, LLC, will continue as an independent, Minneapolis-based principal investor focused on healthcare technology and services. The transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions.
Related Party Transactions
During the nine months ended September 30, 2021 and 2020, we incurred $24.6 million and $15.1 million, respectively, of management fee expenses payable to our Manager, and in the nine months ended September 30, 2021, we incurred $37.4 million of carried interest expense related to monetization of the Company's investments, which are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations. In the nine months ended September 30, 2020, we earned $9.1 million of income related to transaction fees earned by the Manager and allocable to us, which is recorded in Interest, investment and other income in our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2021 and 2020, there were no

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 17.8% and 21.4% in the three months ended September 30, 2021 and 2020, respectively, and 15.4% and 21.5% in the nine months ended September 30, 2021 and 2020, respectively. The change in the effective tax rate in both the three and nine-month periods ended September 30, 2021 compared to the corresponding prior year periods was primarily attributable to the varying impact of equity in earnings (losses) of unconsolidated affiliates on earnings (loss) before taxes.
We have a Deferred tax liability of $190.1 million as of September 30, 2021 and of $325.3 million as of December 31, 2020. The $135.2 million change in deferred taxes in the nine months ended September 30, 2021 is primarily attributable to the sales of various investments and the impairment recorded on our investment in Paysafe, partially offset by the tax impact of equity in earnings of unconsolidated affiliates and unrealized gains on the change in fair market value of the Company’s investment in Ceridian.

Restricted Cash
Our Restaurant Group is required to hold cash collateralizing its outstanding letters of credit. Included in Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 is $12.5 million of such restricted cash.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$169.0	$129.2	$507.6	$395.5
Bakery sales	Restaurant Group	5.5	—	22.1	2.2
Franchise and other	Restaurant Group	0.6	0.2	2.6	1.0
Total restaurant revenue		175.1	129.4	532.3	398.7
Other operating revenue:
Real estate and resort	Corporate and other	9.7	9.9	25.4	15.7
Other	Corporate and other	1.2	0.4	2.6	0.9
Total other operating revenue		10.9	10.3	28.0	16.6
Total operating revenues		$186.0	$139.7	$560.3	$415.3
Restaurant revenue consists of restaurant sales, bakery sales, and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped and control transfers to the customer. Subsequent to our sale of Legendary Baking's net assets, we no longer generate revenue from bakery operations.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30,	December 31,
	2021	2020
	(In millions)
Trade receivables, net	$10.6	$17.6
Deferred revenue (contract liabilities)	14.6	23.9
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $3.8 million and $13.3 million, respectively, was recognized in the three and nine months ended September 30, 2021 that was included in Deferred revenue at the beginning of the period. Revenue of $4.0 million and $17.3 million, respectively, was recognized in the three and nine months ended September 30, 2020 that was included in Deferred revenue at the beginning of the period.
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$1,238.8	$—	$—	$1,238.8
Other	2.9	—	—	2.9
Total equity securities	1,241.7	—	—	1,241.7
Other noncurrent assets:
Backstop Agreements	—	12.2	—	12.2
Paysafe Warrants	15.0	—	—	15.0
Alight Warrants	15.3	—	—	15.3
Austerlitz II Warrants	—	20.7	—	20.7
Total other noncurrent assets	30.3	32.9	—	63.2
Total Assets	$1,272.0	$32.9	$—	$1,304.9
Liabilities:
Austerlitz II FPA	$—	$—	$1.5	$1.5
Total Liabilities	$—	$—	$1.5	$1.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
Forward Purchase Agreements (as defined in Annual Report)	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total equity securities	$1,493.4	$—	$305.7	$1,799.1
Total assets	$1,493.4	$—	$340.9	$1,834.3
Fixed Maturity Securities
Our Level 3 fair value measurement for our fixed maturity securities available for sale are provided by a single third-party pricing service. Depending on security specific characteristics, either an income or a contingent claims approach was utilized in determining fair value of our Level 3 fixed-maturity securities available for sale. Discount rates are the primary unobservable inputs utilized for the securities valued using an income approach. The discount rates used are based on company-specific risk premiums, public company comparable securities, and leveraged loan indices. As discussed in Note A, as a result of the disposition of our Colt securities, we no longer have any Level 3 fixed-maturity securities available for sale as of September 30, 2021.
Austerlitz II FPA
The Austerlitz II FPA is accounted for at fair value pursuant to Accounting Standards Codification ("ASC") Topic 321 Investment - Equity Securities. We utilized a Monte Carlo Simulation in determining the fair value of this agreement, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The value of the agreement is then calculated as the difference between the future simulated price and the fixed purchase price for the underlying security to be purchased. The primary unobservable input utilized in determining the fair value of the Austerlitz II FPA is the probability of consummation of the business combinations of each underlying transaction. The probability assigned to the consummation of the Austerlitz II Initial Business Combination was 90%. Determination of such probability is based on a hybrid approach of both observed success rates of business combinations for SPACs and the sponsor of Austerlitz II's track record for consummating similar transactions. Based on the total fair value of the Austerlitz II FPA as of September 30, 2021, changes in the probability utilized will not result in a change in fair value that is significant or material to the Company's financial position or results of operations.
Austerlitz II Warrants
The Austerlitz II Warrants are accounted for at fair value pursuant to ASC Topic 815 Derivatives and Hedging. These private placement warrants are valued using the trading price of Austerlitz II's publicly traded warrants (NYSE: ASZ-WT) and are considered a Level 2 fair value measurement.
Backstop Agreements
The Backstop Agreements are considered written options and accounted for at fair value. We utilized a Black-Scholes option pricing formula to determine the fair value of the Backstop Agreements, which is considered to be a Level 2 fair value measurement. The value is calculated based on the common stock price of Austerlitz I and Trebia, the amount of time the Backstop Agreements are expected to be outstanding, risk free rates and the volatility of the underlying common stock of Austerlitz I and Trebia.
The following table presents a summary of the changes in the fair values of Level 3 assets and liabilities, measured on a recurring basis, for the three and nine months ended September 30, 2021 and 2020 (in millions).

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended September 30, 2021
	Forward Purchase	Subscription	Austerlitz II
	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$8.1	$7.9	$24.7	$40.7
Net valuation loss included in earnings (1)	1.2	(9.2)	(4.0)	(12.0)
Reclassification to investments in unconsolidated affiliates and Warrants	(10.8)	1.3	—	(9.5)
Transfers to Level 2	—	—	(20.7)	(20.7)
Fair value, end of period	$(1.5)	$—	$—	$(1.5)

	Three Months Ended September 30, 2020
	Corporate debt	Forward Purchase
	securities	Agreements	Total
Fair value, beginning of period	$33.9	$12.5	$46.4
Net valuation gain included in earnings (1)	—	13.5	13.5
Net valuation gain included in other comprehensive earnings (2)	0.6	—	0.6
Fair value, end of period	$34.5	$26.0	$60.5

	Nine Months Ended September 30, 2021
	Corporate debt	Forward Purchase	Subscription	Austerlitz II
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Net valuation (loss) gain included in earnings (1)	—	(26.2)	7.7	(8.9)	(27.4)
Reclassification to investments in unconsolidated affiliates and Warrants	—	(111.4)	(177.3)	—	(288.7)
Purchase of Austerlitz II Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Transfers to Level 2	—	—	—	(20.7)	(20.7)
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$(1.5)	$—	$—	$(1.5)

	Nine Months Ended September 30, 2020
	Corporate debt	Forward Purchase
	securities	Agreements	Total
Fair value, beginning of period	$19.2	$—	$19.2
Net valuation gain included in earnings (1)	—	26.0	26.0
Net valuation gain included in other comprehensive earnings (2)	15.3	—	15.3
Fair value, end of period	$34.5	$26.0	$60.5
_____________________________________
(1) Included in Recognized gains and (losses), net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. We transferred the Austerlitz II Warrants from Level 3 to Level 2 in the three and nine months ended September 30, 2021 as the price of Austerlitz II's publicly traded warrants became available.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the three and nine months ended September 30, 2021 and 2020 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note F.

Note D — Investments
Equity Securities
Gains on equity securities included in Recognized gains and losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net gains recognized during the period on equity securities	$190.2	$69.5	$14.4	$1,333.3
Less: net gains (losses) recognized during the period on equity securities sold or transferred during the period	8.1	—	(52.1)	180.8
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$182.1	$69.5	$66.5	$1,152.5

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2021 and December 31, 2020 consisted of the following (in millions):

	Ownership at September 30, 2021	September 30, 2021	December 31, 2020
Dun & Bradstreet	15.8%	$579.1	$653.2
Alight/FTAC Sponsor (1)	9.6%	503.1	—
Paysafe	7.5%	419.4	—
Optimal Blue	20.0%	270.2	279.8
AmeriLife	19.8%	109.9	121.1
Sightline	32.6%	272.0	—
Other	various	114.5	398.9
Total		$2,268.2	$1,453.0
_____________________________________
(1) Represents both the Company's direct interest in Alight and indirect interest in Alight held through our interest in the FTAC Sponsor.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2021 and 2020 consisted of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Dun & Bradstreet	$2.6	$(3.1)	$(13.0)	$(48.5)
Paysafe/FTAC II Sponsor	(7.1)	—	64.3	—
Alight/FTAC Sponsor	49.9	—	49.9	—
Ceridian (1)	—	—	—	1.5
Optimal Blue	(2.7)	(4.7)	(10.9)	(4.7)
Senator JV	—	1.6	—	80.9
AmeriLife	(4.5)	(0.8)	(11.5)	(4.3)
Sightline	(0.1)	—	(0.1)	—
Other	3.3	5.8	7.8	(21.3)
Total	$41.4	$(1.2)	$86.5	$3.6
_____________________________________
(1) The amount for the nine months ended September 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dun & Bradstreet
Based on quoted market prices, the aggregate value of our ownership of Dun & Bradstreet common stock was $1.1 billion as of September 30, 2021.
As of September 30, 2021, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but account for our investment under the equity method because we exert significant influence: (a) through our 15.8% ownership, (b) because certain of our senior management and directors serve on D&B's board of directors, and (c) because we are party to an agreement with other of its equity sponsors, which collectively own greater than 50% of the outstanding voting equity of Dun & Bradstreet, pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
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
Summarized financial information for Dun & Bradstreet and its predecessor for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2021	December 31, 2020
	(In millions)
Total current assets	$649.0	$874.4
Goodwill and other intangible assets, net	8,228.6	7,672.7
Other assets	869.7	673.2
Total assets	$9,747.3	$9,220.3

Current liabilities	$919.6	$828.1
Long-term debt	3,543.5	3,255.8
Other non-current liabilities	1,638.9	1,552.5
Total liabilities	6,102.0	5,636.4
Total equity	3,645.3	3,583.9
Total liabilities and equity	$9,747.3	$9,220.3

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Total revenues	$541.9	$444.4	$1,567.3	$1,258.8
Earnings (loss) before income taxes	14.7	(24.0)	(27.5)	(227.6)
Net income (loss)	18.2	(14.3)	(55.9)	(114.7)
Dividends attributable to preferred equity and (income) expense attributable to noncontrolling interest	(1.6)	(2.0)	(4.2)	(67.7)
Net income (loss) attributable to Dun & Bradstreet	16.6	(16.3)	(60.1)	(182.4)

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

	September 30, 2021	December 31, 2020
	(In millions)
Total current assets	$64.8	$38.0
Goodwill and other intangible assets, net	1,737.0	1,831.3
Other assets	103.8	100.1
Total assets	$1,905.6	$1,969.4

Current liabilities	$31.7	$28.9
Long-term debt	493.7	493.0
Other non-current liabilities	88.8	105.0
Total liabilities	614.2	626.9
Redeemable member's interest	947.1	578.0
Additional paid-in capital	450.6	813.0
Accumulated deficit	(106.3)	(48.5)
Total redeemable member's interest and equity	1,291.4	1,342.5
Total liabilities, redeemable member's interest and equity	$1,905.6	$1,969.4

	Three Months Ended September 30, 2021	Period from September 15, 2020 to September 30, 2020	Nine Months Ended September 30, 2021
	(In millions)
Total revenues	$46.4	$6.7	$132.3
Operating loss	(11.9)	(20.3)	(43.0)
Net loss	(17.6)	(25.1)	(57.8)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Paysafe
On March 30, 2021, we closed on our investment in Paysafe. We account for our investment in Paysafe as an equity method investment on a three-month lag.
Based on quoted market prices, the aggregate value of our ownership of Paysafe common stock was $418.8 million as of September 30, 2021 and the book value of our investment in Paysafe was $810.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our investment, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment of $391.8 million in the three months ended September 30, 2021 which is included in Recognized (losses) gains, net, on our Condensed Consolidated Statement of Operations
As of September 30, 2021, we hold less than 20% of the outstanding common equity of Paysafe but we account for our investment under the equity method because we exert significant influence: (a) through our 7.5% direct ownership, (b) because certain of our senior management and directors serve on Paysafe's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Paysafe's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe.
As of the date of our initial investment in Paysafe, there was a $567.8 million difference between the amount of our recorded direct investment in Paysafe and the amount of the Company's ratable portion of the underlying equity in net assets of Paysafe. In the third quarter of 2021, the sponsor of FTAC II transferred its interest in Paysafe to its owners. As a result of the increase in our direct investment in Paysafe, our basis difference was increased to $618.4 million. As a result of the impairment of our investment in the three months ended September 30, 2021, the basis difference was reduced to $224.3 million. We have evaluated the accounting treatment of such basis difference and allocated the entire remaining basis difference to equity method goodwill, which represents the excess of our basis difference over our equity in Paysafe’s net assets that are not attributable to their identifiable net assets.
We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our investment on March 30, 2021. Accordingly, our net earnings for the three and nine months ended September 30, 2021 includes our equity in Paysafe’s earnings for the three months ended June 30, 2021. Summarized financial information for Paysafe for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

June 30, 2021
(In millions)
Total current assets	$1,880.1
Goodwill and other intangible assets, net	4,944.8
Other assets	69.4
Total assets	$6,894.3

Current liabilities	$1,665.7
Long-term debt	2,114.9
Other liabilities	363.1
Total liabilities	4,143.7
Total equity	2,750.6
Total liabilities and equity	$6,894.3

Three Months Ended June 30, 2021
(In millions)
Total revenues	$384.3
Earnings before income taxes	23.5
Net income	6.6

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Alight
On July 2, 2021, we closed on our investment in Alight. We account for our investment in Alight as an equity method investment on a three-month lag.
Based on quoted market prices, the aggregate value of our direct and indirect ownership of Alight common stock was $578.5 million as of September 30, 2021.
As of September 30, 2021, we hold less than 20% of the outstanding common equity of Alight but we account for our investment under the equity method because we exert significant influence: (a) through our 9.6% direct and indirect ownership, (b) because certain of our senior management and directors serve on Alight's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Alight's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Alight.
Because we will record our equity in earnings or loss of Alight using lag reporting, there is no equity in earnings or loss of Alight included in our results of operations for the three or nine months ended September 30, 2021. We will begin including our equity in earnings or loss related to Alight in the fourth quarter of 2021, at which time we will begin providing summary financial information for Alight.
Sightline
On March 31, 2021, we closed on our initial $32.0 million investment in Sightline. On August 16, 2021, we invested an additional $240.0 million in Sightline. We account for our investment in Sightline as an equity method investment on a three-month lag.
Because we record our equity in earnings or loss of Sightline using lag reporting and made our significant investment in August 2021, there is no equity in earnings or loss of Sightline associated with our total investment included in our results of operations for the three or nine months ended September 30, 2021. We will begin providing summary financial information for Sightline in the fourth quarter of 2021.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in AmeriLife. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, our net earnings for the three and nine months ended September 30, 2021 includes our equity in AmeriLife’s losses for the three and nine months ended June 30, 2021, respectively, and our net earnings for the three and nine months ended September 30, 2020 include our equity in AmeriLife's losses for the three months ended June 30, 2020 and the period from March 18, 2020 through June 30, 2020, respectively.
Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	June 30, 2021	September 30, 2020
	(In millions)
Total current assets	$111.2	$108.5
Goodwill and other intangible assets, net	1,590.5	1,370.4
Other assets	23.0	16.4
Total assets	$1,724.7	$1,495.3

Current liabilities	$76.1	$53.1
Long-term debt	797.3	645.2
Other non-current liabilities	25.0	14.7
Total liabilities	898.4	713.0
Members' equity	555.5	607.4
Noncontrolling interest - nonredeemable	270.8	174.9
Total member's equity	826.3	782.3
Total liabilities and members' equity	$1,724.7	$1,495.3

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Period from March 18, 2020 to June 30, 2020
	(In millions)
Total revenues	$126.5	$68.5	$406.8	$82.1
Operating income (loss)	5.4	13.7	29.6	4.9
Net loss	(7.0)	3.2	(6.5)	(6.4)
Income attributable to noncontrolling interests	15.6	6.1	46.5	6.4
Net loss attributable to AmeriLife	(22.6)	(2.9)	(53.0)	(12.8)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Fixed Maturity Securities
 As discussed in Note A, we received the full payment for the Colt corporate debt securities and as of September 30, 2021, we held no fixed maturity securities. The carrying amounts and fair values of our available for sale fixed maturity securities at December 31, 2020 are as follows:

	December 31, 2020
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity securities available for sale:
Corporate debt securities	$35.2	$22.0	$13.2	$—	$35.2
Total	$35.2	$22.0	$13.2	$—	$35.2

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount and other-than-temporary-impairment recognized in earnings since the date of purchase. During the nine months ended September 30, 2021 and 2020, we incurred no other-than-temporary impairment charges relating to corporate debt securities.
Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of September 30, 2021, we have $34.0 million recorded for our investment in the equity of QOMPLX and certain other immaterial investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheet. We have not recorded any upward or downward adjustments to our investment in QOMPLX.

Note E — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended September 30, 2021 and December 31, 2020, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of September 30, 2021 and December 31, 2020, of which we are not the primary beneficiary:

	September 30, 2021			December 31, 2020
	Total Assets	Total Liabilities	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$15.2	$—	$15.2	$299.7	$299.7
Paysafe PIPE subscription	—	—	—	169.6	169.6
Forward Purchase Agreements	—	1.5	—	136.1	136.1
Backstop Agreements	12.2	—	12.2	—	—
Investments in Unconsolidated Affiliates
As of September 30, 2021, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our investments in the sponsors of FTAC, Trebia, Austerlitz I and Austerlitz II and funds that hold minority ownership interests

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

primarily in healthcare-related entities. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
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
Forward Purchase and Backstop Agreements
In addition to the Austerlitz II FPA and Backstop Agreements, the Company made investments in the sponsors of Trebia, Austerlitz I and Austerlitz II, which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The assets and liabilities represented by the Austerlitz II FPA and Backstop Agreements are accounted for as investments in equity securities pursuant to ASC 321 or as written options. See Notes C and D for further information on our accounting for equity securities and written options.

Note F — Notes Payable
Notes payable consists of the following:

	September 30, 2021	December 31, 2020
	(In millions)
99 Term Loan	$13.2	$16.8
99 Revolver	—	5.0
2020 Margin Facility	197.8	—
FNF Revolver	—	—
Brasada Interstate Loans	12.7	13.1
Other	4.1	28.6
Notes payable, total	$227.8	$63.5
Less: Notes payable, current	7.4	11.3
Notes payable, long term	$220.4	$52.2
At September 30, 2021, the carrying value of our outstanding notes payable approximates fair value. The respective carrying values of the loans under the 99 Restaurants Credit Facility and the B Note, Development Loan and Line of Credit Loan pursuant to the Interstate Credit Agreement, each as defined below, approximate fair value as they are variable rate instruments with monthly reset periods that reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities. The fixed-rate A Note, as defined below, pursuant to the Interstate Credit Agreement approximates fair value as of September 30, 2021.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
On August 16, 2021, the Borrowers entered into an Amendment Agreement to the 2020 Margin Facility, which increased the borrowing capacity of the 2020 Margin Facility by an additional $100.0 million and resulted in the transfer of 16,000,000 additional shares of DNB Common Stock to Borrower 2 as collateral.
As of September 30, 2021, there was $200.0 million of outstanding principal and no remaining capacity under the 2020 Margin Facility with an option to increase the capacity by $300.0 million upon amendment. The 2020 Margin Facility incurs interest at a rate of 3.50%.
In October 2021, we repaid the entire $200.0 million outstanding balance under the 2020 Margin Facility.
99 Restaurants Credit Facility
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility"), as amended from time to time, with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility provides for (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023; (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance; and (iii) a maximum Development Line of Credit loan (the “99 DLOC Loan”) of up to $10.0 million. Interest on the 99 Credit Facility is based on, at our option, an applicable margin of (x) two and one half percent (2.50%) per annum with respect to Base Rate Loans, as provided therein, and (y) three and one half percent (3.50%) per annum with respect to LIBOR Loans, as provided therein. The 99 Restaurants Credit Facility also allows for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt from Fifth Third Bank as the administrative agent. The obligations of the 99 Restaurants LLC under the 99 Restaurants Credit Facility are guaranteed by 99 Restaurants. The 99 Restaurants Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Borrower’s creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The 99 Restaurants Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). The 99 Restaurants Credit Facility provides that, upon the occurrence of an event of default, Fifth Third Bank, as administrative agent, may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to Fifth Third Bank or the lenders under the loan documents. On December 1, 2020, 99 Restaurants LLC entered into a waiver, consent and amendment to the 99 Restaurants Credit Facility pursuant to which a payment was made, and the borrowing capacity under the 99 Revolver was permanently reduced by $7.5 million, the borrowing capacity under the 99 Revolver will be reduced by another $2.5 million in 2021, the applicable margin was increased by 1.00% with respect to both Base Rate Loans and LIBOR Loans, the lender's commitment to provide the 99 DLOC Loan was terminated, and certain of the financial covenants were added or waived until the second quarter of 2021, among other changes.
As of September 30, 2021, interest on the 99 Term Loan and 99 Revolver is payable monthly at a rate of 4.63% and 6.75%, respectively, and there is $6.5 million of aggregate borrowing capacity under the 99 Revolver.
Brasada Interstate Loans
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae ("NV Brasada"), entered into a credit agreement with an aggregate borrowing capacity of $17.0 million (the “Interstate Credit Agreement”) originally with Bank of the Cascades, as lender. The Interstate Credit Agreement provides for (i) a $12.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
As of September 30, 2021, the B Note, C Note and Line of Credit Loan incurred interest at 2.34%.
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
As of September 30, 2021, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at September 30, 2021 are as follows (in millions):

2021 (remaining)	$2.5
2022	7.0
2023	208.1
2024	0.8
2025	0.6
Thereafter	12.1
Total	$231.1

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of September 30, 2021 and December 31, 2020, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. On September 10, 2021, the Court entered an order extending the stay for an additional four months.The defendants will contest the remaining claims in the action vigorously.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2021 to determine the amount of the obligations. Purchase obligations as of September 30, 2021 are as follows (in millions):

2021 (remaining)	$18.8
2022	31.7
2023	7.3
2024	5.9
2025	5.9
Thereafter	6.8
Total purchase commitments	$76.4

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
On March 30, 2021, we closed on our investment in Paysafe. We account for our investment in Paysafe as an equity method investment and report our equity in earnings or loss of Paysafe on a three-month lag. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Accordingly, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to the FTAC II Paysafe Merger, on a three-month lag, in the tables below.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We made our initial investment in AmeriLife in March 18, 2020. We account for our investment in AmeriLife as an equity method investment and report our equity in earnings or loss of AmeriLife on a three-month lag. Our chief operating decision maker reviews the full financial results of AmeriLife for purposes of assessing performance and allocating resources. Beginning in the three months ended March 31, 2021, AmeriLife exceeded certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and we began considering AmeriLife a reportable segment and have included the full results of AmeriLife subsequent to our investment, on a three-month lag, in the tables below.
On July 2, 2021, we closed on our investment in Alight. We account for our investment in Alight as an equity method investment and report our equity in earnings or loss of Alight on a three-month lag. Because we closed on our investment in Alight at the beginning of the third quarter of 2021 and record our share of its earnings or loss on a three-month lag, there is no equity in earnings or loss of Alight included in our results of operations for the three or nine months ended September 30, 2021. We expect our chief operating decision maker will review the full financial results of Alight for purposes of assessing performance and allocating resources of the Company. Thus, we expect to include the full financial results of Alight in the tables below in the fourth quarter of 2021 in conjunction with our recording of our proportionate share of Alight’s third quarter of 2021 earnings or loss on a lag basis.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2021:

	Restaurant Group	Dun & Bradstreet	Paysafe	Optimal Blue	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$175.1	$—	$—	$—	$—	$—	$—	$175.1
Other operating revenues	—	541.9	384.3	46.4	126.5	10.9	(1,099.1)	10.9
Revenues from external customers	175.1	541.9	384.3	46.4	126.5	10.9	(1,099.1)	186.0
Interest, investment and other income, including recognized gains and losses, net	1.2	13.5	46.6	—	—	(168.7)	(60.1)	(167.5)
Total revenues and other income	176.3	555.4	430.9	46.4	126.5	(157.8)	(1,159.2)	18.5
Depreciation and amortization	5.7	156.7	70.1	34.3	14.7	0.6	(275.8)	6.3
Interest expense	(1.7)	(48.3)	(62.7)	(8.0)	(12.4)	(0.6)	131.4	(2.3)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(4.2)	14.7	23.5	(19.9)	(7.0)	(190.4)	(11.3)	(194.6)
Income tax (benefit) expense	—	(2.8)	16.7	(2.3)	—	(34.7)	(11.6)	(34.7)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(4.2)	17.5	6.8	(17.6)	(7.0)	(155.7)	0.3	(159.9)
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	—	—	53.1	(12.4)	41.4
Net (loss) earnings from continuing operations	$(4.2)	$18.2	$6.8	$(17.6)	$(7.0)	$(102.6)	$(12.1)	$(118.5)
Assets	$427.7	$9,747.3	$6,894.3	$1,905.6	$1,724.7	$3,885.8	$(20,271.9)	$4,313.5
Goodwill	53.4	3,318.7	3,483.5	1,228.7	883.3	—	(8,914.2)	53.4
As of and for the three months ended September 30, 2020:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$129.4	$—	$—	$—	$—	$—	$129.4
Other operating revenues	—	444.4	6.7	68.5	10.3	(519.6)	10.3
Revenues from external customers	129.4	444.4	6.7	68.5	10.3	(519.6)	139.7
Interest investment and other income (expense), including recognized gains and losses, net	1.5	(8.7)	—	—	192.8	8.7	194.3
Total revenues and other income	130.9	435.7	6.7	68.5	203.1	(510.9)	334.0
Depreciation and amortization	5.7	134.3	5.6	7.1	0.8	(147.0)	6.5
Interest expense	(1.7)	(60.8)	(1.4)	10.5	0.1	51.7	(1.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(14.2)	(24.0)	(21.7)	3.2	178.5	42.5	164.3
Income tax (benefit) expense	—	(9.1)	3.4	—	35.1	5.7	35.1
(Loss) earnings before equity in earnings of unconsolidated affiliates	(14.2)	(14.9)	(25.1)	3.2	143.4	36.8	129.2
Equity in (losses) earnings of unconsolidated affiliates	(0.1)	0.6	—	—	7.5	(9.2)	(1.2)
Net (loss) earnings from continuing operations	$(14.3)	$(14.3)	$(25.1)	$3.2	$150.9	$27.6	$128.0
Assets	$394.1	$9,144.7	$2,000.0	1,209.6	$3,474.5	$(12,354.3)	$3,868.6
Goodwill	53.5	2,853.0	1,241.0	1,106.9	—	(5,200.9)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2021:

	Restaurant Group	Dun & Bradstreet	Paysafe	Optimal Blue	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$532.3	$—	$—	$—	$—	$—	$—	$532.3
Other operating revenues	—	1,567.3	384.3	132.3	406.8	28.0	(2,490.7)	28.0
Revenues from external customers	532.3	1,567.3	384.3	132.3	406.8	28.0	(2,490.7)	560.3
Interest, investment and other income, including recognized gains and losses, net	2.4	33.0	46.6	—	—	(207.0)	(79.6)	(204.6)
Total revenues and other income	534.7	1,600.3	430.9	132.3	406.8	(179.0)	(2,570.3)	355.7
Depreciation and amortization	18.5	458.7	70.1	102.9	51.0	2.1	(682.7)	20.6
Interest expense	(6.6)	(145.2)	(62.7)	(23.6)	(36.1)	(0.3)	267.6	(6.9)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(7.9)	(27.5)	23.5	(66.6)	(6.5)	(300.6)	77.1	(308.5)
Income tax benefit	—	30.4	16.7	(8.8)	—	(47.4)	(38.3)	(47.4)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(7.9)	(57.9)	6.8	(57.8)	(6.5)	(253.2)	115.4	(261.1)
Equity in earnings of unconsolidated affiliates	—	2.0	—	—	—	57.6	26.9	86.5
Net (loss) earnings from continuing operations	$(7.9)	$(55.9)	$6.8	$(57.8)	$(6.5)	$(195.6)	$142.3	$(174.6)
Assets	$427.7	$9,747.3	$6,894.3	$1,905.6	$1,724.7	$3,885.8	$(20,271.9)	$4,313.5
Goodwill	53.4	3,318.7	3,483.5	1,228.7	883.3	—	(8,914.2)	53.4
As of and for the nine months ended September 30, 2020:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$398.7	$—	$—	$—	$—	$—	$398.7
Other operating revenues	—	1,258.8	6.7	82.1	16.6	(1,347.6)	16.6
Revenues from external customers	398.7	1,258.8	6.7	82.1	16.6	(1,347.6)	415.3
Interest investment and other income, including recognized gains and losses, net	9.2	(41.8)	—	—	1,688.8	41.8	1,698.0
Total revenues and other income	407.9	1,217.0	6.7	82.1	1,705.4	(1,305.8)	2,113.3
Depreciation and amortization	20.0	401.4	5.6	8.0	2.2	(415.0)	22.2
Interest expense	(5.9)	(221.8)	(1.4)	11.3	(0.5)	211.9	(6.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(59.1)	(227.6)	(21.7)	(6.4)	1,623.3	255.7	1,564.2
Income tax (benefit) expense	—	(111.0)	3.4	—	335.6	107.6	335.6
(Loss) earnings before equity in earnings of unconsolidated affiliates	(59.1)	(116.6)	(25.1)	(6.4)	1,287.7	148.1	1,228.6
Equity in (losses) earnings of unconsolidated affiliates	(15.0)	1.9	—	—	76.1	(59.4)	3.6
Net (loss) earnings from continuing operations	$(74.1)	$(114.7)	$(25.1)	$(6.4)	$1,363.8	$88.7	$1,232.2
Assets	$394.1	$9,144.7	$2,000.0	1,209.6	$3,474.5	$(12,354.3)	$3,868.6
Goodwill	53.5	2,853.0	1,241.0	1,106.9	—	(5,200.9)	53.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The activities in our segments include the following:
•Restaurant Group. This segment consists of the operations of O'Charley's and 99 Restaurants in which we had 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's restaurant concept and Ninety Nine Restaurants restaurant concept, respectively. As discussed in Note A, subsequent to the sale of substantially all of the assets of Legendary Baking and VIBSQ during the three months ended September 30, 2021, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material interest in Legendary Baking and VIBSQ.
•Dun & Bradstreet. This segment consists of our 15.8% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance sales force productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2020 contained more than 420 million business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our investment in Dun & Bradstreet and related accounting.
•Paysafe. This segment consists of our 7.5% ownership interest in Paysafe. Paysafe provides payment solutions through three primary lines of business: Integrated Processing, Digital Wallet and eCash Solutions. Paysafe's Integrated Processing business is focused on card not present and card present solutions for small to medium size business merchants. Paysafe's Digital Wallet business provides wallet based online payment solutions through its Skrill and NETELLER brands. Paysafe's eCash Solutions business enables consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial investment in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our investment on March 30, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the three and nine months ended September 30, 2021, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three months ended June 30, 2021. See Note D for further discussion of our investment in Paysafe and related accounting.
•Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue, which we acquired on September 15, 2020. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace, which supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Thus, we consider Optimal Blue a reportable segment and have included the results of operations of Optimal Blue in the tables above. We account for Optimal Blue using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Optimal Blue's results in the Affiliate Elimination section of the segment presentation above. Our net earnings and the segment table above, respectively, for the three and nine months ended September 30, 2020, includes our equity in Optimal Blue’s losses and complete results of Optimal Blue, respectively, for the period from September 15, 2020, the date we made our initial investment in Optimal Blue, to September 30, 2020. See Note D for further discussion of our investment in Optimal Blue and related accounting.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•AmeriLife. This segment consists of our 19.8% ownership interest in AmeriLife, which we acquired on March 18, 2020. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations. AmeriLife exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of AmeriLife for purposes of assessing performance and allocating resources. Thus, we consider AmeriLife a reportable segment and have included the results of operations of AmeriLife in the tables above. We account for our investment in AmeriLife as an equity method investment, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of AmeriLife's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our investment in AmeriLife and related accounting. We report our equity in earnings or loss of AmeriLife on a three-month lag. Our net earnings and the segment tables above, respectively, for the three and nine months ended September 30, 2021 includes our equity in AmeriLife’s losses and the complete results of AmeriLife, respectively, for the three and nine months ended June 30, 2021, respectively, and for the three and nine months ended September 30, 2020 includes our equity in AmeriLife's losses and complete results of AmeriLife for the three months ended June 30, 2020 and the period from March 18, 2020 through June 30, 2020, respectively.
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

	Nine months ended September 30,
	2021	2020
	(In millions)
Cash paid during the period:
Interest	$3.9	$3.4
Income taxes	93.4	95.6
Operating leases	28.7	31.2
Non-cash investing and financing activities:
Note receivable received through sale of RC	35.0	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); the overall impact of COVID-19 and measures to curb its spread, including the effect of governmental or voluntary mitigation measures such as business shutdowns, social distancing, and stay-at-home orders; risks associated with the Investment Company Act of 194; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks associated with our Split-Off from Fidelity National Financial, Inc.; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report") and other filings with the SEC.

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
Paysafe. Paysafe provides payment solutions through three primary lines of business: Integrated Processing, Digital Wallet and eCash Solutions. Paysafe's Integrated Processing business is focused on card not present and card present solutions for small to medium size business merchants. Paysafe's Digital Wallet business provides wallet based online payment solutions through its Skrill and NETELLER brands. Paysafe's eCash Solutions business enables consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers. With over 20 years of online payment experience, Paysafe connects businesses and consumers across 70 payment types in over 40 currencies around the world. It provides these payment solutions in the following principal verticals; e-commerce, online gambling, and online gaming; the principal markets being in North America and Europe.
Paysafe's solutions are highly differentiated in the market and help solve the complexities of digital commerce, remove significant friction and pain points from the customer experience and enable its business and consumer clients to transact in a faster, safer and more convenient manner. For example, Paysafe leverages the advantages of its Paysafe Network to extend its digital capabilities beyond basic card-based payments and unlock the monetization potential of local digital wallets, close to 70 major alternative payment methods, crypto-currencies and cash transactions. Paysafe also leverages its technology, risk management expertise and compliance infrastructure to empower buyers and sellers to connect and transact in more complex verticals where traditional services do not work well, such as iGaming and gaming. Paysafe also offer more traditional services, such as eCommerce payments and small and medium sized business merchant acquiring and differentiate these by integrating new technologies to make them more powerful and convenient, such as its global gateway and smart devices to create a differentiated value proposition.
Within digital commerce, Paysafe serves a number of specific industry verticals and has established a strong position in iGaming and Gaming, which Paysafe has identified as its key verticals because it believes there is significant market potential for growth and expansion in these areas, and Paysafe is committed to focusing on opportunities for organic and inorganic growth in iGaming and Gaming. The iGaming industry is highly regulated, and participation requires specific expertise, significant technology development and compliance infrastructure to facilitate cross-border commerce successfully. Laws governing the vertical are complex, vary considerably by geography and are continually evolving, which creates a significant opportunity to provide value-added services to iGaming providers due to a strong focus on risk management. The ability to develop and offer products and services that comply with applicable regulations provides valuable advantages to address this large and attractive market opportunity.
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

Coinciding with the first available vaccines for COVID-19 in December 2020, capacity restrictions on dining rooms began to ease in most jurisdictions in which our Restaurant Group operates. Furthermore, the U.S. government provided significant stimulus to consumers through direct payments to U.S. citizens. Through the three months ended March 31, 2021, we were still operating a limited number of restaurants with restricted capacity. In light of recent spread of new variants of COVID-19, uncertainty remains regarding the continued rate of immunization in the public, timing of an economic recovery, and changed guest decision-making with regard to dining in restaurants. Beginning in the three months ended June 30, 2021, we began to experience increases in same store sales compared to the corresponding period in 2020. This trend has continued through the three months ended September 30, 2021. However, same store sales remain lower compared to the corresponding periods in 2019.
The COVID-19 outbreak and these responses have affected and may continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs. See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection below.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The Critical Accounting Policies and Estimates disclosed in Item 7 of our Annual Report are hereby incorporated by reference. Other than as described below, there have been no changes to our critical accounting policies and estimates.
Investments in unconsolidated affiliates. On an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-temporarily below our recorded book value of the investment. Factors considered when determining whether a decline in the fair value of an investment is other-than-temporary include, but are not limited to: the length of time and the extent to which the market value has been less than book value, the financial condition and near-term prospects of the investee, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.
As of September 30, 2021, the fair value of our investment in Paysafe based on quoted market prices was $418.8 million and the book value of our investment in Paysafe was $810.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our investment, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment of $391.8 million in the three months ended September 30, 2021 which is included in Recognized (losses) gains, net, on our Condensed Consolidated Statement of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Revenues:
Restaurant revenue	$175.1	$129.4	$532.3	$398.7
Other operating revenue	10.9	10.3	28.0	16.6
Total operating revenues	186.0	139.7	560.3	415.3
Operating expenses:
Cost of restaurant revenue	154.8	121.7	462.8	375.6
Personnel costs	21.9	16.7	58.3	69.2
Depreciation and amortization	6.3	6.5	20.6	22.2
Other operating expenses	27.8	23.2	115.6	68.0
Goodwill impairment	—	—	—	7.7
Total operating expenses	210.8	168.1	657.3	542.7
Operating loss	(24.8)	(28.4)	(97.0)	(127.4)
Other income (expense):
Interest, investment and other income	18.7	4.7	20.1	15.2
Interest expense	(2.3)	(1.6)	(6.9)	(6.4)
Recognized (losses) gains, net	(186.2)	189.6	(224.7)	1,682.8
Total other (expense) income	(169.8)	192.7	(211.5)	1,691.6
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(194.6)	164.3	(308.5)	1,564.2
Income tax (benefit) expense	(34.7)	35.1	(47.4)	335.6
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(159.9)	129.2	(261.1)	1,228.6
Equity in earnings (losses) of unconsolidated affiliates	41.4	(1.2)	86.5	3.6
Net (loss) earnings	(118.5)	128.0	(174.6)	1,232.2
Less: Net earnings (loss) attributable to non-controlling interests	2.5	(3.9)	3.1	(22.7)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(121.0)	$131.9	$(177.7)	$1,254.9
 Revenues.
Total revenues increased $46.3 million, or 33.1%, in the three months ended September 30, 2021 and increased $145.0 million, or 34.9%, in the nine months ended September 30, 2021 compared to the corresponding periods in 2020.
Net earnings attributable to Cannae Holdings, Inc. common shareholders decreased $252.9 million, or 191.7%, in the three months ended September 30, 2021 and decreased $1,432.6 million, or 114.2%, in the nine months ended September 30, 2021 compared to the corresponding periods in 2020.
The change in revenues and net earnings is discussed in further detail at the segment level below.
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

Other operating expenses include management fees, rent, professional fees, advertising costs, travel expenses and impairments of operating assets.
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment as well as amortization of intangible assets.
The change in expenses from our segments is discussed in further detail at the segment level below.
Income tax (benefit) expense was $(34.7) million and $35.1 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $(47.4) million and $335.6 million in the nine-month periods ended September 30, 2021 and 2020, respectively. Our effective tax rate was 17.8% and 21.4% in the three months ended September 30, 2021 and 2020, respectively, and 15.4% and 21.5% in the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in all periods presented is primarily attributable to the varying impact of equity in earnings (losses) of unconsolidated affiliates on earnings (loss) before taxes.
Other.
Equity in (losses) earnings of unconsolidated affiliates for the three and nine months ended September 30, 2021 and 2020 consisted of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Dun & Bradstreet	$2.6	$(3.1)	$(13.0)	$(48.5)
Paysafe/FTAC II Sponsor	(7.1)	—	64.3	—
Alight/FTAC Sponsor	49.9	—	49.9	—
Ceridian (1)	—	—	—	1.5
Optimal Blue	(2.7)	(4.7)	(10.9)	(4.7)
Senator JV	—	1.6	—	80.9
AmeriLife	(4.5)	(0.8)	(11.5)	(4.3)
Sightline	(0.1)	—	(0.1)	—
Other	3.3	5.8	7.8	(21.3)
Total	$41.4	$(1.2)	$86.5	$3.6
_____________________________________
(1) The amount for the nine months ended September 30, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Restaurant revenue	$175.1	$129.4	$532.3	$398.7
Total operating revenues	175.1	129.4	532.3	398.7
Operating expenses:
Cost of restaurant revenue	154.8	121.7	462.8	375.6
Personnel costs	8.6	7.9	25.7	23.6
Depreciation and amortization	5.7	5.7	18.5	20.0
Other operating expenses	9.7	8.1	29.0	34.2
Goodwill impairment	—	—	—	7.7
Total operating expenses	178.8	143.4	536.0	461.1
Operating loss	(3.7)	(14.0)	(3.7)	(62.4)
Other income (expense):
Interest expense	(1.7)	(1.7)	(6.6)	(5.9)
Recognized gains, net	1.2	1.5	2.4	9.2
Total other (expense) income	(0.5)	(0.2)	(4.2)	3.3
Loss before income taxes and equity in losses of unconsolidated affiliates	$(4.2)	$(14.2)	$(7.9)	$(59.1)
Total revenues for the Restaurant group segment increased $45.7 million, or 35.3%, in the three months ended September 30, 2021 and increased $133.6 million, or 33.5%, in the nine months ended September 30, 2021 compared to the corresponding periods in 2020. The increase was primarily driven by: (1) an overall increase in comparable store sales (discussed in further detail below) driven by continued recovery from the COVID-19 pandemic and the related social restrictions imposed by state and local governments, which resulted in the closing of dining rooms for substantially all of our restaurants beginning in late March 2020 and adversely impacted the comparable 2020 periods and (2) increased revenue related to the reconsolidation of Legendary Baking and VIBSQ beginning October 2, 2020 as part of their emergence from bankruptcy. VIBSQ is the owner of the Village Inn and Bakers Square restaurant concepts. The increase was partially offset by the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn, and Baker's Square concepts subsequent to the prior year periods, including the sale of VIBSQ's net assets during the three months ended September 30, 2021.
Revenue associated primarily with O'Charley's, Village Inn and Baker's Square of $12.5 million and $36.8 million was recorded in the three and nine months ended September 30, 2020, respectively, associated with stores closed subsequent to September 30, 2020. Revenue of $17.8 million is recorded in the nine months ended September 30, 2020 for the predecessors of Legendary and VIBSQ, which represents revenue for the period from January 1, 2020 through January 27, 2020, the date of their respective predecessors' filing for bankruptcy. Revenue for Legendary Baking and VIBSQ was $10.7 million and $54.8 million in the three and nine months ended September 30, 2021, respectively.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands increased by 21.3% and 43.1%, respectively, in the three months ended September 30, 2021 and increased 25.4% and 36.8%, respectively, in the nine months ended September 30, 2021, compared to the comparable periods in 2020. The increase for our O'Charley's and 99 Restaurants brands is attributable to the 2020 impact of the social restrictions imposed in response to COVID-19, which depressed sales in the comparable 2020 periods. The increase at O'Charley's is also attributable to the closure of underperforming stores in prior periods.
Cost of restaurant revenue increased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.4% and 94.0% in the three months ended September 30, 2021 and 2020, respectively, and 86.9% and 94.2% in the nine months ended September 30, 2021 and 2020, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenue in the three and nine months ended September 30, 2021 compared to the comparable periods in 2020 is primarily attributable to the decreased impact of unavoidable fixed costs on decreased revenue in the comparable 2020 periods, partially offset by increased costs of labor, food and supplies.
Other operating expense increased $1.6 million, or 19.8%, in the three months ended September 30, 2021, and decreased $5.2 million, or 15.2%, in the nine months ended September 30, 2021 from the corresponding period in 2020. The decrease in the nine month period is primarily attributable to the impairment of assets of $6.8 million in the nine months ended September 30, 2020, partially offset by increased spending on marketing in the nine months ended September 30, 2021.
Recognized (losses) gains, net for the nine months ended September 30, 2020 includes a gain of $26.5 million as a result of the deconsolidation of Blue Ribbon on January 27, 2020 and an other-than-temporary impairment loss on our recorded investment in Blue Ribbon of $18.6 million.
Loss before income taxes decreased by $10.0 million, or 70.4%, in the three months ended September 30, 2021 and increased $51.2 million, or 86.6%, in the nine months ended September 30, 2021 from the corresponding periods in 2020. The change in income was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of September 30, 2021, we own approximately 15.8% of the outstanding common stock of Dun & Bradstreet. We account for our investment in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet and its predecessor for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Total revenues	$541.9	$444.4	$1,567.3	$1,258.8
Income (loss) before income taxes	14.7	(24.0)	(27.5)	(227.6)
Net income (loss)	18.2	(14.3)	(55.9)	(114.7)
Dividends attributable to preferred equity and noncontrolling interest expense	(1.6)	(2.0)	(4.2)	(67.7)
Net income (loss) attributable to Dun & Bradstreet	16.6	(16.3)	(60.1)	(182.4)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Paysafe
On March 30, 2021, we closed on our investment in Paysafe. We account for our investment in Paysafe under the equity method of accounting and report our equity in earnings or loss of Paysafe on a three-month lag; therefore, its results do not consolidate into ours.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

Three Months Ended June 30, 2021
(In millions)
Total revenues	$384.3
Earnings before income taxes	23.5
Net income	6.6
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.

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

	Three months ended September 30, 2021	Period from September 15, 2020 to September 30, 2020	Nine months ended September 30, 2021
	(In millions)		(In millions)
Total revenues	$46.4	$6.7	$132.3
Operating loss	(11.9)	(20.3)	(43.0)
Net loss	(17.6)	(25.1)	(57.8)

AmeriLife
On March 18, 2020, we closed on our $125.0 million investment in AmeriLife. We account for our investment in AmeriLife under the equity method of accounting and report our equity in earnings or loss of AmeriLife on a three-month lag; therefore, its results of operations do not consolidate into ours. Accordingly, our net earnings for the three and nine months ended September 30, 2021 includes our equity in AmeriLife’s losses for the three and nine months ended June 30, 2021, respectively, and our net earnings for the three and nine months ended September 30, 2020 include our equity in AmeriLife's losses for the three months ended June 30, 2020 and the period from March 18, 2020 through June 30, 2020, respectively.
Summarized financial information for AmeriLife for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Period from March 18 to June 30, 2020
	(In millions)
Total revenues	$126.5	$68.5	$406.8	$82.1
Operating income (loss)	5.4	13.7	29.6	4.9
Net loss	(7.0)	3.2	(6.5)	(6.4)
Income attributable to noncontrolling interests	15.6	6.1	46.5	6.4
Net loss attributable to AmeriLife	(22.6)	(2.9)	(53.0)	(12.8)

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Revenues:
Other operating revenue	$10.9	$10.3	$28.0	$16.6
Operating expenses:
Personnel costs	13.3	8.8	32.6	45.6
Depreciation and amortization	0.6	0.8	2.1	2.2
Other operating expenses	18.1	15.1	86.6	33.8
Total operating expenses	32.0	24.7	121.3	81.6
Operating loss	(21.1)	(14.4)	(93.3)	(65.0)
Other income (expense):
Interest, investment and other income	18.7	4.7	20.1	15.2
Interest elimination (expense)	(0.6)	0.1	(0.3)	(0.5)
Recognized (losses) gains, net	(187.4)	188.1	(227.1)	1,673.6
Total other (expense) income	(169.3)	192.9	(207.3)	1,688.3
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	$(190.4)	$178.5	$(300.6)	$1,623.3
Other operating revenue increased $0.6 million in the three months ended September 30, 2021 and $11.4 million in the nine months ended September 30, 2021 compared to the corresponding periods in 2020. The increase in both periods is attributable the impact of COVID-19 on our real estate and resort revenues in the three and nine months ended September 30, 2020.
Personnel costs increased $4.5 million in the three months ended September 30, 2021 and decreased $13.0 million in the nine months ended September 30, 2021 compared to the corresponding periods in 2020. The decrease in the nine month period was primarily driven by $29.7 million in investment success bonuses paid in the 2020 period related to our sales of shares of Ceridian compared to $17.8 million of such expense in the 2021 period.
Other operating expenses increased by $3.0 million in the three months ended September 30, 2021 and increased $52.8 million in the nine months ended September 30, 2021 compared to the corresponding periods in 2020. The increase in the three months ended September 30, 2021 was primarily driven by management fees incurred with our Manager of $8.9 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase in the nine months ended September 30, 2021 was primarily driven by $24.7 million of management fees and $37.4 million of carried interest expense incurred with our Manager in the nine months ended September 30, 2021, compared to $15.3 million of management fees in the nine months ended September 30, 2020. Carried interest payments in the 2021 periods were attributable to our distributions from Senator JV and partial sale of D&B shares.
Recognized (losses) gains, net, decreased $375.5 million in the three months ended September 30, 2021 and decreased $1,900.7 million in the nine months ended September 30, 2021 compared to the corresponding period in 2020. The decrease in the three months ended September 30, 2021 is primarily attributable to the $391.8 million impairment recorded on our investment in Paysafe in the three months ended September 30, 2021, partially offset by greater unrealized gains on equity securities and sales on our holdings of Ceridian and the net gain on the sale of investments in Rock Creek Idaho, VIBSQ and Legendary Baking compared to the recognized gain on the D&B IPO of $117.0 million and unrealized gains on equity securities in the corresponding period for 2020. The decrease in the nine months ended September 30, 2021 compared to the same period in 2020 is also attributable to greater gains on sales and fair value marks on our holdings of Ceridian in the prior year. See Note D for further information on recognized gains on equity securities.
(Loss) earnings before income taxes decreased $368.9 million in the three months ended September 30, 2021 and decreased $1,923.9 million in the nine months ended September 30, 2021 compared to the corresponding periods in 2020. The decreased earnings was primarily attributable to the factors noted above.

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
As of September 30, 2021, we had cash and cash equivalents of $234.2 million, of which $173.3 million was cash held by the corporate holding company, and $100.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $300.0 million of borrowing capacity by amending our 2020 Margin Facility. On August 16, 2021, the 2020 Margin Facility was amended, resulting in an increased borrowing capacity of the 2020 Margin Facility by an additional $100.0 million.
In October 2021, we repaid the entire $200.0 million outstanding balance under the 2020 Margin Facility. As of November 8, 2021, we had $81.1 million of cash at the corporate holding company and $300.0 million of borrowing capacity under our existing holding company credit facilities with the ability to add an additional $300.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2021 and 2020 totaled $141.6 million and $190.9 million, respectively. The decrease in cash used in operations of $49.3 million is primarily attributable to the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2021 and 2020 were $437.7 million and $323.9 million, respectively. The increase in cash used in investing activities of $113.8 million in the 2021 period from the 2020 period is primarily attributable to a net increase in investments in new and additional investments in unconsolidated affiliates, net of proceeds from sales of investments in the 2021 period compared to the 2020 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $7.7 million and $18.3 million for the nine-month periods ended September 30, 2021 and 2020, respectively. The capital expenditures in 2021 and 2020 primarily consisted of purchases of equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2021 and 2020 were $88.8 million and $387.0 million, respectively. The decrease in cash provided by financing activities of $298.2 million is primarily attributable to net proceeds of $455.0 million from an equity offering shares of our common stock in the nine months ended September 30, 2020 and increased treasury repurchases of $82.1 million in the nine months ended September 30, 2021, partially offset by an increase in net debt (net of paydowns) of $242.6 million in the nine months ended September 30, 2021.
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

Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2021 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,565.5 million as of September 30, 2021.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of September 30, 2021, our required annual payments relating to these contractual obligations were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Operating lease payments	$9.1	$36.2	$32.9	$24.8	$21.8	$150.7	$275.5
Unconditional purchase obligations	18.8	31.7	7.3	5.9	5.9	6.8	76.4
Notes payable	2.5	7.0	208.1	0.8	0.6	12.1	231.1
Management fees payable to Manager	8.9	35.8	35.8	29.8	—	—	110.3
Restaurant Group financing obligations	1.0	4.2	4.2	3.7	3.5	24.2	40.8
Total	$40.3	$114.9	$288.3	$65.0	$31.8	$193.8	$734.1

See Note A and Note C to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our commitments to fund the Backstop Agreements and Austerlitz II FPA.
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
We repurchased 2,728,168 shares of CNNE common stock during the nine months ended September 30, 2021 for approximately $96.5 million in the aggregate, or an average of $35.36 per share. Since the original commencement of the 2019 Repurchase Program through market close on September 30, 2021, we repurchased a total of 3,416,584 common shares for approximately $115.8 million in the aggregate, or an average of $33.89 per share.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
7/1/2021 - 7/31/2021	200,000	33.74	200,000	11,583,416
8/1/2021 - 8/31/2021	—	—	—	11,583,416
9/1/2021 - 9/30/2021	—	—	—	11,583,416
Total	200,000	$33.74	200,000
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

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Amendment Agreement dated as of August 16, 2021, to the Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent.

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

Date:	November 9, 2021	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)