Form 10-K
period 2021-12-31
Cannae Holdings, Inc.
filed 2022-02-25
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of the shares of Cannae Common Stock held by non-affiliates of the registrant as of June 30, 2021, was $2,849,101,696 based on the closing price of $33.91 as reported by the New York Stock Exchange.
As of January 31, 2022 there were 86,486,034 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2021, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

CANNAE HOLDINGS, INC.
FORM 10-K

i

PART I
Item 1.    Business
Introductory Note
The following describes the business of Cannae Holdings, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our," "Cannae", "Cannae Holdings", or the "Company," are to Cannae Holdings, Inc. and its subsidiaries, taken together.
Company Background
On November 17, 2017, Fidelity National Financial, Inc. ("FNF", NYSE: FNF) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its portfolio of investments unrelated to its primary insurance and real estate operations, which included majority and minority equity interests in a number of entities and certain fixed income investments. On November 20, 2017, Cannae common stock began "regular-way" trading on The New York Stock Exchange under the "CNNE" stock symbol.
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful majority and minority equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2021 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Alight, Inc. ("Alight"), Paysafe Limited ("Paysafe"), Sightline Payments Holdings, LLC ("Sightline" or "Sightline Payments"), Optimal Blue Holdco, LLC ("Optimal Blue") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and certain minority equity ownership interests.
The Company conducts its business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC ("Trasimene" or our "Manager"). During the fiscal year ended December 31, 2019, the Company transitioned to an externally managed structure (such externalization of certain management functions, the "Externalization"). In connection with the Externalization, the Company, Cannae LLC, and our Manager entered into a Management Services Agreement dated as of August 27, 2019, as amended and restated on August 4, 2021 (as amended and restated, the "Management Services Agreement").
We believe our operating structure provides our investors with a compelling opportunity to participate in the acquisition, operation and growth of businesses by a world-class management team. Fundamentally, the Company seeks to take meaningful equity ownership stakes where we have an ability to control or significantly influence quality companies that are well-positioned in their respective industries, run by best-in-class management teams and that operate in industries that have attractive organic and acquired growth opportunities. Led by William P. Foley II ("Bill Foley") and facilitated through our Manager, we leverage our management team's operational expertise, long-term relationships and industry connections and capital sourcing capabilities to identify, structure and execute on ownership interests in companies with these characteristics.
Our management team has a proven track record of growing industry-leading companies, and we continuously work with and support management teams of the companies we own in managing, operating, and growing their businesses in order to provide value for our shareholders. Bill Foley-led management teams are responsible for the growth of publicly traded companies such as FNF, Black Knight, Inc. ("Black Knight", NYSE: BKI), Ceridian, D&B and Fidelity National Information Services (NYSE: FIS), which collectively have a market capitalization of more than $100 billion.
As of December 31, 2021, we had the following reportable segments:
Dun & Bradstreet. This segment consists of our 15.8% ownership interest in D&B. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
Dun & Bradstreet is differentiated by the scale, depth, diversity and accuracy of its constantly expanding business database that contains comprehensive information on hundreds of millions of businesses. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, D&B data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, D&B was able to establish a unique identifier that creates a single thread connecting related corporate entities allowing its clients to form a holistic view of an enterprise. This unique identifier, which D&B refers to as the D-U-N-S Number, is a corporate ‘‘fingerprint’’ or ‘‘Social Security Number’’ of businesses. D&B believes that it is the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally. D&B generates its revenue primarily through subscription-based contractual arrangements that it enters into with its clients to provide data, analytics and analytics-related services either individually, or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one business unit to the same client.
On February 15, 2022, we received additional shares of D&B as partial consideration for our sale of Optimal Blue. See discussion under the header Optimal Blue in Item 7 of Part II of this Annual Report for further information. Following the receipt of these additional shares of D&B, we have a 20.5% ownership interest in D&B.
We account for our ownership of Dun & Bradstreet using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Alight. This segment consists of our 10.0% ownership interest in Alight. Alight is a leading cloud-based provider of integrated digital human capital and business solutions. Alight has an unwavering belief that a company’s success starts with its people, and its solutions connect human insights with technology. Leveraging artificial intelligence and data analytics, Alight provides an integrated, personalized experience for employees using technology-driven solutions that aim to unlock value for employers. Alight believes its mission-critical solutions enable employees to enrich their health, wealth and wellbeing, which helps global organizations achieve a high-performance culture. Alight serves more than 30 million employees and family members from a broad range of clients, including Fortune 500 companies and mid-market businesses. Alight seeks to establish high-quality, strong, long-term relationships with its clients.
We account for our ownership of Alight using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Paysafe. This segment consists of our 8.3% ownership interest in Paysafe. Paysafe provides payment processing solutions through several business lines. These business lines are focused on card not present and card present solutions for small to medium size business merchants, wallet based online payment solutions through Skrill and NETELLER brands and solutions that enable consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers.
We account for our ownership of Paysafe using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Restaurant Group.  This segment consists of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% equity ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's restaurant and Ninety Nine Restaurants restaurant concepts.
We account for our ownership of the Restaurant Group as a consolidated subsidiary.
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
On February 15, 2022, we disposed of all of our ownership interests in Optimal Blue for $144.5 million of cash and 21.8 million shares of D&B common stock. See discussion under the header Optimal Blue in Item 7 of Part II of this Annual Report for further information.
We account for our ownership of Optimal Blue using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
AmeriLife. This segment consists of our 19.8% ownership interest in AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations.
We account for our ownership of AmeriLife using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Corporate and Other.  This aggregation of nonreportable operating segments consists of our share in the operations of controlled and uncontrolled portfolio companies including our 6.6% ownership interest in Ceridian, 32.6% ownership interest in Sightline, 21.7% ownership interest in Coding Solutions Topco, Inc. ("CorroHealth"), 19.3% voting equity interest in preferred stock of QOMPLX, Inc. ("QOMPLX"), 24.6% equity interest in Triple Tree Holdings, LLC ("Triple Tree"), majority-owned real estate and resort development businesses ("Cannae RE"), interests in sponsors of special purpose acquisition companies ("SPACs") and other various minority equity and debt positions.
Ceridian is a global human capital management software company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Ceridian's technology-based services are typically provided through long-term customer relationships that are anticipated to result in a high level of recurring revenue.
Sightline Payments is the United States' ("U.S.") sports betting and casino gaming market’s leading digital payments provider and mobile app developer. Sightline leverages cutting-edge technology to apply modern solutions to a traditionally cash-based industry projected to grow significantly over the next few years. While much of the business world shifts to a cashless society, the casino gaming industry is known for being cash dominant. Sightline's mission is to be the preeminent partner in transitioning toward cashless casino gaming. Sightline’s Play+ solution gives consumers a safe, secure, and responsible way to fund their online and in-person gaming activities and enables casinos to offer cashless wagering options across the entire property. With a large and expanding customer base and partners across the sports betting, lottery, racing, and online and brick-and-mortar casino markets, Sightline is uniquely positioned to transform the traditional gaming landscape.
CorroHealth is a joint venture that has various medical coding technology platforms and back office functions supporting the health care revenue and billing cycles and focuses on acquiring and operating synergistic health care services companies in the provider and payer space.
QOMPLX is an intelligent decision and analytics platform used by businesses for modeling and planning. QOMPLX offers an enterprise operating system and application platforms with capabilities ranging from data handling, analytics, and reporting to advanced algorithms, simulations, and machine learning, which have business uses for cybersecurity, insurance underwriting and quantitative finance.
Triple Tree is an independent, research-driven investment banking firm focused on mergers and acquisitions, financial restructuring, and principal investing services for innovative, high-growth businesses in the healthcare industry.
Cannae RE and its subsidiaries own and operate golf and real estate properties and develop, manage and operate residential and recreational properties, including a 1,800-acre ranch-style luxury resort and residential community in Oregon.
Refer to Item 7 of Part II of this Annual Report for further information on recent results of operations and transactions and other activity of our operating segments.
Strategy and Business Trends
Our strategy for the Company is to continue to manage and operate the diversified businesses of our group of companies to create long-term growth of those businesses in order to maximize the value of those businesses for our shareholders, and to pursue similar strategies and objectives when taking significant ownership stakes in new businesses.
Dun & Bradstreet. We believe that Dun & Bradstreet has an attractive business model that is underpinned by highly recurring, diversified revenues, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of its data and analytics solutions and the integral role that D&B plays in its clients’ decision-making processes have translated into high client retention and revenue visibility. D&B has had relationships with most of its top clients by revenue for more than 20 years, which reflects how deeply embedded D&B is in its clients' daily workflows and decisioning processes. D&B exhibits strong annual revenue retention rates and substantially all of its clients are recurring year over year. Dun & Bradstreet also benefits from strong operating leverage given its centralized database and solutions, which allows it to generate strong contribution margins and free cash flow.
Subsequent to our acquisition of an ownership stake in D&B in the first quarter of 2019, we worked closely with D&B to begin quickly implementing changes to address operational and execution issues at D&B that led to stagnant revenue growth and declining profitability over the last decade. We immediately brought in a new senior leadership team, which commenced a comprehensive transformation to improve and revitalize D&B's business for long-term success. The new senior leadership team saw significant opportunity to create value by transforming the organization and improving the platform with new business unit leaders, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.
D&B's transformation strategy is based on Bill Foley's proven playbook of enhancing stockholder value through organizational re-alignment and re-investment. Initiatives implemented at D&B upon its 2019 leveraged buyout have resulted in over $240 million of net annualized run-rate savings. In light of the changes that have been made or identified by the Company and D&B's management team, we believe D&B is well-positioned to execute on its strategies of driving stockholder value through consistent revenue growth, managing cost initiatives and innovating and improving the way it adds value and solves the increasingly challenging and complex needs of its clients.
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
Alight. There are many factors today impacting how organizations can succeed and thrive in the future. Employees are facing increasing complexity around healthcare and retirement, and the burden of additional financial responsibility from healthcare costs being shifted from employers to employees. We believe these trends have driven the need for integrated, personalized tools to help them make informed decisions. Employers are facing ever-changing workforce regulations and evolving dynamics across the employer/employee relationship, driving the need for flexibility, engagement and effective solutions for compliance. We believe Alight is uniquely positioned between the employer and employee to address these factors to ultimately drive better outcomes for both.
Alight aims to be the pre-eminent employee engagement partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing every day. At the same time, Alight helps employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future and get a return on their people investment. Using data, analytics and AI, Alight derives actionable insights to deliver the business and people outcomes organizations need. Alight provides solutions to manage health and retirement benefits, tools for payroll and HR management, as well as solutions to manage the workforce from the cloud.
Paysafe. Paysafe empowers over 15 million active users in more than 120 countries and over 250,000 businesses across the United States, Canada and Europe to conduct secure and friction-less commerce across online, mobile, in-app and in-store channels, generating over 75% of its revenue from Online and Integrated Commerce solutions. Paysafe focuses on specialized and high-risk verticals, including iGaming (which encompasses a broad selection of online betting related to sports, esports, fantasy sports, poker and other casino games) and Emerging Markets (which include stock, FX and crypto trading, direct marketing, which can include nutraceuticals and multi-level marketing, travel and entertainment, integrated payments and digital goods). Paysafe believes that an increasing percentage of digital commerce around the world is becoming overly complex for traditional retail payment services, many of which still use legacy business processes and technologies that were developed 10 or more years ago to address an earlier generation of eCommerce. These legacy platforms lack the specialized functionality, sophisticated risk management and robust regulatory compliance infrastructures that Paysafe believes are required to address this large and fast-growing area of the market.
To address this opportunity, Paysafe has developed a suite of innovative, proprietary digital commerce solutions that it deploys across its network, a unique combination of Business to Business ("B2B") and Business to Consumer ("B2C") relationships. These solutions are intended to help (1) solve the complexities of facilitating digital commerce, (2) remove significant friction and pain points from the customer experience, (3) enable Paysafe's business and consumer clients to transact in a faster, safer and more convenient manner and (4) help its business customers grow their operations by bringing active users to their platforms. Paysafe's solutions extend well beyond the basic card-based payments functionality of traditional payment vendors and target an addressable market that is over 2x larger by providing the advanced capabilities of digital wallets, alternative payment methods ("APMs") and digital currency transactions.
Restaurant Group. Our restaurant operations are focused in the casual dining segment of the restaurant industry. The Restaurant Group's strategy is to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined back-office synergies of our restaurant operating companies. Our goal is to maintain a strong balance sheet for our Restaurant Group to provide stability in all operating environments.
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations. Higher labor costs due to state and local minimum wage increases and shopping pattern shifts to e-commerce and “ready to eat” grocery and convenience stores have had a negative impact on restaurant performance, particularly in the casual dining restaurants in which the company operates.
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
Acquisitions, Dispositions, Minority Owned Operating Affiliates and Financings. Acquisitions are an important part of our growth strategy and dispositions, which we expect will continue to be infrequent, are used when the Company identifies opportunities to re-allocate its capital to owning, managing, and operating new companies that provide our shareholders with prudent risk-based returns on their own investment in the Company. On an ongoing basis, with assistance from our Manager and outside advisors, we actively evaluate possible transactions to enhance the value of the companies we own, such as acquisitions of business units and operating assets and business combination transactions.
We primarily engage in various lines of business through long-term ownership together with control or significant influence of companies, though in the future we may seek to sell certain subsidiaries or other assets as part of our capital reallocation initiatives. Further, we may make acquisitions in lines of business that are not directly tied to, or synergistic with, our current operating segments. While we primarily own interests in companies that we controls or have the ability to significantly influence the operations of, we have allocated, and expect to allocate in the future, a smaller portion of our capital to minority ownership stakes in companies over which we do not exercise significant influence or have control.
There can be no assurance that any suitable opportunities will arise or that any particular transaction will be completed. We have made a number of acquisitions and dispositions over the past several years to strengthen and expand the service offerings and customer bases of our businesses, to expand or re-allocate our capital by acquiring significant equity ownership of other businesses or where we otherwise saw value.
Special Purpose Acquisition Companies. In 2020 and early 2021, we made investments in the sponsors of, and forward purchase commitments to purchase equity of, five SPACs. SPACs are companies formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The following summarizes the Company's equity investments and commitments by SPAC entity:

SPAC	IPO Date	Target	Business Combination Date	Cannae Invested Capital or Purchase Commitment (1)
Foley Trasimene Acquisition Corp. II ("FTAC II")	August 21, 2020	Paysafe	March 30, 2021	$519.0
Foley Trasimene Acquisition Corp. ("FTAC")	May 29, 2020	Alight	July 2, 2021	440.5
Trebia Acquisition Corp. ("Trebia")	June 19, 2020	System1	January 27, 2022	248.3
Austerlitz Acquisition Corporation ("AAI")	March 2, 2021	(2)	(2)	—
Austerlitz Acquisition Corporation II ("AAII")	March 2, 2021	(2)	(2)	125.0
_____________________________________
(1) For SPACs with a completed business combination, represents Cannae's total invested capital. For SPACs seeking to consummate business combinations, represents Cannae's commitment as of the date of this Annual Report to purchase equity of the listed SPAC and its target upon consummation of each SPACs initial business combination.
(2) Listed SPAC is seeking a target as of the date of this Annual Report.
We believe SPACs are an efficient means for private entities to go public and a unique opportunity for companies to partner with sponsors who provide invaluable industry, operational and capital market experience. We believe our ownership in the SPACs sponsored or co-sponsored by Trasimene and led by our chairman Bill Foley provide an opportunity for Cannae to participate in the management, operation, growth and transformation of businesses with compelling characteristics similar to other of our management team’s prior business acquisitions, including those at Dun & Bradstreet, FNF, Black Knight and Ceridian. The sponsors intend to focus on prospective target businesses that have unseen potential for revenue growth and/or operating margin expansion with high recurring revenue and cash flow, defensible intellectual property and strong market positions within their industries.
The volume of total SPACs outstanding and in the market searching for business combination partners increased significantly in second half of 2020 and early 2021. We and our Manager are committed to finding quality businesses as business combination partners for AAI and AAII (collectively, our "Active SPACs") that meet our stringent criteria. Our Active SPACs have two years from the date of their IPOs to complete a business combination.
COVID-19. In March 2020, the outbreak of COVID-19 was declared a national health emergency in the United States and worldwide. As a result of the unprecedented social restrictions related to COVID-19, our Restaurant Group brands experienced a significant reduction in guest counts beginning in the last two weeks of March 2020 and continuing through the end of the year. In response to the outbreak and these changing conditions, our Restaurant Group brands closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed to dine in customers through early May 2020. During such time, most of our restaurants were solely operating to-go and delivery services in the jurisdictions where government regulations permitted restaurants to continue to operate and where the guest demand made such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations.
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
Coinciding with the first available vaccines for COVID-19 in December 2020, capacity restrictions on dining rooms began to ease in most jurisdictions in which our Restaurant Group operates. Furthermore, the U.S. government provided significant stimulus to consumers through direct payments to U.S. citizens. Through the first quarter of 2021, we were still operating a limited number of restaurants with restricted capacity. In light of recent spread of new variants of COVID-19, uncertainty remains regarding the continued rate of immunization in the public, timing of an economic recovery, and changed guest decision-making with regard to dining in restaurants. Through the year ended December 31, 2021, we experienced increases in same store sales compared to the corresponding period in 2020. However, same store sales remain lower compared to the corresponding period in 2019.
The COVID-19 outbreak and these responses have affected and, with the unpredictable impact of future variants of COVID-19, may continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs. See further discussion of the impact of COVID-19 on our Restaurant Group in the Results of Operations subsection in Item 7 of Part II of this Annual Report. See Item 1A of Part I of this Annual Report for further discussion of risk factors related to COVID-19.

Competition
Dun & Bradstreet. Dun & Bradstreet primarily competes on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. D&B believes that it competes favorably in each of these categories across its business segments. D&B's competitors vary based on the client size and geographical markets that its solutions cover.
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
Alight. The markets for Alight's solutions are competitive, rapidly evolving and fragmented. Its business faces competition from other global and national companies. The markets for Alight's solutions are subject to change as a result of economic, regulatory and legislative changes, technological developments, shifting client needs and increased competition from established and new competitors. We do not believe there is any single competitor with the breadth of Alight's solutions, and thus Alight's competitors vary for each of its solutions. Alight competes primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price, and reputation.
Paysafe. The global payments industry is highly competitive, rapidly changing, highly innovative and increasingly subject to regulatory scrutiny and oversight. Paysafe competes against a wide range of businesses, including businesses that are larger than it is, have a dominant and secure position, or offer other products and services to consumers and merchants that Paysafe does not offer, as well as smaller companies that may be able to respond more quickly to regulatory and technological changes than Paysafe can. Paysafe competes against all forms of payments, including credit and debit cards; automated clearing house and bank transfers; other online payment services, local alternative payment methods, and digital wallets; mobile payments; cryptocurrencies and distributed ledger technologies; and offline payment methods, including cash and check. Paysafe also competes against banks, merchant acquirers, and third-party payment processors. Paysafe competes primarily on the basis of brand recognition, distribution network and channel options, convenience, variety of payment methods, product and service offerings, customer service for both consumers and merchants, trust and reliability, speed, data protection and security, price and innovation.
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

Competitive Strengths
Proven management team.  Our Board and executive management team, led by Bill Foley, has a proven track record of identifying, acquiring, managing and operating businesses. Bill Foley has led the creation of several multi-billion dollar companies with hundreds of acquisitions across diverse platforms, including, FNF, Fidelity National Information Services, Inc., Black Knight, Ceridian, and D&B. Our Board and executive management's breadth of knowledge of operational matters and capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure acquisitions to maximize the value acquired businesses, and to return the value created to our shareholders through long-term profitable operation of those businesses and, when appropriate, dispositions. We believe the Externalization under the Management Services Agreement enhances our executive management team’s ability to provide these services.
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
Alight. Alight's intellectual property portfolio is comprised of various copyrights (including copyrights in software) and trademarks, as well as certain trade secrets or proprietary know-how of its business. Alight's success has resulted in part from its proprietary methodologies, process and other intellectual property, such as certain of its platforms. However, any of Alight's proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
Alight's business relies on software provided by both internal development and external sourcing to deliver its services. With respect to internally developed software, Alight claims copyright on all such software, registering works where appropriate. Alight requires all employees and contractors to assign to it the rights to works developed on Alight's behalf. In addition, Alight relies on maintaining source code confidentiality to maintain its market competitiveness. With respect to externally sourced software, Alight relies on contracts to allow for continued access for its business usage.
In the United States, trademark registrations may have a perpetual life, subject to continuous use and renewal every ten years, and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. Alight vigorously enforces and protects its trademarks.
Paysafe. Paysafe relies upon a combination of copyrights, trade secrets, trademarks, license agreements, confidentiality policies and procedures, nondisclosure agreements and technical measures designed to protect the intellectual property and commercially valuable confidential information and data used in its business in jurisdictions around the world. Paysafe seeks to protect its intellectual property rights by relying on applicable laws and regulations in the United States and internationally, as well as a variety of administrative procedures. Paysafe also relies on contractual restrictions to protect its proprietary rights when offering or procuring products and services. Paysafe has not applied for any patents in respect of its electronic payment processing systems and cannot give assurances that any patent applications will be made or that, if they are made, they will be granted. Additionally, it is possible that third parties, including its competitors, may obtain patents relating to technologies that overlap or compete with Paysafe's technology. If third parties obtain patent protection with respect to such technologies, they may assert that Paysafe's technology infringes their patents and seek to charge Paysafe a licensing fee or otherwise preclude Paysafe from using its technology.
Restaurant Group. We regard our Restaurant Group's service marks, including "O'Charley's", "Ninety Nine" and other service marks and trademarks as important factors in the marketing of our restaurants. In the year ended December 31, 2021, we sold our previously held "Legendary Baking" and "Village Inn" trademarks. We have also obtained trademarks for several of our brands' menu items and for various advertising slogans. We are aware of names and marks similar to our Restaurant

Group's service marks and trademarks used by other persons in certain geographic areas where we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.
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
Government Regulation
Paysafe. Laws and regulations in jurisdictions around the world apply to many key aspects of Paysafe's business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions (including public fines), civil and criminal liability, public censures and constraints on Paysafe's ability to continue to operate, as well as potentially adverse effects on its brand and position with respect to competitors. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair Paysafe's existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures from Paysafe. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.
Paysafe's payment networks are primarily subject to regulation in Europe under the Financial Conduct Authority and the Central Bank of Ireland and in the U.S. under the Consumer Financial Protection Bureau, Federal Trade Commission Act and the U.S. Department of Treasury Financial Crimes Enforcement Network. Paysafe has extensive internal regulatory compliance oversight functions which monitor compliance with the laws and regulations applicable in the jurisdictions in which Paysafe is licensed and in which they operate.
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
Human Capital Resources
Employees
As of December 31, 2021, Cannae and our consolidated subsidiaries had 12,938 employees, which includes 12,779 in our Restaurant Group and 159 in the various consolidated businesses comprising our Corporate and other segment. None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
Our Manager and Cannae LLC rely on the experience and expertise of a small number of highly qualified employees which make up our corporate management team. We continually assess our management team's capabilities and capacity with a view toward the long term sustainability of the Company's operations.
Diversity
Diversity is a key component of our success, both at Cannae and within our portfolio companies. We stand committed to our philosophy that all employees deserve an inclusive workplace, one where each employee feels heard and empowered. We believe that the diversity of our employees and directors provides a variety of ideas and perspectives that allow us to achieve superior business results. Cannae and Cannae’s portfolio companies are committed to being equal opportunity employers and enhancing diversity and inclusion across our businesses. Cannae’s Code of Conduct & Ethics prohibits discrimination and harassment. Our nondiscrimination policy is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual programs including: Code of Business Conduct and Ethics Training, and Reporting Harassment: Everyone’s Responsibility Training.

Board Diversity
In 2019, our board codified its commitment to diversity when selecting new director nominees, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation by integrating this language into the director selection criteria in our Corporate Governance Guidelines. As of December 2021, four out of eleven directors identify themselves as diverse.
Sustainability
Cannae recognizes that in our rapidly changing global economy, the management of Environmental, Social, & Governance (“ESG”) risks and opportunities is important for our long-term business success. Our Company and our board are committed to addressing ESG issues to better serve our employees, business partners, and the communities where we live and work. Cannae aims to achieve superior financial performance for shareholders and maximize the value of our assets while mitigating risk, and manage our business in an environmentally responsible, socially responsible, and ethical manner.
To honor that commitment at the highest levels of the Company, our management team leads our ESG efforts. Our board of directors’ audit committee reviews these efforts.
Our ESG efforts are focused on:
Responsible Investment. ESG is embedded across Cannae’s investment approach: from our due diligence in investment selection, to our value creation partnerships. We manage ESG issues in our investments to help Cannae generate stronger returns for our shareholders while improving our impact on society. Dun & Bradstreet is enhancing responsible business practices through automated solutions. Ceridian is focused on helping organizations enhance human capital management while supporting the communities where employees live and work through Ceridian Cares, an employee-driven charity. Alight is committed to helping companies care for their biggest asset – their people—by empowering workers and their families to make confident decisions around their health, wealth and wellbeing. The Restaurant Group is building inclusive workplaces while driving community outcomes in the areas where we operate. Our companies each have unique impacts, and we are working to further formalize and enhance the management of ESG across our entire portfolio.
Preserving the Environment. Cannae recognizes the importance of conducting business in an environmentally responsible manner and integrating responsible environmental management practices into our operations. We are continually improving our environmental management practices at our Las Vegas headquarters. From efforts to reduce water consumption and participate in recycling programs, we are working to reduce our environmental impact.
Supporting Our Employees and Communities. Cannae is dedicated to serving our employees and their families, building a diverse and inclusive workplace, and supporting our local communities. We value our talented workforces and the outstanding contributions our employees make each day. We are dedicated to attracting, developing, and retaining talented teams through competitive compensation and benefits, and building a diverse and inclusive workplace. Cannae believes in the importance of volunteerism and philanthropy to strengthen and engage local communities across our portfolio companies. Through local community involvement, corporate initiatives, and philanthropic giving – as well as an active community volunteer ethos – we work hard each day to support the communities we all live in.
Operating Ethically. Cannae is committed to strong governance systems and policies that ensure fair, transparent, and efficient business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. We operate in ways that are fair, transparent, and compliant with all applicable regulations. We implement strong governance practices, policies, training, and reporting avenues to encourage and promote that all employees adhere to the highest standards for business integrity.
For further details on our ESG program and progress, please see the investor relations page of our website.
Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:
•changes in general economic, business, and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as COVID-19;

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
We do not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the “40 Act”). We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. Our officers, the Manager and any employees who provide services to us pursuant to the terms of our corporate services agreement with FNF devote their activities to these businesses. Based on these factors, we believe that we are not an investment company under the 40 Act, including under Section 3(b)(1) of the 40 Act, and we intend to continue to conduct our operations so that we will not be deemed an investment company. If, at any time, we become or are determined to be primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the 40 Act. In these circumstances, after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become subject to the 40 Act, any violation of the 40 Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.
Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
Certain executive officers and members of our Board serve on the boards of directors of other entities or are employed by other entities, including but not limited to D&B, Trasimene, Alight, Paysafe, FNF, Black Knight or our Active SPACs.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with D&B, Trasimene, Alight, Paysafe, FNF or our Active SPACs; (ii) business opportunities arising for any of us, D&B, Trasimene, Alight, Paysafe, FNF, Black Knight or our Active SPACs; and (iii) conflicts of time with respect to matters potentially or actually involving or affecting us. For example, from time to time, we may enter into transactions with D&B, Trasimene, Alight, Paysafe, FNF or Black Knight and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company or any of our respective subsidiaries or affiliates as would be the case where there is no overlapping director.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our risk management and compliance functions and our audit committee are responsible for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
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
While the members of our management team intend to devote a substantial majority of their time to the affairs of the Company, and while our Manager currently does not manage any other businesses that are in lines of business similar to our businesses, neither our management team nor our Manager is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses, or required to present any particular acquisition or business opportunity to the Company. In this regard, the Management Services Agreement and the obligation thereunder to provide management services to us will not create a mutually exclusive relationship between our Manager, on the one hand, and the Company, on the other.
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
Furthermore, we cannot determine the amount of carried interest with respect to liquidity events involving the Company's businesses that will be paid over time with any certainty. Such determination would be dependent on the potential sale proceeds received for any of our businesses and the performance of the Company and its businesses over a multi-year period of time, among other factors that cannot be predicted with certainty at this time. Such factors may have a significant impact on the amount of any carried interest to be paid to the Manager. Likewise, such determination would be dependent on whether certain hurdles were surpassed giving rise to a payment of carried interest.
While it is difficult to quantify with any certainty the actual amount of any such payments in the future, such amounts could be substantial. The management fee and carried interest will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders. If we do not have sufficient liquid assets to pay the management fee when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.
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
Risks Relating to the Restaurant Group
The COVID-19 outbreak has disrupted and may continue to disrupt the business of our Restaurant Group, which has and could continue to materially affect our Restaurant Group's operations, financial condition, results of operations and cash flows for an extended period of time.
The COVID-19 outbreak, the federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our Restaurant Group businesses. In the United States, individuals are being encouraged to practice social distancing, in most places are restricted from gathering in groups and in many cases, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed through early May 2020. During such time, most of our restaurants were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand made such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. If the COVID-19 outbreak arises again as a result of new variants, we may again be required to close the dining rooms in substantially all of our restaurants and solely operate to-go and delivery services, which would further adversely affect the results of operations of our Restaurant Group.
The COVID-19 outbreak and these responses have affected and, with the unpredictable impact of future variants of COVID-19 and related government responses to any future outbreaks, may continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.
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
The COVID-19 pandemic has negatively impacted the historical financial results of our Restaurant Group and depending on the duration and scope, such impact could have a material adverse impact on our future financial condition, results of operations and cash flows.
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
We regard our Restaurant Group's service marks, including "O'Charley's," "Ninety Nine" and other service marks and trademarks as important factors in the marketing of our restaurants. We have also obtained trademarks for several of our brands' menu items and for various advertising slogans. We are aware of names and marks similar to our Restaurant Group's service marks and trademarks used by other persons in certain geographic areas where we have restaurants. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.
Risk Relating to Dun & Bradstreet
D&B could lose its access to data sources or ability to transfer data across the data sources in markets it operates, which could prevent D&B from providing its solutions.
D&B's solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, D&B competes with its data providers. D&B's data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that its systems are unsecure as a result of a data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. For example, the ability of D&B's data providers to process and analyze such data may be constrained by government mandates to work remotely. In 2021, following a 2020 ruling by the Court of Justice of the European Union in its Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), European regulators and the European Commission adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the ruling. Additionally, in 2021, China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws. As a result of these developments and related regulatory decisions, D&B has become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by D&B's providers in a way that allows it to legally use the data or cannot be transferred out of the country where it has been collected. D&B may not be successful in maintaining its relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, D&B may not able to obtain data from alternative sources if its current sources become unavailable. If D&B were to lose access to this external data or if its access or use were restricted or were to become less economical or desirable, D&B's ability to provide solutions could be negatively impacted, which could have a material adverse effect on its business, financial condition and results of operations.

Risks Relating to Paysafe
Paysafe’s focus on specialized industry verticals can increase its risks relative to other companies in its industry.
Paysafe focuses on specialized and high-risk industry verticals, including iGaming (which encompasses a broad selection of online betting related to sports, esports, fantasy sports, poker and other casino games), digital trading, cryptocurrencies, nutraceuticals, Cannabidiol (CBD) products and multi-level marketing. Although this focus distinguishes Paysafe from industry peers, it also increases risks inherent in its business and broader industry. For example:
•the industry verticals Paysafe serves are extensively regulated, and their regulation is evolving and subject to frequent change and uncertain interpretation. As a result of regulatory action, Paysafe has had to exit a market altogether, limit services it provides, or otherwise modify its business in ways that have adversely impacted profitability. Paysafe is also exposed to a higher risk of losses resulting from related investigations, regulatory actions and litigation.;
•serving these high-risk industry verticals routinely creates greater operational complexity, including for Paysafe’s compliance, legal and risk functions;
•with respect to certain industry verticals (such as CBD or iGaming), the laws related to, or the legal status of, such verticals vary significantly among the countries in which Paysafe operates and, in the U.S., from state to state, further adding operational complexity particularly in compliance and risk mitigation;
•Paysafe may have difficulty obtaining or maintaining relationships with merchants and third-party service providers for its business, such as banks and payment card networks, including as a result of their assessment and appetite for the compliance, cost, government regulation, risk of consumer fraud or public pressure that can be associated with some of the specialized industry verticals that Paysafe operates in. For example, merchants may compel Paysafe to change their operations or add bespoke or enhanced internal controls in order to do business with them; and
•from time to time, the industry verticals Paysafe serves (and Paysafe by association) are the subject of negative publicity, which can harm Paysafe’s brand and deter consumers and merchants from adopting its products and services and influence its’ third-party service providers’ assessment of its’ business.
The enhanced risks resulting from Paysafe’s specialized focus can materialize suddenly and without warning, which may result in increased volatility in its’ results of operations compared with other companies in its’ industry that do not provide services to companies in high-risk industry verticals, and could result in a material adverse effect on Paysafe’s business, financial condition, results of operations and future prospects.
Paysafe is vulnerable to the effects of chargebacks, merchant insolvency and consumer deposit settlement risk.
Paysafe is exposed to the effect of chargebacks and merchant insolvency in its integrated processing business. In that business, Paysafe is liable to various acquiring banks for chargebacks incurred by its merchants where the merchants are unable to meet liabilities arising as a result of those chargebacks. If the average chargeback rate on any of Paysafe’s merchant portfolios at any acquiring bank exceeds the maximum average chargeback rate permitted by the card agreements, Paysafe will be required to take steps to reduce the average chargeback rate so that it falls below the maximum permitted rate or risk losing its relationship with that acquiring bank. Those steps might include processing more transactions for merchants who have lower chargeback rates to produce a lower average chargeback rate for the portfolio as a whole or terminating relationships with merchants who have higher chargeback rates, which could in turn lead to a material loss of revenue for Paysafe. Chargebacks may arise as individual claims or as multiple claims relating to the same facts or circumstances. For example, the insolvency or cessation of a merchant doing business could cause numerous individual customers to bring claims at once which, either singly or in aggregate, could have a material adverse effect on Paysafe’s results of operations, financial condition and future prospects. Similarly, chargebacks or fraud related to Paysafe’s customers or merchants in its digital wallet business could cause the payment card schemes of which Paysafe is a member in Europe to require Paysafe to implement additional and potentially costly controls, and ultimately disqualify it from processing transactions if satisfactory controls are not maintained. Further, if any of the services Paysafe offers are deemed to have caused or contributed to illegal activity, customers, consumer protection agencies and regulatory firms could band together to initiate chargeback card payments or ACH reversals for transactions associated with the activity in question.
In Paysafe’s digital wallet business, Paysafe offers its merchants a "no chargeback policy." A chargeback is the return of funds to a customer and in this context relates to a reversal of unauthorized charges to a customer’s credit card, for example, as a result of fraud or identity theft. Under Paysafe’s "no chargeback policy," Paysafe agrees to allow merchants who qualify under its vetting policy to retain all monies received from its’ NETELLER and Skrill Digital wallet holders and undertake not to request reimbursement from such merchants in respect of chargebacks incurred. In such cases, the full amount of the disputed transaction is charged back to Paysafe and its credit card processor may levy additional fees against Paysafe unless they can successfully challenge the chargeback. Paysafe believes that its "no chargeback policy" is a key factor in a merchant’s decision to use its digital wallet services.

Paysafe’s businesses are also subject to merchant credit risk in respect of non-payment for products provided and services rendered or non-reimbursement of costs incurred. The contracts Paysafe enters into may require significant expenditure prior to merchant payments and may expose Paysafe to potential credit risk or may require Paysafe to use its available bank facilities in order to meet payment obligations.
Additionally, Paysafe is exposed to risk associated with the settlement of consumer deposits. Digital wallet deposits from financial institutions, such as bank accounts, are credited to customer accounts before settlement of funds is received. Thus, there is a risk that the funds may not be settled or may be recalled due to insufficient funds or fraud reasons, exposing Paysafe to the risk of negative customer wallet balances and bad debt. Further, digital wallet prepaid card deposits or transactions made by consumers may be charged back by consumers resulting in a negative balance and loss on Paysafe’s accounts. If Paysafe is unable to effectively manage and monitor these risks, they could have a material adverse effect on its results of operations, financial condition and future prospects.
Paysafe may become an unwitting party to fraud or be deemed to be handling proceeds resulting from the criminal activity of its customers.
Paysafe is focused on providing trusted services to its customers and merchants and ensuring that data and confidential information is transmitted and stored securely. Combating money laundering and fraud is a significant challenge in the online payment services industry because transactions are conducted between parties who are not physically present, which in turn creates opportunities for misrepresentation and abuse. Criminals are using increasingly sophisticated methods to engage in illegal activities such as identity theft, fraud and paper instrument counterfeiting. Online payment companies are especially vulnerable because of the convenience, immediacy and in some cases anonymity of transferring funds from one account to another and subsequently withdrawing them. The highly automated nature of, and liquidity offered by, Paysafe’s payments services make it a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering and terrorist financing. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
While Paysafe employs a variety of tools to protect against fraud, these tools may not be successful. Paysafe reserves the right to refuse to accept accounts or transactions from many high-risk countries, internet protocol addresses and e-mail domains and continually update these screening filters. Paysafe’s transaction monitoring systems are designed to identify various criteria, including the country of origination, in order to detect and monitor fraud and to reject any purported transactions if they appear to be fraudulent. Nevertheless, Paysafe’s transaction monitoring systems may not operate as intended or may otherwise fail to effectively detect fraudulent transactions or locate where a transaction is being made. Paysafe faces significant risks of loss due to money laundering, fraud and disputes between senders and recipients, and if Paysafe is unable to deal effectively with losses from fraudulent transactions its business could be materially harmed.
The ability for customers to withdraw and deposit funds within various accounts and the potential for customer fraud in connection with certain gambling activities heightens the risks of money laundering and the unwitting receipt by Paysafe of criminal proceeds. Paysafe’s industry is under increasing scrutiny from governmental authorities—in Europe, the United States and many other jurisdictions in which it operates—in connection with the potential for consumer fraud. The laws of some jurisdictions define or interpret what constitutes the underlying criminal activity that gives rise to criminal proceeds relatively narrowly (for example, terrorist financing). Conversely, other jurisdictions have adopted laws providing for relatively broad definitions or interpretations of underlying criminal activity (for example, in the UK criminal proceeds may arise from the conviction of any criminal offense where it is found that the defendant has benefited from the criminal conduct). Further, to the extent to which payment processors may be held civilly or criminally liable for the criminal activities of its merchant customers also varies widely across the jurisdictions in which Paysafe operates.
If consumer fraud levels involving Paysafe’s services were to rise, it could lead to regulatory intervention and reputational and financial damage. This, in turn, could lead to additional government enforcement actions and investigations and concerns raised by merchants and Paysafe’s banking partners, which in turn could reduce the use and acceptance of Paysafe’s services or increase its compliance costs and thereby have a material adverse impact on its’ business, financial condition and results of operations. By processing payments for merchants and customers in certain industry vehicles, such as those engaged in the online gambling sector, Paysafe may be deemed to be handling proceeds of crime in the jurisdiction where its merchants and customers are located. Paysafe is subject to anti-money laundering laws and regulations, including, in the United States, the BSA which requires money services businesses such as Paysafe to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. Paysafe has adopted a program to comply with these and other anti-money laundering regulations, but any errors or failure to implement the program properly could lead to lawsuits, administrative action and government fines and/or prosecution. In addition, even if Paysafe complies with such reporting and record-keeping requirements, law enforcement agencies in the relevant country could seize merchants’ or customers’ funds that are the proceeds of unlawful activity. Any such action could result in adverse publicity for Paysafe’s business and could have a material adverse effect on its results of operations, financial condition and future prospects.

Risks Relating to the Split-Off
We may incur material costs as a result of our separation from FNF, which could have a material adverse effect on our business, financial condition and results of operations.
As a result of our separation from FNF, we have incurred and will continue to incur costs and expenses not previously incurred. These increased costs and expenses may arise from various factors, including financial reporting or costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, tax administration and human resources related functions.) FNF provided many of these services for us at no-cost (other than reimbursement of FNF's out-of-pocket costs and expenses) under the Corporate Services Agreement (the "CSA"), dated as of November 17, 2017, by and between us and FNF until November 2020. In October 2020, we entered into an Extension of Corporate Services Agreement (the "Extension") with FNF. Pursuant to the Extension, the term of the CSA is extended for two years until November 17, 2022 (the "Extended Term"). During the Extended Term, FNF will provide certain corporate services to Cannae at FNF’s Standard Allocation (as defined in the CSA), plus 10%, and Cannae agrees to pay or reimburse FNF for any fees, costs or other expenses paid by FNF to third parties in connection with the corporate services. The CSA will automatically renew for successive one-year terms, unless the parties mutually agree to terminate the CSA at least 30 days prior to the applicable termination date. No later than 30 days prior to such termination date, the parties shall negotiate mutually agreeable arm’s length terms for each additional one-year term.
We cannot assure you that we will not incur third-party vendor costs or out-of-pocket expenses under the CSA that are material to our business. Moreover, we will have to develop internal departments/functions to perform the services at the end of the term of the CSA. Through the date of this Annual Report, we have developed internal departments/functions for most of the services previously provided by FNF pursuant to the CSA, but we still rely on FNF for certain functions including information technology security.
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
Sales of our common stock by FNF may occur, which could cause our stock price to decline or result in volatility in our stock price.
In conjunction with the Split-Off, FNF received a private letter ruling from the Internal Revenue Service (“IRS”) relating to the tax-free treatment of the Split-Off to FNF and holders of FNFV common stock. One of the representations FNF made to the IRS in soliciting such private letter ruling included an assertion that FNF would dispose of the shares of common stock of the Company it retained no later than 5 years after the closing of the Split-Off which occurred in November 2017. Accordingly, in order to ensure the tax-free treatment of the Split-Off, FNF is expected to dispose of the 5.8 million shares of our common stock it holds over the next several months. If FNF sells its shares of our common stock, or if there is an adverse market perception of the impact of FNF selling its shares, it may decrease the market price of our common stock or result in volatility in our stock price.

General Risk Factors
Data security and integrity are critically important to the businesses we own and manage, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to their reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data could result in significant harm to our reputation or the reputation of any of the businesses we own. For example, D&B collects, stores and transmits a large amount of confidential company information on over millions of total businesses, including financial information and personal information. D&B operates in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods.
With respect to Alight, one of its significant responsibilities is to maintain the security and privacy of its employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ compensation, health and benefits information and other personally identifiable information. With respect to our Restaurant Group companies, they rely heavily on information technology systems across their operations and corporate functions, including for order and delivery from suppliers and distributors, point-of-sale processing in their restaurants, management of their supply chains, payment of obligations, collection of cash, bakery production, data warehousing to support analytics, finance or accounting systems, labor optimization tools, gift cards, online business and various other processes and transactions, including the storage of employee and customer information. With respect to Paysafe, its operations rely on the secure processing, transmission and storage of confidential, proprietary, personal, financial and other information in its’ computer systems and networks. Paysafe’s information technology security systems, software and networks and those of the customers and third parties with whom Paysafe interacts may be vulnerable to unauthorized access (from within or by third parties), computer viruses or other malicious code, or other cybersecurity threats, which could result in the unauthorized access, loss, theft or disclosure of confidential, proprietary, or personal information relating to merchants, customers and employees.
The businesses we own and manage have experienced and expect to continue to experience numerous attempts to access their computer systems, software, networks, data and other technology assets on a daily basis. The security and protection of their data is a top priority for them. Such businesses devote significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that they employ to provide security around the collection, storage, use, access and delivery of information they possess. These businesses have implemented various measures to manage their risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or law enforcement agencies following any such event or a significant and extended disruption in the functioning of its information technology systems could damage a portfolio company’s reputation and cause it to lose clients, adversely impact its operations, sales and operating results and require it to incur significant expense to address and remediate or otherwise resolve such issues.
Although our businesses have not incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of their data or inability of their clients to access their systems, such events could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data, disrupt their operations, subject them to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm their reputation. If they are unable to efficiently manage the vulnerability of their systems and effectively maintain and upgrade their system safeguards, they may incur unexpected costs and certain of their systems may become more vulnerable to unauthorized access. Furthermore, if we are unable to similarly effectively maintain and upgrade our corporate system safeguards, data and confidential information we may have access to from time to time about the businesses we own and manage may also become more vulnerable to unauthorized access.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. For example, in the United States, D&B is subject to laws that provide for at least 50 disparate notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject D&B to regulatory scrutiny and additional liability. In many jurisdictions, including North America and the European Union, Alight is subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA") and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable protected health information, the Personal Information Protection and Electronic Documents Act ("PIPEDA") and the European Union General Data Protection Regulation ("GDPR"). California also enacted legislation, the California Consumer Privacy Act of 2018 ("CCPA") and the related California Privacy Rights Act ("CPRA"), that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which Alight provides services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Alight’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
If Cannae or its businesses are unable to protect their computer systems, software, networks, data and other technology assets it could have a material adverse effect on their business, financial condition and results of operations, and ultimately the value of our businesses. We record many of our ownership interests using the equity method of accounting, through which we record our proportionate share of their net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If our equity-method investment is not recoverable, we may be required to record an impairment charge, which could have a material adverse effect on our results of operations.
The loss of key personnel could impair our operating abilities and could have a material adverse effect on our business, financial condition and results of operations.
Our success will substantially depend on our ability to attract and retain key members of our senior management team and officers. If we lose one or more of these key employees, our operating results and in turn the value of our common stock could be materially adversely affected. Although we may enter into employment agreements with our officers, there can be no assurance that the entire term of any employment agreement will be served or that any employment agreement will be renewed upon expiration.
The due diligence process that we undertake in connection with new acquisitions may not reveal all facts that may be relevant in connection with acquisitions of ownership interests.
Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of business and transaction. Nevertheless, when conducting due diligence and making an assessment regarding an acquisition, we rely on the resources available to us, including information provided by the target of the transaction and, in some circumstances, third party investigations. The due diligence investigation that we carry out with respect to any opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such opportunity. Moreover, such an investigation will not necessarily result in the acquisition being successful.
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
We may often pursue opportunities that involve businesses, regulatory, legal or other complexities, which could have a material adverse effect on our business, financial condition and results of operations.
As an element of our strategy, we may pursue unusually complex opportunities. This could often take the form of substantial business, regulatory or legal complexity. Our tolerance for complexity may present risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it may be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions may sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm our performance.
We and the businesses we own and manage, from time to time in the ordinary course of business, are involved in legal proceedings and may experience unfavorable outcomes, which could have a material adverse effect on our business, financial condition and results of operations.
We and the businesses we own and manage, from time to time in the ordinary course of business, are involved in pending and threatened litigation matters, some of which include claims for punitive or exemplary damages. We and such companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies. We may not be able to successfully resolve these types of conflicts to their satisfaction, and these matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to their business or operations. The defense of these actions may be both time consuming and expensive and their outcomes cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could have a material adverse effect on our cash flows in a particular period or on our business, financial condition and results of operations.
The lack of liquidity in certain of our ownership interests may adversely affect our business.
We invest, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of ownership interests with these characteristics may make it difficult for us to sell these positions when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our assets quickly, we may realize significantly less than the value at which we had previously recorded these ownership interests. Our businesses are often subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such ownership interests. Because certain of our businesses are illiquid, we may be unable to dispose of them timely or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.
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
Restaurant Group. The Restaurant Group's headquarters are located in Nashville, Tennessee with another office location in Woburn, Massachusetts. The majority of the restaurants are leased from third parties, and are located in 23 states throughout the United States. Substantially all of our Restaurant Group's revenues are generated in those states.
Corporate and Other. The Golf & Real Estate segment of Cannae RE owns a 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon.
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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock trades on The New York Stock Exchange under the "CNNE" trading symbol.
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2021. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on November 20, 2017, the date on which shares of our common stock began trading.

	11/20/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Cannae Holdings, Inc.	100.00	92.60	93.09	202.23	240.73	191.14
S&P 500	100.00	104.21	99.64	131.02	155.12	199.65
Peer Group (1)	100.00	103.18	89.33	143.41	144.20	216.17
(1) Peer group consists of the following companies: Apollo Investment Corporation, Compass Diversified Holdings, FS KKR Capital Corp. II, Golub Capital BDC, Inc., New Mountain Finance Corporation and Prospect Capital Corporation.

On January 31, 2022, the last reported sale price of our common stock on The New York Stock Exchange was $29.87 per share. We had approximately 4,634 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On September 19, 2019, our Board of Directors approved a three-year stock repurchase program effective September 19, 2019 (the "2019 Repurchase Program") under which we were permitted to purchase up to 5 million shares of our CNNE common stock through September 30, 2022. Since the original commencement of the 2019 Repurchase Program through market close on December 31, 2021, we repurchased all 5 million common shares originally authorized thereunder for approximately $168.7 million in the aggregate, or an average of $33.74 per share.
On February 26, 2021, our Board authorized an additional three-year stock repurchase program (the "2021 Repurchase Program"), under which we may repurchase an additional 10 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. Subsequent to December 31, 2021 through the date of this Annual Report, we repurchased 400,000 common shares for $14.0 million, or an average of $34.97 per share. Since the original commencement of the 2021 Repurchase Program through the date of this Annual Report, we have repurchased 916,584 common shares thereunder for approximately $31.9 million, or an average of $34.79 per share.
The following table summarizes repurchases of equity securities by Cannae during the quarter ending December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
12/1/2021 - 12/31/2021	2,100,000	33.73	2,100,000	9,483,416
Total	4,828,168		4,828,168
(1)    On September 19, 2019, our Board of Directors approved the 2019 Repurchase Program, under which we were permitted to purchase up to 5 million shares of our CNNE common stock through September 30, 2022.
(2)    On March 1, 2021, our Board of Directors approved the 2021 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through February 26, 2024.
(3)    As of the last day of the applicable month.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations
For a description of our business, including descriptions of segments and recent business trends, see the discussion under Business in Item 1 of Part I of this Annual Report, which is incorporated by reference into this Part II, Item 7 of this Annual Report. The following discussion should also be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 8 of Part II of this Annual Report.
Recent Developments
Ceridian
On May 20, 2021, we completed the sale of 2.0 million shares of common stock of Ceridian pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ("Rule 144"). In connection with the sale, we received proceeds of $175.0 million.
In September 2021, we completed the sale of 1.0 million shares of common stock of Ceridian for proceeds of $100.0 million pursuant to the terms of a covered call agreement.
On October 21, 2021, we completed the sale of an additional 1.0 million shares of common stock of Ceridian pursuant to Rule 144. In connection with the sale, we received proceeds of $125.8 million in October 2021.
As of December 31, 2021, we owned 10.0 million shares of Ceridian common stock which represented approximately 6.6% of the outstanding common stock of Ceridian.
In January 2022, we completed the sales of an additional 2.0 million shares of common stock of Ceridian pursuant to Rule 144. In connection with the sales, we received proceeds of $173.3 million in January 2022. As of the date of this Annual Report, we own 8.0 million shares of Ceridian common stock which represents approximately 5.3% of the outstanding common stock of Ceridian as of the date of this Annual Report.
Dun & Bradstreet
On January 8, 2021, D&B completed its acquisition of Bisnode Business Information Group AB (the "Bisnode Acquisition"). In connection with the Bisnode Acquisition, D&B issued an additional 6.2 million shares of its common stock, which resulted in a decrease in our ownership interest in D&B from approximately 18.1% to approximately 17.7% and a non-cash gain of $18.6 million in the year ended December 31, 2021.
On June 28, 2021, we completed the sale of an aggregate of 8.5 million shares of common stock of D&B (the "D&B Share Sale") pursuant to Rule 144. In connection with the D&B Share Sale, we received aggregate proceeds of $186.0 million and recorded a gain of $111.1 million. As a result of the D&B Share Sale, we now own 68.1 million shares of D&B, which represents approximately 15.8% of its outstanding common stock as of December 31, 2021.
On February 15, 2022, we received 21.8 million shares of D&B as partial consideration for our sale of Optimal Blue. Subsequently, we transferred 1.6 million of the shares received to our Manager as part of our carried interest paid related to the sale. See discussion under the header Optimal Blue below for further information. Following the receipt of these additional shares of D&B and payment of carried interest, we own 88.3 million shares of D&B which represents approximately 20.5% of its outstanding common stock.
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
During the quarter ended June 30, 2021, Cannae funded the following: (a) $250.0 million pursuant to the Alight Subscription Agreement, (b) $150.0 million pursuant to a previously announced forward purchase agreement with FTAC (the "FTAC FPA") entered into on May 8, 2020 and (c) $52.4 million for the purchase of 5.2 million shares of FTAC on the open market (the "Purchased Shares"). In July 2021, we sold 1.0 million of the Purchased Shares for aggregate proceeds of $10.3 million.
On July 2, 2021, FTAC completed the FTAC Alight Business Combination in accordance with the relevant business combination agreement. The combined company operates as Alight and is traded on the NYSE under the symbol ALIT. The FTAC Alight Business Combination was funded with the cash held in trust at FTAC, forward purchase commitments, PIPE commitments and equity of Alight.

For Cannae’s total net investment in Alight of $446.6 million, inclusive of our previous $4.5 million investment in the sponsor of FTAC (the "FTAC Sponsor") and net of the Purchased Shares sold, Cannae received 50,390,129 common shares and 5,000,000 warrants of Alight (the "Alight Warrants") and 3,026,666 LLC units of Alight's operating subsidiary with substantially the same terms as Alight's public warrants and indirectly held by the Company through its interest in the FTAC Sponsor. In connection with the investment in the PIPE and deal syndication, Cannae earned $6.1 million of fees which were deducted from the basis of our investment in Alight.
On November 29, 2021, Alight announced the redemption of all of its outstanding warrants to purchase shares of the Alight’s Class A common stock. In accordance with the warrant agreement, upon delivery of the notice of redemption, the warrants could be exercised either for cash or on a cashless basis in exchange for common shares of Alight. We elected the cashless exercise and in December 2021 we received 1,300,000 shares of Alight's Class A Common Stock directly and 786,933 shares indirectly through our ownership interest in the FTAC Sponsor.
As of December 31, 2021, Cannae directly and indirectly through the FTAC Sponsor owns 52.5 million shares of Alight which represented approximately 10.0% of its outstanding common equity. We account for our direct ownership interest in common equity of Alight and ownership in the FTAC Sponsor as equity method investments.
Paysafe
On March 30, 2021, Foley Trasimene Acquisition Corp. II ("FTAC II") completed its previously announced merger with Paysafe Limited ("Paysafe"), a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The combined company operates as Paysafe and is traded on the NYSE under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, PIPE commitments and equity of Paysafe.
In conjunction with the FTAC II Paysafe Merger, Cannae funded: (a) $350.0 million as part of our subscription to the PIPE (the "Paysafe Subscription Agreement" and collectively with the Alight Subscription Agreement the "Subscription Agreements") and (b) $150.0 million as part of our forward purchase agreement with FTAC II entered into on July 31, 2020 (the "FTAC II FPA"). For Cannae’s total investment in Paysafe of $504.7 million, inclusive of our previous investment in the sponsor of FTAC II ("FTAC II Sponsor"), Cannae received 54,294,395 common shares and 5,000,000 Paysafe warrants and 3,134,067 LLC units of Paysafe's operating subsidiary with substantially the same terms as Paysafe's public warrants (collectively, the "Paysafe Warrants"). In connection with the investment in the PIPE, Paysafe paid Cannae a fee of $5.6 million as described in the agreement and plan of merger dated December 7, 2020, which was deducted from the basis of our investment.
In September 2021, the sponsor of FTAC II distributed all of its interest in Paysafe to its limited partners. As a result, Cannae now directly holds all of its interest in the common equity of Paysafe and Paysafe Warrants.
In December 2021, Cannae purchased 5.7 million shares of Paysafe on the open market for $22.4 million.
As of December 31, 2021, Cannae directly owns 59.8 million shares which represented approximately 8.3% of the outstanding common equity of Paysafe. We account for our ownership in the common equity of Paysafe under the equity method of accounting and the Paysafe Warrants as a derivative.
Optimal Blue
On February 15, 2022, we completed the disposition of our ownership interests in Optimal Blue to Black Knight, Inc. (“Black Knight”) and its subsidiaries (the “Optimal Blue Disposition”), pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, Cannae received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of Dun & Bradstreet. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On February 25, 2021, we entered into a forward purchase agreement (the "AAI FPA") with AAI, a special purpose acquisition company ("SPAC") whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "AAI Initial Business Combination"). AAI is co-sponsored by entities affiliated with the chairman of our Board of Directors ("Board"), William P. Foley II. Additionally, Cannae invested $1.6 million in the sponsor of AAI for a 10% indirect economic interest in the founder shares and warrants held by the sponsor. The AAI FPA was contingent upon the closing of the AAI Initial Business Combination.

On May 10, 2021, AAI entered into a Business Combination Agreement (the "WIL Business Combination Agreement") by and among AAI, Wave Merger Sub Limited, an exempted company incorporated in Bermuda and a direct, wholly owned subsidiary of AAI ("Merger Sub"), and Wynn Interactive Ltd., an exempted company incorporated in Bermuda ("WIL").
In connection with the signing of the WIL Business Combination Agreement, we and AAI agreed to terminate the AAI FPA, and we entered into a backstop facility agreement (the "WIL Backstop Agreement") whereby we agreed, subject to the other terms and conditions included therein, to subscribe for AAI Class A Ordinary Shares in order to fund redemptions by shareholders of AAI in connection with the WIL Business Combination Agreement in an amount of up to $690.0 million (the "WIL Backstop Subscription"), in consideration for a placement fee of $3.5 million.
On November 11, 2021, we and AAI entered into a mutual termination agreement (the "Mutual Termination Agreement") to terminate the WIL Business Combination Agreement. In conjunction with the Mutual Termination Agreement, AAI received $5.0 million as reimbursement for out-of-pocket expenses. As a result of the termination of the WIL Business Combination Agreement, the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated.
On February 25, 2021, we entered into a forward purchase agreement (the "AAII FPA" and collectively with the FTAC FPA and the FTAC II FPA, the "Forward Purchase Agreements") with AAII, a SPAC whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "AAII Initial Business Combination"). AAII is co-sponsored by entities affiliated with William P. Foley II. Under the AAII FPA, we agreed to purchase an aggregate of 12,500,000 shares of AAII’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of AAII's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the AAII Initial Business Combination. Additionally, Cannae directly invested $29.6 million for a 20% indirect economic interest in the founder shares held by the sponsor and a direct interest in 19,733,333 private placement warrants of AAII (the "AAII Warrants") at the initial public offering. The AAII FPA is contingent upon the closing of the AAII Initial Business Combination.
On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA") with Trebia Acquisition Corp. ("Trebia"), a SPAC incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board, William P. Foley II and Frank R. Martire, respectively.
On June 28, 2021, Trebia entered into a Business Combination Agreement by and among Trebia, S1 Holdco LLC, a Delaware limited liability company ("S1 Holdco"), System1 SS Protect Holdings, Inc., a Delaware corporation ("Protected"), and the other parties named therein (the "Trebia S1 Business Combination Agreement"). The Trebia S1 Business Combination Agreement provides for, among other things, the consummation of certain transactions whereby each of (i) System1, LLC, a Delaware limited liability company and the current operating subsidiary of S1 Holdco, and (ii) Protected.net Group Limited, a private limited company organized under the laws of the United Kingdom and the current operating subsidiary of Protected, will become subsidiaries of Trebia (the "Trebia S1 Business Combination").
In connection with the signing of the Trebia S1 Business Combination Agreement, we and Trebia terminated the Trebia FPA, and we entered into a backstop facility agreement (the "S1 Backstop Agreement" and together with the WIL Backstop Agreement, the "Backstop Agreements") whereby we agreed, subject to the other terms and conditions included therein, to subscribe for Trebia Class A Common Stock in order to fund redemptions by shareholders of Trebia in connection with the Business Combination, in an amount of up to $200.0 million (the "S1 Backstop Subscription"). In connection with Cannae’s entry into the S1 Backstop Agreement, the sponsors of Trebia have agreed to forfeit up to 1,275,510 Trebia Class B Ordinary Shares (and Trebia has agreed to issue to Cannae a number of shares of Trebia Class A Common Stock equal to such forfeiture) as consideration in the event that the S1 Backstop Subscription is drawn due to redemptions.
On January 10, 2022, we entered into an amendment to the S1 Backstop Agreement pursuant to which our commitment to fund redemptions increased from $200.0 million to $250.0 million. Also on January 10, 2022, we entered into an amended and restated sponsor agreement with the sponsors of Trebia pursuant to which Trebia will forfeit up to an additional 1,352,941 Class B Ordinary Shares to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A Common Stock in connection with, and based upon the extent of, Cannae’s obligation with respect to the increase in our backstop commitment.
On January 27, 2022, the Trebia System1 Business Combination was completed and System1 merged with and into Trebia, with System1, Inc. ("System1") as the surviving corporation. Beginning on January 28, 2022, System1’s common stock began trading on the NYSE under the ticker symbol "SST." Upon the completion of the Trebia System1 Business Combination, Cannae has invested a total of $248.3 million in System1 and directly and indirectly owns 28.2 million of System1 common shares and 1.2 million warrants to purchase System1 common shares. As a result, Cannae has an approximate 26% ownership of System1.

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
In November 2021, QOMPLX converted all of its outstanding convertible notes into preferred stock and redeemed $7.5 million of such preferred stock held by Cannae. As a result, Cannae holds approximately 14.5 million shares of preferred stock of QOMPLX representing approximately 19.3% of QOMPLX’s outstanding equity.
Restaurant Group
During the year ended December 31, 2021, we commenced a plan to sell or dispose of the assets of Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ") and their subsidiaries.
On June 24, 2021, we entered into a membership purchase agreement for the sale of certain net assets of VIBSQ and its subsidiaries for $13.5 million. On July 30, 2021, we closed on the sale of such VIBSQ net assets and recorded a loss of $9.4 million, which is included in Recognized gains (losses), net on the Consolidated Statement of Operations for the year ended December 31, 2021.
On August 10, 2021, we entered into an asset purchase agreement for the sale of certain net assets of Legendary Baking and its subsidiaries for $6.1 million and we recorded a loss of $7.0 million as a result of classifying Legendary Baking as held for sale. On September 7, 2021, we closed on the sale and recorded an additional loss of $3.9 million. Both losses are included in Recognized gains (losses), net on the Consolidated Statement of Operations in the year ended December 31, 2021.
Subsequent to the transactions, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material involvement in Legendary Baking or VIBSQ.
Other Developments
Our Board authorized the 2021 Repurchase Program, effective February 26, 2021, under which we may repurchase up to 10 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. Pursuant to the 2019 Repurchase Program and the 2021 Repurchase Program, we repurchased 4,828,168 shares of CNNE common stock during the year ended December 31, 2021 for approximately $167.3 million in the aggregate, or an average of $34.65 per share.
On March 31, 2021, we closed on a $32.0 million acquisition of an ownership interest in Sightline Payments LLC ("Sightline"), a fintech company that enables cashless, mobile and omnichannel payment solutions for the gaming, lottery, sports betting, entertainment and hospitality businesses. On August 16, 2021, we acquired an additional $240.0 million of ownership interest in Sightline. Our total ownership interest represents 32.6% of the outstanding membership interests in Sightline and is accounted for under the equity method of accounting.
During the year ended December 31, 2021, we received distributions of $283.2 million from our joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP. In 2020, we received an aggregate of $198.6 million of distributions from the Senator JV. Of the distributions received in 2020, $25.8 million represented the return of our deposit previously held by the Senator JV and the remainder resulted from the Senator JV's sales of CoreLogic, Inc. Using the cumulative earnings approach, $126.4 million of the distributions resulting from the Senator JV in the year ended December 31, 2020 are considered a return on our investment in the Senator JV and are classified as cash inflows from operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2020. We have no further material ownership interest in the Senator JV.
On May 21, 2021, Ceska zbrojovka Group SE (“CZG”) acquired 100% of the outstanding equity of Colt Holdings, LLC ("Colt"). In conjunction with the transaction, we received $37.3 million for our holdings of Colt corporate debt securities, including accrued interest thereon, $1.4 million for our equity in Colt and received $0.4 million of cash and $3.6 million of CZG equity securities for our holdings of Colt equity interests in October 2021. We recorded a gain of $20.3 million on the transaction, inclusive of $10.9 million (net of $2.9 million of deferred taxes) of gains reclassified from other comprehensive earnings. We have the opportunity to receive additional equity securities of CZG contingent on future operating results of Colt. Subsequent to the transaction, we have no further ownership interest in Colt debt or equity securities.

In the year ended December 31, 2021, we commenced a plan to sell Rock Creek Idaho Holdings, LLC ("RC"). On August 10, 2021, we entered into an asset purchase agreement for the sale of certain net assets of RC and its subsidiaries for $44.2 million, consisting of cash of $9.2 million, net of transaction costs, and a note receivable of $35.0 million. We recorded a gain of $18.9 million as a result of the sale, which is included in Recognized gains (losses), net on the Consolidated Statement of Operations for the year ended December 31, 2021. The chairman of our Board, William P. Foley II is a partner in the joint venture that purchased RC. The Company collected the full amount of the note receivable, plus interest, prior to December 31, 2021. Subsequent to the transaction, we have no further involvement in RC.
On October 14, 2021, Capital One Financial Corporation announced that it entered into a definitive agreement to purchase Triple Tree, LLC ("Triple Tree"), the investment banking subsidiary of Triple Tree Holdings, LLC ("TTH"). Cannae owns a 24.6% fully diluted interest in TTH. As a result of the sale, the two businesses comprising TTH became two separate organizations. TripleTree joined the Capital Markets group of Capital One Commercial Bank as a wholly owned subsidiary, operating under the current TripleTree brand. TTCP Management Services, LLC, continues as an independent, Minneapolis-based principal investor focused on healthcare technology and services. The transaction closed in November 2021 and we received $35.2 million of distributions from TTH related to the sale. In January 2022, we received an additional distribution of $14.0 million.
Related Party Transactions
Our financial statements for all years presented reflect transactions with FNF and our Manager. See Note R to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. See Note A to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for discussion of all our significant accounting policies.
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
Investments in unconsolidated affiliates - applicability of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 323. Investments in unconsolidated affiliates are recorded using the equity method of accounting. If an investor does not possess a controlling financial interest over an investee but has the ability to exercise significant influence over the investee’s operating and financial policies, the investor must account for such an investment under the equity method of accounting. For investments in common stock or in-substance common stock of an investee, which an investor does not control, the general but rebuttable presumption exists that an ownership of greater than 20% of the outstanding equity of an investee indicates the investor has significant influence. For investments in partnerships and similar entities for which an investor does not control, equity method of accounting for the investment is generally required unless the investor's interest is so minor that the investor has virtually no influence.
In the ordinary course of our business, we make investments in companies that provide us with varying degrees of control and influence over the underlying investees through our level of ownership of the outstanding equity of the investee, participation in management of the investee, participation on the board of directors of investees, and/or legal agreements with other investors with control implications. As a result, our analysis of the appropriate accounting for our various ownership interests often requires judgment regarding the level of control, significant influence or lack thereof the Company has over each investee. If we are required to account at fair value for certain of our ownership interests in which we have concluded the Company has significant influence resulting in the application of the equity method of accounting, the impact of such change could significantly impact the Company's Consolidated Financial Statements.
For example, as of March 31, 2020, our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we began accounting for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of ASC 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million (net of $47.1 million of before-tax losses reclassified from other comprehensive earnings), which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020.
As of December 31, 2021, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our ownership interest under the equity method because we continue to exert significant influence through our 15.8% ownership, because certain of our senior management and directors serve on Dun & Bradstreet's board of directors, and because we are party to an agreement with other of its equity sponsors pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
As of December 31, 2021, the book value of our investment in D&B accounted for under the equity method of accounting is $595.0 million. Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was approximately $1.4 billion as of December 31, 2021.
As of December 31, 2021, we hold less than 20% of the outstanding common equity of Paysafe but we account for our ownership interest under the equity method because we exert significant influence: (a) through our 8.3% direct ownership, (b) because certain of our senior management and directors serve on Paysafe's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Paysafe's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe.
As of December 31, 2021, the book value of our investment in Paysafe accounted for under the equity method of accounting is $431.1 million. Based on quoted market prices, the aggregate fair market value of our ownership of Paysafe common stock was approximately $233.7 million as of December 31, 2021.
As of December 31, 2021, we hold less than 20% of the outstanding common equity of Alight but we account for our ownership under the equity method because we exert significant influence: (a) through our 10.0% direct and indirect ownership, (b) because certain of our senior management and directors serve on Alight's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Alight's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Alight.
As of December 31, 2021, the book value of our investment in Alight accounted for under the equity method of accounting is $505.0 million. Based on quoted market prices, the aggregate fair market value of direct and indirect our ownership of Alight common stock was approximately $567.3 million as of December 31, 2021.
Investments in unconsolidated affiliates - impairment monitoring. On an ongoing basis, management monitors our investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-temporarily below our recorded book value of the investment. Factors considered when determining whether a decline in the fair value of an investment is other-than-temporary include but are not limited to: the length of time and the extent to which the market value has been less than book value, the financial condition and near-term prospects of the investee, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.
As of September 30, 2021, the fair value of our investment in Paysafe based on quoted market prices was $418.8 million and the book value of our investment in Paysafe was $810.6 million prior to any impairment. Due to significant impairments recorded by Paysafe to its intangible assets in the three months ended September 30, 2021 and the quantum of the decrease in the fair market value of our investment, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment of $391.8 million in the three months ended September 30, 2021 which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2021. As of December 31, 2021, the fair value of our investment in Paysafe based on quoted market prices has decreased to $233.7 million. As of the date of this Annual Report, management believes the decrease in the fair value of our investment in Paysafe is temporary and expects to recover the recorded book value of our investment. If Paysafe's results of operations, financial condition or market conditions in the payment processing industry deteriorate, we may be required to record an impairment to our recorded investment for Paysafe in future periods.
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
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
AAII FPA	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
S1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total Assets	$1,050.0	$31.3	$0.5	$1,081.8

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
Forward Purchase Agreements	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total assets	$1,493.4	$—	$340.9	$1,834.3
AAII FPA
The AAII FPA is accounted for at fair value pursuant to ASC Topic 321. We utilized a Monte Carlo Simulation in determining the fair value of this agreement, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The value of the agreement is then calculated as the difference between the future simulated price and the fixed purchase price for the underlying security to be purchased. The primary unobservable input utilized in determining the fair value of the AAII FPA is the probability of consummation of the AAII Initial Business Combination. The probability assigned to the consummation of the AAII Initial Business Combination was 80%. Determination of such probability is based on a hybrid approach which considers observed success rates of business combinations for SPACs, the sponsor of AAII's track record for consummating similar transactions and the current market for SPAC transactions. Based on the total fair value of the AAII FPA as of December 31, 2021, changes in the probability utilized will not result in a change in fair value that is significant or material to the Company's financial position or results of operations.
AAII Warrants
The AAII Warrants are accounted for at fair value pursuant to ASC Topic 815 Derivatives and Hedging. These private placement warrants are valued using the trading price of AAII's publicly traded warrants (NYSE: ASZ-WT) and are considered a Level 2 fair value measurement.

S1 Backstop Agreement
The S1 Backstop Agreement is considered a written option and accounted for at fair value. We utilized a Black-Scholes option pricing formula to determine the fair value of the S1 Backstop Agreement, which is considered to be a Level 2 fair value measurement. The value is calculated based on the common stock price of Trebia, the amount of time the S1 Backstop Agreement is expected to be outstanding, risk free rates and the volatility of the underlying common stock of Trebia.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis.

	Year Ended December 31, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Net valuation (loss) gain included in earnings (1)	—	(24.2)	7.7	(8.9)	(25.4)
Reclassification to investments in unconsolidated affiliates and Warrants	—	(111.4)	(177.3)	—	(288.7)
Purchase of AAII Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Transfers to Level 2	—	—	—	(20.7)	(20.7)
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$0.5	$—	$—	$0.5

	Year Ended December 31, 2020
	Corporate debt	Forward Purchase	Subscription
	securities	Agreements	Agreements	Total

Fair value, beginning of period	$19.2	$—	$—	$19.2
Paid-in-kind dividends	1.3	—	—	1.3
Net valuation gain included in earnings (1)	—	136.1	169.6	305.7
Net valuation gain included in other comprehensive earnings (2)	14.7	—	—	14.7
Fair value, end of period	$35.2	$136.1	$169.6	$340.9
___________________________________
(1) Included in Recognized gains and (losses), net on the Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated Statements of Comprehensive Earnings (Loss)
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
Certain Factors Affecting Comparability
Year ended December 31, 2021. On July 30, 2021, we closed on the sale of VIBSQ's net assets. On September 1, 2021, we closed on the sale of certain net assets of RC and its subsidiaries. On September 3, 2021, we closed on the sale of Legendary Baking. Our consolidated results of operations for the year ended December 31, 2021 include the results of operations of VIBSQ, RC and Legendary Baking through their respective dates of sale.

Year ended December 31, 2020. On January 27, 2020, American Blue Ribbon Holdings, LLC ("Blue Ribbon") began a reorganization under Chapter 11 of the United States Bankruptcy Code (the "Blue Ribbon Reorganization") and we deconsolidated Blue Ribbon. On October 2, 2020, the Chapter 11 Plan became effective and Blue Ribbon emerged from bankruptcy as a set of reorganized companies. Upon Blue Ribbon's emergence from bankruptcy, we acquired the assets and uncompromised liabilities of Legendary Baking and VIBSQ in exchange for $15.5 million of the outstanding balance under the previously outstanding debtor-in-possession loan. Subsequent to Blue Ribbon's emergence from bankruptcy, we owned 100% of the equity of VIBSQ and Legendary Baking. Our consolidated results of operations for the year ended December 31, 2020 include the consolidated results of operations of Blue Ribbon from January 1, 2020 through January 27, 2020 and of Legendary Baking and VIBSQ from October 2, 2020 through December 31, 2020.
Year ended December 31, 2019. On December 31, 2019, we completed the contribution of T-System Holdings, Inc. ("T-System") to CorroHealth. As a result of the contribution, we reclassified the results of operations of T-System to discontinued operations for the year ended December 31, 2019 in our Consolidated Statements of Operations.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Revenues:
Restaurant revenue	$704.7	$559.7	$1,043.3
Other operating revenue	37.5	26.0	26.7
Total operating revenues	742.2	585.7	1,070.0
Operating expenses:
Cost of restaurant revenue	617.4	524.3	912.8
Personnel costs	80.1	94.8	90.3
Depreciation and amortization	26.6	30.7	40.7
Other operating expenses, including asset impairments	151.6	116.6	133.4
Goodwill impairment	—	7.8	10.4
Total operating expenses	875.7	774.2	1,187.6
Operating loss	(133.5)	(188.5)	(117.6)
Other income (expense):
Interest, investment and other income	21.1	17.2	15.6
Interest expense	(9.8)	(9.0)	(17.8)
Recognized (losses) gains, net	(310.8)	2,362.2	357.7
Total other (expense) income	(299.5)	2,370.4	355.5
(Loss) earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	(433.0)	2,181.9	237.9
Income tax (benefit) expense	(74.0)	481.2	24.2
(Loss) earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	(359.0)	1,700.7	213.7
Equity in earnings (losses) of unconsolidated affiliates	72.6	59.1	(115.1)
(Loss) earnings from continuing operations	(286.4)	1,759.8	98.6
Net loss from discontinued operations, net of tax	—	—	(51.8)
Net (loss) earnings	(286.4)	1,759.8	46.8
Less: Net earnings (loss) attributable to non-controlling interests	0.6	(26.4)	(30.5)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(287.0)	$1,786.2	$77.3
Revenues
Total revenue in 2021 increased $156.5 million compared to 2020, primarily driven by an increase in revenue in the Restaurant Group segment. Total revenue in 2020 decreased $484.3 million compared to 2019, primarily driven by a decline in revenue in our Restaurant Group segment.
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
Income tax (benefit) expense on continuing operations was $(74.0) million, $481.2 million, and $24.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The effective tax rate for the years ended December 31, 2021, 2020, and 2019 was 17.1%, 22.1%, and 10.2%, respectively. The change in the effective tax rate in all periods is primarily attributable to the varying impact of earnings or losses from unconsolidated affiliates on our consolidated pretax earnings or losses. The fluctuation in income tax benefit as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Other
Recognized gains and (losses), net totaled $(310.8) million, $2,362.2 million, and $357.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The net recognized loss for the year ended December 31, 2021 is primarily attributable to a $391.8 million impairment on our equity ownership interest in Paysafe, mark to market adjustments on our equity securities, and mark to market adjustments of $35.1 million to our Paysafe and AAII warrants, partially offset by a gain of $111.1 million on our sale of shares of D&B. The net recognized gain for the year ended December 31, 2020 is primarily attributable to gains on equity securities, a gain of $223.1 million on the sale of a portion of our investment in Ceridian in February 2020, and a non-cash gain of $117.0 million recorded in conjunction with the D&B's initial public offering ("IPO"). See Note D to our Consolidated Financial Statements included in Item 8 of this Annual Report for further details on gains and losses recognized on equity securities in the years ended December 31, 2021 and 2020. The $223.1 million gain on sale of Ceridian in February 2020 occurred prior to our change in accounting for our investment in Ceridian as an equity security at fair value in March 2020. The net recognized gain for the year ended December 31, 2019 is primarily attributable to $342.1 million of gains on sales of Ceridian shares.
Equity in earnings (losses) of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Dun & Bradstreet	$(13.5)	$(46.8)	$(132.8)
Paysafe/FTAC II Sponsor	53.3	—	—
Alight/FTAC Sponsor	38.2	—	—
Ceridian (1)	—	1.5	16.4
Optimal Blue	(13.8)	(9.4)	—
Senator JV	(1.2)	—	—
AmeriLife	(8.7)	(4.0)	—
Sightline	(2.4)	—	—
Other	20.7	117.8	1.3
Total	$72.6	$59.1	$(115.1)
_____________________________________
(1) The amount for the year ended December 31, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.
Net Earnings
Net earnings attributable to Cannae decreased $2,073.2 million in the year ended December 31, 2021, compared to 2020. Total net earnings attributable to Cannae increased $1,708.9 million in the year ended December 31, 2020, compared to 2019.
The change in net earnings is attributable to the factors discussed above and net earnings from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenues:
Restaurant revenue	$704.7	$559.7	$1,043.3
Operating expenses:
Cost of restaurant revenue	617.4	524.3	912.8
Personnel costs	34.5	31.2	52.1
Depreciation and amortization	24.0	27.7	38.5
Other operating expenses, including asset impairments	40.4	53.1	108.9
Goodwill impairment	—	7.8	10.4
Total operating expenses	716.3	644.1	1,122.7
Operating loss	(11.6)	(84.4)	(79.4)
Other expense:
Interest expense	(8.8)	(8.6)	(5.4)
Recognized gains and losses, net	2.1	7.5	3.9
Total other expense	(6.7)	(1.1)	(1.5)
Loss from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	(18.3)	(85.5)	(80.9)
Total revenues for the Restaurant Group segment increased $145.0 million, or 25.9%, in the year ended December 31, 2021 from 2020. The increase was primarily driven by an increase in comparable store sales driven by the reduced impact of social restrictions imposed by state and local governments in connection with COVID-19 in 2021 compared to 2020. Total revenues for the Restaurant Group segment decreased $483.6 million, or 46.4%, in the year ended December 31, 2020 from 2019. The decrease was primarily driven by: (1) decreased revenue related to the Blue Ribbon Reorganization, which resulted in the deconsolidation of Blue Ribbon for the period from January 27, 2020 through October 2, 2020, (2) the closing or sale of company-owned restaurants primarily associated with our O'Charley's, Village Inn and Bakers Square concepts subsequent to December 31, 2019 and (3) a decrease in comparable store sales driven by social restrictions imposed by state and local governments in connection with COVID-19 in March 2020, which resulted in the closing of dining rooms for substantially all of our restaurants from late March 2020 and into May 2020. The decrease was partially offset by an overall increase in the average guest check in the year ended December 31, 2020 compared to 2019.
Revenue associated with our Legendary Baking, Village Inn, and Baker's Square brands was $62.0 million, $53.1 million, and $312.5 million, respectively, in the years ended December 31, 2021, 2020, and 2019, respectively. Revenue recorded for these brands in the year ended December 31, 2021 represents these brands' revenues through their respective dates of sales in the third quarter of 2021 and subsequent run-off sales of the remaining inventory of Legendary Baking. Revenue recorded for these brands in the year ended December 31, 2020 represents Blue Ribbon's revenue for the period from January 1, 2020 through January 27, 2020, the date of Blue Ribbon's filing for bankruptcy, and the brands' revenues for the period from October 2, 2020 through December 31, 2020.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed 39.4%, (32.8)%, and (0.4)% in the years ended December 31, 2021, 2020 and 2019, respectively, from the prior fiscal years. The increase in 2021 is primarily attributable to increased guest counts resulting from the loosening of COVID-19 restrictions and an increase in the average amount spent by customers each visit. The decrease in 2020 is primarily attributable COVID-19 restrictions. Comparable store sales for our O'Charley's brand changed 24.7%, (22.5)% and (2.5)% in the years ended December 31, 2021, 2020 and 2019, respectively, from the prior fiscal years. The increase in 2021 is primarily attributable to increased guest counts resulting from the abatement of COVID-19 restrictions and an increase in the average amount spent by customers each visit. The decrease in 2020 is primarily attributable to lower guest counts resulting from COVID-19.

Cost of restaurant revenue increased $93.1 million, or 17.8%, in the year ended December 31, 2021 from 2020. Cost of restaurant revenue decreased $388.5 million, or 42.6%, in the year ended December 31, 2020 from 2019. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 87.6%, 93.7%, and 87.5% in the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenue in 2021 compared to 2020 and the increase in cost of restaurant revenue as a percentage of restaurant revenue in 2020 compared to 2019 is primarily attributable to the impact of unavoidable costs on the substantial decrease in revenue in 2020 discussed above.
Personnel costs decreased by $20.9 million, or 40.1%, in the year ended December 31, 2020 from 2019. The decrease is primarily attributable to the Blue Ribbon Reorganization.
Other operating expenses decreased by $12.7 million, or 23.9%, in the year ended December 31, 2021 from 2020. The decrease is primarily attributable to a decrease of $11.0 million related to lower impairments of assets and a decrease of $8.6 million in professional fees. The decreases were offset by increased expenses associated with consolidating VIBSQ and LB's results of operations for approximately 9 months in 2021 compared to approximately 3 months in 2020. Other operating expenses decreased by $55.8 million, or 51.2%, in the year ended December 31, 2020 from 2019. The decrease is primarily attributable to the Blue Ribbon Reorganization and cost saving measures taken in response to COVID-19.
Loss from continuing operations before income taxes decreased $67.2 million in the year ended December 31, 2021 from 2020. Loss from continuing operations before income taxes increased $4.6 million in the year ended December 31, 2020 from 2019. The change in losses is primarily attributable to the factors discussed above.
Dun & Bradstreet
We own a 15.8% interest in Dun & Bradstreet and account for our ownership interest in D&B under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet and Star Parent, L.P. ("Star Parent"), the former parent of D&B through which we acquired our ownership position prior to D&B's IPO, for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Statements of Operations is presented below. We acquired our initial interest in Star Parent on February 8, 2019. The results of operations for the year ended December 31, 2019 presented below represent Star Parent's results of operations subsequent to our acquisition.

	Year ended December 31,		For the period from February 8, 2019 to December 31, 2019
	2021	2020
	(In millions)
Total revenues	$2,165.6	$1,738.7	$1,413.9
Loss before income taxes	(45.2)	(226.4)	(540.0)
Net loss	(65.9)	(111.6)	(425.8)
Dividends attributable to preferred equity and noncontrolling interest expense	(5.8)	(69.0)	(120.5)
Net loss attributable to Dun & Bradstreet and Star Parent	(71.7)	(180.6)	(546.3)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Paysafe
On March 30, 2021, we closed on the acquisition of our 8.3% ownership interest in Paysafe. We account for our ownership of Paysafe under the equity method of accounting and report our equity in the earnings or loss of Paysafe on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the year ended December 31, 2021 includes our equity in Paysafe’s losses for the period from March 30, 2021 through September 30, 2021.

Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

For the period from March 30, 2021 to September 30, 2021
(In millions)
Total revenues	$737.9
Operating loss	(261.6)
Net loss	(140.3)
Net earnings attributable to noncontrolling interest	0.3
Net loss attributable to Paysafe	(140.6)
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.
Alight
On July 2, 2021, we closed on the acquisition of our 10% ownership interest in Alight. We account for our ownership of Alight under the equity method of accounting and report our equity in earnings or loss of Alight on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the year ended December 31, 2021 includes our equity in Alight’s losses for the period from July 2, 2021 through September 30, 2021.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

For the period from July 2, 2021 through September 30, 2021
(In millions)
Total revenues	$690.0
Operating income	25.0
Net loss	(120.0)
Net loss attributable to noncontrolling interests	(13.0)
Net loss attributable to Alight	(107.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.

The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Revenues:
Other operating revenue	$37.5	$26.0	$26.7
Operating expenses:
Personnel costs	45.6	63.6	38.2
Depreciation and amortization	2.6	3.0	2.2
Other operating expenses	111.2	63.5	24.5
Total operating expenses	159.4	130.1	64.9
Operating loss	(121.9)	(104.1)	(38.2)
Other income (expense):
Interest, investment and other income	21.1	17.2	15.6
Interest expense	(1.0)	(0.4)	(12.4)
Recognized gains and losses, net	(312.9)	2,354.7	353.8
Total other (expense) income	(292.8)	2,371.5	357.0
(Loss) earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(414.7)	2,267.4	318.8
Personnel costs decreased $18.0 million, or 28.3%, in the year ended December 31, 2021 compared to 2020, and increased $25.4 million, or 66.5%, in the year ended December 31, 2020 compared to 2019. The change in both periods is primarily driven by a change in investment success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses increased $47.7 million, or 75.1%, in the year ended December 31, 2021 compared to 2020 and increased $39.0 million, or 159.2%, in the year ended December 31, 2020 compared to 2019. The increase in 2021 from 2020 was primarily attributable to an increase in management fees and carried interest incurred with our Manager. The increase in 2020 from 2019 is primarily attributable to $20.8 million of management fee expenses and $11.3 million of carried interest on distributions from the Senator JV and sales of other investments incurred with our Manager.
Interest expense decreased $12.0 million in the year ended December 31, 2020 from 2019. The decrease was attributable to a decrease in corporate debt outstanding. See Note K to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt.
The net recognized loss for the year ended December 31, 2021 is primarily attributable to a $391.8 million impairment on our equity ownership interest in Paysafe, mark to market adjustments on our equity securities, and mark to market losses of $35.1 million on our Paysafe and AAII warrants, partially offset by a gain of $111.1 million on our sale of shares of D&B. The net recognized gain for the year ended December 31, 2020 is primarily attributable to gains on equity securities, a gain of $223.1 million on the sale of a portion of our investment in Ceridian in February 2020 and a non-cash gain of $117.0 million recorded in conjunction with the D&B IPO. See Note D to our Consolidated Financial Statements included in Item 8 of this Annual Report for further details on gains and losses recognized on equity securities in the years ended December 31, 2021 and 2020. The $223.1 million gain on sale of Ceridian in February 2020 occurred prior to our change in accounting for our investment in Ceridian as an equity security at fair value in March 2020. The net recognized gain for the year ended December 31, 2019 is primarily attributable to $342.1 million of gains on sales of Ceridian shares.
Discontinued Operations
As a result of our contribution of T-System to CorroHealth, the financial results of T-System have been reclassified to discontinued operations. See Note N to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details on amounts included in discontinued operations for the year ended December 31, 2019.
Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs, operating expenses, taxes, capital expenditures, the AAII FPA and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.

As of December 31, 2021, we had cash and cash equivalents of $85.8 million, of which $48.1 million was cash held by the corporate holding company, and $300.0 million of available borrowing capacity under our existing holding company credit facilities with the ability to add an additional $200.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
The Company believes the holding company's balances of cash, cash equivalents and unrestricted marketable securities, which totaled $575.8 million as of December 31, 2021 (excluding marketable securities we account for as unconsolidated affiliates), along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, funding future investments, other strategic initiatives and/or conserving cash.
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2021, 2020, and 2019 were $176.1 million, $113.9 million and $84.2 million, respectively. The increase in cash used in operations of $62.2 million from 2021 to 2020 is primarily attributable to increased management fees and carried interest paid to our Manager. The decrease in cash provided by operations of $29.7 million from 2020 to 2019 is primarily attributable to increased payments for income taxes of $59.0 million and increased losses in our Restaurant Group, excluding non-cash impairments, partially offset by a decrease in operating lease payments of $21.3 million. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows used in investing activities for the years ended December 31, 2021, 2020, and 2019 were $272.4 million, $74.2 million and $24.2 million, respectively. The increase in cash used in investing activities of $198.2 million from 2021 to 2020 is primarily attributable to increased investments in new businesses including Paysafe, Alight and Sightline, and decreased proceeds from sales of Ceridian stock, partially offset by increased distributions from unconsolidated affiliates and a partial sale of D&B shares. The increase in cash used in investing activities of $50.0 million from 2020 to 2019 is primarily attributable to an increase in new investments in unconsolidated investments, including our investments in AmeriLife, Optimal Blue and in a private placement associated with D&B's IPO, partially offset by an increase in proceeds from sales of Ceridian stock in 2020 compared to 2019.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $13.7 million, $22.3 million and $28.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. Capital expenditures in in all years primarily consisted of purchases of property and equipment in our Restaurant Group segment and property improvements at our real estate operations. Expenditures in 2020 also include the Company's purchase of our corporate headquarters for $9.3 million.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the years ended December 31, 2021, 2020, and 2019 were $(190.4) million, $379.1 million and $319.1 million, respectively. The decrease in cash provided by (increase in cash used in) financing activities of $569.5 million from 2021 compared to 2020 is primarily attributable to proceeds from our equity offering in 2020 and increased purchases of treasury stock in 2021. The increase in cash provided by financing activities of $60.0 million from 2020 compared to 2019 is primarily attributable to $455.0 million of net proceeds from our equity offering in 2020 compared to $236.0 million from our 2019 equity offering, partially offset by a net decrease in debt proceeds net of service payments of $140.1 million in 2020 compared to 2019, and a $9.5 million increase in cash paid for purchases of Treasury stock in 2020 compared to 2019.
Financing Arrangements. For a description of our historical financing arrangements see Note K to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Contractual Obligations. Our long term contractual obligations generally include our credit agreements and debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.
See Note B to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our leasing arrangements.

Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,569.9 million as of December 31, 2021.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2021 to determine the amount of the obligations.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations that are accounted for as failed sale and leaseback transactions.
     As of December 31, 2021, our required annual payments relating to these contractual obligations were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total

Unconditional purchase obligations	$94.3	$8.6	$6.4	$6.3	$6.4	$0.8	$122.8
Operating lease payments	36.1	32.9	25.1	22.1	20.2	132.6	269.0
Notes payable	2.2	0.8	1.1	0.8	10.6	1.6	17.1
Management fees payable to Manager	38.5	38.5	32.1	—	—	—	109.1
Restaurant Group financing obligations	3.3	3.4	3.4	3.4	3.5	24.2	41.2
Total	$174.4	$84.2	$68.1	$32.6	$40.7	$159.2	$559.2
Capital Stock Transactions. For information on our 2019 Repurchase Program and 2021 Repurchase Program, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
Equity Price Risk
We are exposed to market price fluctuations associated with the Company's equity securities holdings. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2021, we held $1,045.1 million in equity securities which are recorded at fair value. The carrying values of investments subject to equity price risks are directly derived from, or valued in part using, quoted market prices. See Note C to our Consolidated Financial Statements for further discussion of our fair value measurements for equity securities. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our equity securities. At December 31, 2021, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $209.0 million
Commodity Price Risk
In our Restaurant Group segment, we are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact the food and beverage costs incurred in our Restaurant Group segment. While our Restaurant Group companies have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and have entered into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately incorporate changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Deloitte & Touche, LLP, Las Vegas, NV Auditor Firm ID: 34)	45
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	46
Consolidated Balance Sheets as of December 31, 2021 and 2020	48
Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019	49
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2021, 2020, and 2019	50
Consolidated Statements of Equity for the years ended December 31, 2021, 2020, and 2019	51
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	52
Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the consolidated financial statements of Dun and Bradstreet Holdings, Inc. (“Dun & Bradstreet”), the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Dun & Bradstreet of $595.0 million and $653.2 million as of December 31, 2021 and 2020, respectively, and its equity in losses in Dun & Bradstreet of $13.5 million, $46.8 million and $132.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dun & Bradstreet, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Investments in Unconsolidated Affiliates in Paysafe and Alight — Refer to Notes A and D to the financial statements
Critical Audit Matter Description
As of December 31, 2021, the Company owns directly and indirectly approximately 8.3% and 10.0% of the outstanding common equity of Paysafe Limited (“Paysafe”) and Alight, Inc. (“Alight”), respectively. The Company funded its investments in Paysafe and Alight on March 30, 2021 and July 2, 2021, respectively, pursuant to subscription and forward purchase agreements which were previously accounted for under ASC 321, Investments – Equity Securities. As of December 31, 2021, the carrying value of the Company’s investments in unconsolidated affiliates recorded using the equity method of accounting in Paysafe and Alight was $431.1 million and $505.0 million, respectively.

The Company concluded that it can exert significant influence over Paysafe and Alight: a) through the Company’s direct and indirect ownership interests; b) because certain of the Company’s senior management and directors serve on the board of directors; and c) because the Company is party to agreements with other of its equity investors pursuant to which they have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe and Alight.
Additionally, on an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-temporarily below the recorded book value of the investment. As of September 30, 2021, the fair value of the Company’s investment in Paysafe based on quoted market prices was $418.8 million and the book value of the Company’s investment in Paysafe was $810.6 million prior to any impairment. Due to significant impairments recorded by Paysafe to its intangible assets in the three-months ended September 30, 2021 and the quantum of the decrease in the fair market value of the investment, management determined the decrease in value of the Company’s investment in Paysafe was other-than-temporary. Accordingly, the Company recorded an impairment of $391.8 million in the three-months ended September 30, 2021 which is included in Recognized (losses) gains, net, on the Consolidated Statement of Operations for the year ended December 31, 2021.
We identified the determination of whether the Company has the ability to exert significant influence over Paysafe and Alight and the subsequent other-than-temporary impairment of the Paysafe investment as a critical audit matter. The determination of whether the Company has the ability to exert significant influence and whether an investment in an unconsolidated affiliate is other-than-temporarily impaired pursuant to ASC 323, Investments – Equity Method and Joint Ventures, involved challenging, subjective, and complex judgments. Therefore, auditing these significant judgments, involved a higher degree of auditor judgment and subjectivity, including the involvement of specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Company’s determination of whether the Company has the ability to exert significant influence over Paysafe and Alight and whether the Paysafe investment was other-than-temporarily impaired included the following:
•We tested the effectiveness of controls over: 1) management’s determination of whether the Company can exert significant influence over Paysafe and Alight and 2) whether the Paysafe investment was other-than-temporarily impaired.
•We inspected the underlying agreements and assessed the appropriateness of the Company’s application of the equity method of accounting for the Paysafe and Alight investments. With the assistance of technical accounting specialists, we evaluated the Company’s direct and indirect ownership interests in Paysafe and Alight, the Company’s senior management and directors that serve on the Paysafe and Alight board of directors, and the contractual rights the equity investors held around appointments to the Paysafe and Alight board of directors and the related judgments documented by management to determine that the Company has the ability to exert significant influence over Paysafe and Alight in conformity with accounting principles generally accepted in the United States of America.
•We evaluated the judgments documented by management to determine that the Company’s investment in Paysafe was other-than-temporarily impaired and the events and changes in circumstances was indicative of an other-than-temporary impairment in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 25, 2022

We have served as the Company’s auditor since 2017.

CANNAE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$85.8	$724.7
Fixed maturity securities available for sale, at fair value	—	35.2
Other current assets	35.8	84.3
Total current assets	121.6	844.2
Equity securities, at fair value	1,045.1	1,799.1
Investments in unconsolidated affiliates	2,261.3	1,453.0
Lease assets	172.0	202.3
Property and equipment, net	100.6	145.8
Other intangible assets, net	26.9	51.8
Goodwill	53.4	53.4
Other long term investments and noncurrent assets	108.7	63.8
Total assets	$3,889.6	$4,613.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$105.6	$93.2
Lease liabilities, current	23.8	26.2
Income taxes payable	24.7	47.4
Deferred revenue	23.1	23.9
Notes payable, current	2.3	11.3
Total current liabilities	179.5	202.0
Deferred tax liabilities	143.8	325.3
Lease liabilities, long-term	166.1	195.6
Notes payable, long-term	14.1	52.2
Accounts payable and other accrued liabilities, long-term	45.0	53.1
Total liabilities	548.5	828.2
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2021 and December 31, 2020; issued of 92,460,514 and 92,391,965 shares as of December 31, 2021 and December 31, 2020, respectively; and outstanding of 86,886,034 and 91,651,257 shares as of December 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2021 and December 31, 2020	—	—
Retained earnings	1,642.8	1,929.8
Additional paid-in capital	1,888.3	1,875.8
Less: Treasury stock, 5,574,480 and 740,708 shares as of December 31, 2021 and December 31, 2020, respectively, at cost	(188.6)	(21.1)
Accumulated other comprehensive loss	(7.2)	(4.9)
Total Cannae shareholders' equity	3,335.3	3,779.6
Noncontrolling interests	5.8	5.6
Total equity	3,341.1	3,785.2
Total liabilities and equity	$3,889.6	$4,613.4

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Restaurant revenue	$704.7	$559.7	$1,043.3
Other operating revenue	37.5	26.0	26.7
Total operating revenues	742.2	585.7	1,070.0
Operating expenses:
Cost of restaurant revenue	617.4	524.3	912.8
Personnel costs	80.1	94.8	90.3
Depreciation and amortization	26.6	30.7	40.7
Other operating expenses, including asset impairments	151.6	116.6	133.4
Goodwill impairment	—	7.8	10.4
Total operating expenses	875.7	774.2	1,187.6
Operating loss	(133.5)	(188.5)	(117.6)
Other income (expense):
Interest, investment and other income	21.1	17.2	15.6
Interest expense	(9.8)	(9.0)	(17.8)
Recognized (losses) gains, net	(310.8)	2,362.2	357.7
Total other (expense) income	(299.5)	2,370.4	355.5
(Loss) earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	(433.0)	2,181.9	237.9
Income tax (benefit) expense	(74.0)	481.2	24.2
(Loss) earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	(359.0)	1,700.7	213.7
Equity in earnings (losses) of unconsolidated affiliates	72.6	59.1	(115.1)
(Loss) earnings from continuing operations	(286.4)	1,759.8	98.6
Net loss from discontinued operations, net of tax - see Note N	—	—	(51.8)
Net (loss) earnings	(286.4)	1,759.8	46.8
Less: Net earnings (loss) attributable to non-controlling interests	0.6	(26.4)	(30.5)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(287.0)	$1,786.2	$77.3

Amounts attributable to Cannae Holdings, Inc. common shareholders
Net (loss) earnings from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(287.0)	$1,786.2	$127.6
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	—	(50.3)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(287.0)	$1,786.2	$77.3
Earnings per share
Basic
Net (loss) earnings per share from continuing operations	$(3.19)	$20.84	$1.77
Net loss per share from discontinued operations	—	—	(0.70)
Net (loss) earnings per share	$(3.19)	$20.84	$1.07
Diluted
Net (loss) earnings per share from continuing operations	$(3.19)	$20.79	$1.76
Net loss per share from discontinued operations	—	—	(0.69)
Net (loss) earnings per share	$(3.19)	$20.79	$1.07

Weighted average shares outstanding Cannae Holdings common stock, basic basis	90.1	85.7	72.2
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	90.1	85.9	72.4
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net (loss) earnings	$(286.4)	$1,759.8	$46.8
Other comprehensive (loss) earnings, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	0.6	10.7	0.1
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	5.7	(15.9)	7.1
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (3)	2.2	46.2	19.1
Reclassification of unrealized gains on investments and other financial instruments, net of tax, included in net earnings (4)	(10.8)	—	—
Other comprehensive (loss) earnings	(2.3)	41.0	26.3
Comprehensive (loss) earnings	(288.7)	1,800.8	73.1
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	0.6	(26.4)	(30.5)
Comprehensive (loss) earnings attributable to Cannae	$(289.3)	$1,827.2	$103.6

(1)Net of income tax expense of $0.1 million, $2.9 million and less than $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Net of income tax expense (benefit) of $1.5 million, $(4.2) million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Net of income tax expense of $0.6 million, $12.3 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Net of income tax benefit of $2.9 million for the year ended December 31, 2021.
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$
	(in millions)
Balance, December 31, 2018	72.2	$—	$1,146.2	$45.8	$(67.2)	—	$(0.2)	$75.1	$1,199.7
Adjustment for cumulative effect of adoption of accounting standards by unconsolidated affiliates, net of tax	—	—	—	20.5	(5.0)	—	—	—	15.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	7.1	—	—	—	7.1
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	19.1	—	—	—	19.1
Proceeds from equity offering, net of offering costs	7.5	—	236.0	—	—	—	—	—	236.0
Dun & Bradstreet equity issuance costs	—	—	(1.4)	—	—	—	—	—	(1.4)
Treasury stock repurchases	—	—	—	—	—	0.2	(4.9)	—	(4.9)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation, consolidated subsidiaries	—	—	4.0	—	—	—	—	0.6	4.6
Contribution of CSA services from FNF	—	—	1.3	—	—	—	—	—	1.3
Stock-based compensation, unconsolidated affiliates	—	—	10.6	—	—	—	—	—	10.6
Deconsolidation of T-System	—	—	—	—	—	—	—	(2.9)	(2.9)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Net earnings (loss)	—	—	—	77.3	—	—	—	(30.5)	46.8
Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Restaurant Group Reorganization	—	—	6.8	—	—	—	—	(12.3)	(5.5)
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	10.7	—	—	—	10.7
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(15.9)	—	—	—	(15.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	46.2	—	—	—	46.2
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	4.2	—	—	—	—	—	4.2
Contribution of CSA services from FNF	—	—	1.2	—	—	—	—	—	1.2
Stock-based compensation, unconsolidated affiliates	—	—	11.9	—	—	—	—	—	11.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.8)	—	(0.8)
Net earnings (loss)	—	—	—	1,786.2	—	—	—	(26.4)	1,759.8
Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.6	—	—	—	0.6
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	5.7	—	—	—	5.7
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.8)	—	—	—	(10.8)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	2.2	—	—	—	2.2
Shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(0.2)	—	(0.2)
Treasury stock repurchases	—	—	—	—	—	4.8	(167.3)	—	(167.3)
Stock-based compensation, consolidated subsidiaries	—	—	2.4	—	—	—	—	—	2.4
Stock-based compensation, unconsolidated affiliates	—	—	10.1	—	—	—	—	—	10.1
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net (loss) earnings	—	—	—	(287.0)	—	—	—	0.6	(286.4)
Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
See Notes to Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net (loss) earnings	$(286.4)	$1,759.8	$46.8
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	26.4	30.7	54.5
Equity in (earnings) losses of unconsolidated affiliates	(72.6)	(59.1)	115.1
Distributions from investments in unconsolidated affiliates	23.7	128.4	2.0
Recognized losses (gains) and impairments of assets, net	309.2	(2,343.5)	(256.9)
Lease asset amortization	22.6	25.1	38.8
Stock-based compensation cost	2.4	4.2	4.6
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in other assets	27.7	(31.4)	(18.0)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(1.2)	26.0	8.4
Net decrease in lease liabilities	(23.9)	(28.3)	(46.9)
Net change in income taxes	(204.0)	374.2	(32.6)
Net cash used in operating activities	(176.1)	(113.9)	(84.2)
Cash flows from investing activities:
Proceeds from sales of Ceridian shares	400.8	721.0	477.9
Proceeds from sale of D&B shares	186.0	—	—
Distributions from investments in unconsolidated affiliates	298.1	48.3	1.0
Proceeds from the sale of investments in unconsolidated affiliates, equity securities and other investments	72.6	9.9	4.8
Proceeds from sales of VIBSQ, Legendary Baking and RCI	63.2	—	—
Proceeds from the sale of property and equipment	10.4	4.4	21.4
Collections of notes receivable	2.8	7.2	—
Cash acquired upon acquisition of Legendary Baking and VIBSQ - see Note I	—	8.6	—
Net proceeds from sales and maturities of short term investments	—	0.5	30.9
Cash proceeds from the contribution of T-System to CorroHealth, net of cash transferred	—	—	66.9
Investments in Paysafe, net of subscription fees earned	(514.7)	—	—
Investments in Alight, net of subscription fees earned	(446.3)	—	—
Investments in Sightline	(272.0)	—	—
Purchases of investments in unconsolidated affiliates and other investments	(43.6)	(324.5)	(75.7)
Additions to notes receivable	(18.6)	(37.3)	—
Additions to property and equipment and other intangible assets	(13.7)	(22.3)	(28.3)
Investments in Dun & Bradstreet, net of capitalized syndication fees	—	(200.0)	(526.1)
Investment in Optimal Blue	—	(289.0)	—
Cash deconsolidated at the inception of the Blue Ribbon Reorganization	—	(1.1)	—
Net other investing activities	2.6	0.1	3.0
Net cash used in investing activities	(272.4)	(74.2)	(24.2)
Cash flows from financing activities:
Borrowings, net of debt issuance costs	206.6	45.2	367.3
Debt service payments	(236.4)	(108.8)	(290.8)
Equity offering proceeds, net of capitalized costs	—	455.0	236.0
Sale of noncontrolling interest in consolidated subsidiary	—	3.7	—
Subsidiary distributions paid to noncontrolling interest shareholders	(0.2)	(0.8)	(0.9)
Proceeds from Restaurant Group sale and leaseback of corporate office, net of issuance costs	—	—	13.2
Payment for shares withheld for taxes and in treasury	(0.2)	(0.8)	(0.8)
Purchases of treasury stock	(160.2)	(14.4)	(4.9)
Net cash (used in) provided by financing activities	(190.4)	379.1	319.1
Net (decrease) increase in cash and cash equivalents	(638.9)	191.0	210.7
Cash and cash equivalents at beginning of period, including cash of discontinued operations	724.7	533.7	323.0
Cash and cash equivalents at end of period, including cash of discontinued operations	$85.8	$724.7	$533.7

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
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful majority and minority equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2021 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Alight, Inc. ("Alight"), Paysafe Limited ("Paysafe"), Sightline Payments Holdings, LLC ("Sightline" or "Sightline Payments"), Optimal Blue Holdco, LLC ("Optimal Blue") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); various other controlled portfolio companies and certain minority equity ownership interests.
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
Split-off of Cannae from FNF
On November 17, 2017, Fidelity National Financial, Inc. (“FNF”) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its portfolio of investments unrelated to its primary insurance and real estate operations, which included majority and minority equity ownership interests in a number of entities and certain fixed income investments. On November 20, 2017, Cannae common stock began “regular-way” trading on The New York Stock Exchange under the “CNNE” stock symbol.
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
The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Cannae and FNF with respect to and resulting from the Split-Off. The tax matters agreement provides for the allocation and indemnification of tax liabilities and benefits between FNF and Cannae and other agreements related to tax matters. The voting and registration rights agreements provide for certain appearance and voting restrictions and registration rights on shares of Cannae owned by FNF after consummation of the Split-Off. Pursuant to the corporate services agreement (the "CSA"), FNF has provided Cannae with certain "back office" services including legal, tax, accounting, treasury and investor relations support. Cannae will reimburse FNF for direct, out-of-pocket expenses incurred by FNF in providing these services.
On October 7, 2020, the Company entered into an Extension of Corporate Services Agreement (the “Extension”) with FNF. Pursuant to the Extension, the term of the CSA was extended for two years until November 17, 2022 (the “Extended Term”). During the Extended Term, FNF will provide certain corporate services to Cannae at FNF’s Standard Allocation (as defined in the CSA), plus 10%, and Cannae agrees to pay or reimburse FNF for any fees, costs or other expenses paid by FNF to third parties in connection with the corporate services. The CSA will automatically renew for successive one-year terms,

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

unless the parties mutually agree to terminate the CSA at least thirty days prior to the applicable termination date. No later than 30 days prior to such termination date, the parties shall negotiate mutually agreeable arm’s length terms for each additional one year term.
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
All intercompany profits, transactions and balances have been eliminated. Our ownership interests in non-majority-owned partnerships and affiliates are accounted for under the equity method of accounting or as equity securities. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statements of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.
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
In September 2021, we completed the sale of 1.0 million shares of common stock of Ceridian for proceeds of $100.0 million pursuant to the terms of a covered call agreement.
On October 21, 2021, we completed the sale of an additional 1.0 million shares of common stock of Ceridian pursuant to Rule 144. In connection with the sale, we received proceeds of $125.8 million in October 2021.
As of December 31, 2021, we owned 10.0 million shares of Ceridian common stock which represented approximately 6.6% of the outstanding common stock of Ceridian.
See Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.
In January 2022, we completed the sales of an additional 2.0 million shares of common stock of Ceridian pursuant to Rule 144. In connection with the sales, we received gross proceeds of $173.3 million in January 2022. As of the date of this Annual Report, we own 8.0 million shares of Ceridian common stock which represented approximately 5.3% of the outstanding common stock of Ceridian.
Dun & Bradstreet
On January 8, 2021, D&B completed its acquisition of Bisnode Business Information Group AB (the "Bisnode Acquisition"). In connection with the Bisnode Acquisition, D&B issued an additional 6.2 million shares of its common stock, which resulted in a decrease in our ownership interest in D&B from approximately 18.1% to approximately 17.7% and a non-cash gain of $18.6 million in the year ended December 31, 2021.
On June 28, 2021, we completed the sale of an aggregate of 8.5 million shares of common stock of D&B (the "D&B Share Sale") pursuant to Rule 144. In connection with the D&B Share Sale, we received aggregate proceeds of $186.0 million and

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recorded a gain of $111.1 million. As a result of the D&B Share Sale, we now own 68.1 million shares of D&B, which represents approximately 15.8% of its outstanding common stock as of December 31, 2021.
See Note D for further discussion of our accounting for our ownership interest in D&B.
On February 15, 2022, we received 21.8 million shares of D&B as partial consideration for our sale of Optimal Blue. Subsequently, we transferred 1.6 million of the shares received to our Manager as part of our carried interest paid related to the sale. See discussion under the header Optimal Blue below for further information. Following the receipt of these additional shares of D&B and payment of carried interest, we own 88.3 million shares of D&B which represents approximately 20.5% of its outstanding common stock.
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
During the quarter ended June 30, 2021, Cannae funded the following: (a) $250.0 million pursuant to the Alight Subscription Agreement, (b) $150.0 million pursuant to a previously announced forward purchase agreement with FTAC (the "FTAC FPA") entered into on May 8, 2020 and (c) $52.4 million for the purchase of 5.2 million shares of FTAC on the open market (the "Purchased Shares"). In July 2021, we sold 1.0 million of the Purchased Shares for aggregate proceeds of $10.3 million.
On July 2, 2021, FTAC completed the FTAC Alight Business Combination in accordance with the relevant business combination agreement. The combined company operates as Alight and is traded on the New York Stock Exchange ("NYSE") under the symbol ALIT. The FTAC Alight Business Combination was funded with the cash held in trust at FTAC, forward purchase commitments, PIPE commitments and equity of Alight.
For Cannae’s total net investment in Alight of $446.6 million, inclusive of our previous $4.5 million investment in the sponsor of FTAC (the "FTAC Sponsor") and net of the Purchased Shares sold, Cannae received 50,390,129 common shares and 5,000,000 warrants of Alight (the "Alight Warrants") and 3,026,666 LLC units of Alight's operating subsidiary with substantially the same terms as Alight's public warrants and indirectly held by the Company through its interest in the FTAC Sponsor. In connection with our participation in the PIPE and deal syndication, Cannae earned $6.1 million of fees which were deducted from the basis of our ownership interest in Alight.
On November 29, 2021, Alight announced the redemption of all of its outstanding warrants to purchase shares of the Alight’s Class A common stock. In accordance with the warrant agreement, upon delivery of the notice of redemption, the warrants could be exercised either for cash or on a cashless basis in exchange for common shares of Alight. We elected the cashless exercise and in December 2021 we received 1,300,000 shares of Alight's Class A Common Stock directly and 786,933 shares indirectly through our ownership interest in the FTAC Sponsor.
As of December 31, 2021, Cannae directly and indirectly through the FTAC Sponsor owns 52.5 million shares of Alight which represented approximately 10.0% of its outstanding common equity. We account for our direct ownership interest in common equity of Alight and ownership in the FTAC Sponsor as equity method investments.
See Note D for further discussion of our accounting for our ownership interest in Alight.
Paysafe
On March 30, 2021, Foley Trasimene Acquisition Corp. II ("FTAC II") completed its previously announced merger with Paysafe Limited ("Paysafe"), a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The combined company operates as Paysafe and is traded on the NYSE under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, PIPE commitments and equity of Paysafe.
In conjunction with the FTAC II Paysafe Merger, Cannae funded: (a) $350.0 million as part of our subscription to the PIPE (the "Paysafe Subscription Agreement" and collectively with the Alight Subscription Agreement the "Subscription Agreements") and (b) $150.0 million as part of our forward purchase agreement with FTAC II entered into on July 31, 2020 (the "FTAC II FPA"). For Cannae’s total investment in Paysafe of $504.7 million, inclusive of our previous investment in the sponsor of FTAC II ("FTAC II Sponsor"), Cannae received 54,294,395 common shares and 5,000,000 Paysafe warrants and

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3,134,067 LLC units of Paysafe's operating subsidiary with substantially the same terms as Paysafe's public warrants (collectively, the "Paysafe Warrants"). In connection with our participation in the PIPE, Paysafe paid Cannae a fee of $5.6 million as described in the agreement and plan of merger dated December 7, 2020, which was deducted from the basis of our ownership interest.
In September 2021, the sponsor of FTAC II distributed all of its interest in Paysafe to its limited partners. As a result, Cannae now directly holds all of its interest in common equity of Paysafe and Paysafe Warrants.
In December of 2021, Cannae purchased 5.7 million shares of Paysafe on the open market for $22.4 million.
As of December 31, 2021, Cannae directly owns 59.8 million shares which represented approximately 8.3% of the outstanding common equity of Paysafe. We account for our ownership of the common equity of Paysafe under the equity method of accounting and the Paysafe Warrants as a derivative.
See Notes C and D for further discussion of our accounting for our ownership interest in common equity and warrants of Paysafe.
Optimal Blue
On February 15, 2022, we completed the disposition of our ownership interests in Optimal Blue to Black Knight, Inc. (“Black Knight”) and its subsidiaries (the “Optimal Blue Disposition”), pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, Cannae received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of Dun & Bradstreet. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue.
Forward Purchases of Equity of Special Purpose Acquisition Companies
On February 25, 2021, we entered into a forward purchase agreement (the "AAI FPA") with Austerlitz Acquisition Corporation I (“AAI”), a special purpose acquisition company ("SPAC") whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "AAI Initial Business Combination"). AAI is co-sponsored by entities affiliated with the chairman of our Board of Directors ("Board"), William P. Foley II. Additionally, Cannae invested $1.6 million in the sponsor of AAI for a 10% indirect economic interest in the founder shares and warrants held by the sponsor. The AAI FPA was contingent upon the closing of the AAI Initial Business Combination.
On May 10, 2021, AAI entered into a Business Combination Agreement (the “WIL Business Combination Agreement”) by and among AAI, Wave Merger Sub Limited, an exempted company incorporated in Bermuda and a direct, wholly owned subsidiary of AAI (“Merger Sub”), and Wynn Interactive Ltd., an exempted company incorporated in Bermuda (“WIL”).
In connection with the signing of the WIL Business Combination Agreement, we and AAI terminated the AAI FPA, and we entered into a backstop facility agreement (the "WIL Backstop Agreement") whereby we agreed, subject to the other terms and conditions included therein, to subscribe for AAI Class A Ordinary Shares in order to fund redemptions by shareholders of AAI in connection with the WIL Business Combination Agreement, in an amount of up to $690.0 million (the "WIL Backstop Subscription"), in consideration for a placement fee of $3.5 million.
On November 11, 2021, we and AAI entered into a mutual termination agreement (the "Mutual Termination Agreement") to terminate the WIL Business Combination Agreement. In conjunction with the Mutual Termination Agreement, AAI received $5.0 million as reimbursement for out-of-pocket expenses. As a result of the termination of the WIL Business Combination Agreement, both the Backstop Agreement and the Amended and Restated Sponsor Agreement were automatically terminated.
On February 25, 2021, we entered into a forward purchase agreement (the "AAII FPA") with Austerlitz Acquisition Corp. II ("AAII"), a SPAC whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "AAII Initial Business Combination"). AAII is co-sponsored by entities affiliated with William P. Foley II. Under the AAII FPA, we agreed to purchase an aggregate of 12,500,000 shares of AAII’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of AAII's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the AAII Initial Business Combination. Additionally, Cannae directly invested $29.6 million for a 20% indirect economic interest in the founder shares held by the sponsor and a direct interest in 19,733,333 private placement warrants of AAII (the "AAII Warrants") at the initial public offering. The AAII FPA is contingent upon the closing of the AAII Initial Business Combination.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On June 5, 2020, we entered into a forward purchase agreement (the "Trebia FPA") with Trebia Acquisition Corp. ("Trebia"), a SPAC incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Trebia Initial Business Combination"). Trebia is co-sponsored by entities affiliated with the chairman and a member of our Board, William P. Foley II and Frank R. Martire, respectively.
On June 28, 2021, Trebia entered into a business combination agreement by and among Trebia, S1 Holdco LLC, a Delaware limited liability company ("S1 Holdco"), System1 SS Protect Holdings, Inc., a Delaware corporation ("Protected"), and the other parties named therein (the "Trebia S1 Business Combination Agreement"). The Trebia S1 Business Combination Agreement provides for, among other things, the consummation of certain transactions whereby each of (i) System1, LLC, a Delaware limited liability company and the current operating subsidiary of S1 Holdco, and (ii) Protected.net Group Limited, a private limited company organized under the laws of the United Kingdom and the current operating subsidiary of Protected, will become subsidiaries of Trebia (the "Trebia S1 Business Combination").
In connection with the signing of the Trebia S1 Business Combination Agreement, we and Trebia terminated the Trebia FPA, and we entered into a backstop facility agreement (the "S1 Backstop Agreement" and together with the WIL Backstop Agreement, the "Backstop Agreements") whereby we agreed, subject to the other terms and conditions included therein, to subscribe for Trebia Class A Common Stock in order to fund redemptions by shareholders of Trebia in connection with the Business Combination, in an amount of up to $200.0 million (the "S1 Backstop Subscription"). In connection with Cannae’s entry into the S1 Backstop Agreement, the sponsors of Trebia have agreed to forfeit up to 1,275,510 Trebia Class B Ordinary Shares (and Trebia has agreed to issue to Cannae a number of shares of Trebia Class A Common Stock equal to such forfeiture) as consideration in the event that the S1 Backstop Subscription is drawn due to redemptions.
On January 10, 2022, we entered into an amendment to the S1 Backstop Agreement pursuant to which our commitment to fund redemptions increased from $200.0 million to $250.0 million. Also on January 10, 2022, we entered into an amended and restated sponsor agreement with the sponsors or Trebia pursuant to which Trebia will forfeit up to an additional 1,352,941 Class B Ordinary Shares to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A Common Stock in connection with, and based upon the extent of, Cannae’s obligation with respect to the increase in our backstop commitment.
On January 27, 2022, the Trebia System1 Business Combination was completed and System1 merged with and into Trebia, with System1, Inc. ("System1") as the surviving corporation. Beginning on January 28, 2022, System1’s common stock began trading on the NYSE under the ticker symbol “SST.” Upon the completion of the Trebia System1 Business Combination, Cannae has invested a total of $248.3 million in System1, directly and indirectly owns 28.2 million of System1 common shares and 1.2 million warrants to purchase SST common shares. As a result, Cannae has an approximate 26% ownership of System1.
Refer to Note C and G for further discussion of our accounting for the AAII FPA, the AAII Warrants and the S1 Backstop Agreement.
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
In November 2021, QOMPLX converted all of its outstanding convertible notes into preferred stock and redeemed $7.5 million of such preferred stock held by Cannae. As a result, Cannae holds approximately 14.5 million shares of preferred stock of QOMPLX representing approximately 19.3% of QOMPLX’s outstanding equity.
Restaurant Group
During the year ended December 31, 2021, we commenced a plan to sell or dispose of the assets of Legendary Baking Holdings I, LLC ("Legendary Baking") and VIBSQ Holdco, LLC ("VIBSQ") and their subsidiaries.
On June 24, 2021, we entered into a membership purchase agreement for the sale of certain net assets of VIBSQ and its subsidiaries for $13.5 million. On July 30, 2021, we closed on the sale of such VIBSQ net assets and recorded a loss of

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

$9.4 million, which is included in Recognized gains (losses), net on the Consolidated Statement of Operations for the year ended December 31, 2021.
On August 10, 2021, we entered into an asset purchase agreement for the sale of certain net assets of Legendary Baking and its subsidiaries for $6.1 million and we recorded a loss of $7.0 million as a result of classifying Legendary Baking as held for sale. On September 7, 2021, we closed on the sale and recorded an additional loss of $3.9 million. Both losses are included in Recognized gains (losses), net on the Consolidated Statement of Operations in the year ended December 31, 2021.
Subsequent to the transactions, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material involvement in Legendary Baking or VIBSQ.
Other Developments
Our Board authorized a three-year stock repurchase program (the "2021 Repurchase Program"), effective February 26, 2021, under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. We repurchased 4,828,168 shares of CNNE common stock during the year ended December 31, 2021 for approximately $167.3 million in the aggregate, or an average of $34.65 per share, pursuant to the three-year stock purchase program effective September 19, 2019 and the 2021 Repurchase Program.
On March 31, 2021, we closed on a $32.0 million acquisition of an ownership interest in Sightline Payments LLC ("Sightline"), a fintech company that enables cashless, mobile and omnichannel payment solutions for the gaming, lottery, sports betting, entertainment and hospitality businesses. On August 16, 2021, we acquired an additional $240.0 million of ownership interest in Sightline. Our total ownership interest represents 32.6% of the outstanding membership interests in Sightline at the time of the transaction and is accounted for using the equity method.
See Note C and D for further discussion of the Company's accounting for ownership interests in unconsolidated affiliates.
During the year ended December 31, 2021, we received distributions of $283.2 million from our joint venture (the "Senator JV") with affiliates of Senator Investment Group, LP. In 2020, we received an aggregate of $198.6 million of distributions from the Senator JV. Of the distributions received in 2020, $25.8 million represented the return of our deposit previously held by the Senator JV and the remainder resulted from the Senator JV's sales of CoreLogic, Inc. Using the cumulative earnings approach, $126.4 million of the distributions resulting from the Senator JV in the year ended December 31, 2020 are considered a return on our investment in the Senator JV and are classified as cash inflows from operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2020. We have no further material ownership interest in the Senator JV.
On May 21, 2021, Ceska zbrojovka Group SE (“CZG”) acquired 100% of the outstanding equity of Colt Holdings, LLC ("Colt"). In conjunction with the transaction, we received $37.3 million for our holdings of Colt corporate debt securities, including accrued interest thereon, $1.4 million for our equity in Colt and received $0.4 million of cash and $3.6 million of CZG equity securities for our holdings of Colt equity interests in October 2021. We recorded a gain of $20.3 million on the transaction, inclusive of $10.9 million (net of $2.9 million of deferred taxes) of gains reclassified from other comprehensive earnings. We have the opportunity to receive additional equity securities of CZG contingent on future operating results of Colt. Subsequent to the transaction, we have no further ownership interest in Colt debt or equity securities.
During the year ended December 31, 2021, we commenced a plan to sell Rock Creek Idaho Holdings, LLC ("RC"). On August 10, 2021, we entered into an asset purchase agreement for the sale of certain net assets of RC and its subsidiaries for $44.2 million, consisting of cash of $9.2 million, net of transaction costs, and a note receivable of $35.0 million. We recorded a gain of $18.9 million as a result of the sale, which is included in Recognized gains (losses), net on the Consolidated Statement of Operations for the year ended December 31, 2021. The chairman of our Board, William P. Foley II is a partner in the joint venture that purchased RC. The Company collected the full amount of the note receivable, plus interest, prior to December 31, 2021. Subsequent to the transaction, we have no further involvement in RC.
On October 14, 2021, Capital One Financial Corporation announced that it entered into a definitive agreement to purchase Triple Tree, LLC ("Triple Tree"), the investment banking subsidiary of Triple Tree Holdings, LLC ("TTH"). Cannae owns a 24.6% fully diluted interest in TTH. As a result of the sale, the two businesses comprising TTH became two separate organizations. TripleTree joined the Capital Markets group of Capital One Commercial Bank as a wholly owned subsidiary, operating under the current TripleTree brand. TTCP Management Services, LLC, continues as an independent, Minneapolis-based principal investor focused on healthcare technology and services. The transaction closed in November 2021 and we received $35.2 million of distributions from TTH related to the sale. On January 18, 2022, we received an additional distribution of $14.0 million.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash and Cash Equivalents
Highly liquid instruments, including money market instruments, purchased as part of cash management with original maturities of three months or less, and certain amounts in transit from credit and debit card processors, are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.
Investments
Equity securities include our investment in Ceridian and are carried at fair value.
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
Fair Value of Financial Instruments
The fair value of financial instruments presented in the Consolidated Financial Statements are estimates of the fair value at a specific point in time using available market information and appropriate valuation methodologies. Estimates that use unobservable inputs are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Note C for further details.
Distributions from Unconsolidated Affiliates
We classify distributions received from unconsolidated affiliates in our Consolidated Statements of Cash Flows using the cumulative earnings approach. Under the cumulative earnings approach, distributions are considered returns on investment and classified as cash inflows from operating activities unless the Company’s cumulative distributions from an investee received in prior periods exceed the cumulative equity in earnings of such investee. When cumulative distributions from an investee exceed cumulative equity in earnings of the investee, such excess is considered a return of investment and is classified as a cash inflow from investing activities.
Other Current Assets
Prepaid expenses and other current assets consist of trade receivables, inventory, prepaid operating expenses, the current portion of notes receivable, deposits and other miscellaneous current assets.
Trade receivables are primarily for the Restaurant Group and consist primarily of business to business gift card sales, insurance-related reimbursement, rebates, tenant improvement allowances, and billings to franchisees for royalties, initial and renewal fees, equipment sales and rent. Trade receivables are recorded net of an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses related to existing receivables. The carrying values reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Inventory primarily consists of food, beverages, packaging and supplies in our Restaurant Group segment and is stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for restaurant inventory and standard cost that approximates actual cost on a first in, first out basis for the bakery operations.
Other Long Term Investments and Non-Current Assets
Other long-term investments consist mainly of investments in equity securities without a readily determinable fair value. See Note D for further discussion of our accounting for equity securities without a readily determinable fair value.
Other non-current assets also includes notes receivable from third-parties and other miscellaneous non-current assets.
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
For the year ended December 31, 2021, we did not have any impairment of goodwill.
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
Trademarks and tradenames were generally considered intangible assets with indefinite lives and reviewed for impairment at least annually. In conjunction with our annual testing for impairment of tradenames during the fourth quarter of 2020 and in light of the deteriorating operating environment for restaurants, we changed our estimate of the useful lives of our tradenames

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

for all of our restaurant brands from indefinite to fifteen years. The impact of such change on the Company's consolidated income is not considered material.
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
Property and equipment are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $0.2 million, $3.5 million, and $6.6 million of impairment expense related to Property and equipment in our Restaurant Group segment in the years ended December 31, 2021, 2020 and 2019, respectively, which is recorded within Other operating expenses, including asset impairments, on our Consolidated Statements of Operations for the years then ended.
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2021, our Restaurant Group companies were committed under letters of credit totaling $10.8 million issued primarily in connection with casualty insurance programs.
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
Revenue Recognition
Refer to Note O.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2021, 2020, and 2019, the Company incurred $16.0 million, $15.7 million, and $30.0 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated Statements of Operations.
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
Changes in the balance of other comprehensive earnings by component are as follows:

	Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2019	$(0.5)	$(45.4)	$(45.9)
Other comprehensive earnings (loss)	10.7	(15.9)	(5.2)
Reclassification adjustments	—	46.2	46.2
Balance December 31, 2020	$10.2	$(15.1)	$(4.9)
Other comprehensive earnings	0.6	5.7	6.3
Reclassification adjustments	(10.8)	2.2	(8.6)
Balance December 31, 2021	$—	$(7.2)	$(7.2)
Stock-Based Compensation Plans
Stock-based compensation expense includes restricted stock awards granted in Cannae common stock to directors and certain members of management. We account for stock-based compensation plans using the fair value method. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date, using quoted market prices of the underlying stock, and recognized over the service period.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the year ended December 31, 2021, 0.1 million shares of unvested restricted stock were excluded from diluted earnings per share because including such shares would be anti-dilutive. For the years ended December 31, 2020 and 2019, no antidilutive shares were outstanding.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note B.         Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2021 and 2020.
Our material operating leases range in term from one year to nineteen years. As of December 31, 2021 and 2020, the weighted-average remaining lease term of our operating leases was approximately ten years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our operating lease agreements do not contain any material buyout options, residual value guarantees or restrictive covenants.
Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We include options to renew, not to exceed a total lease term of twenty years, in our measurement of right-of-use assets and lease liabilities when they are considered reasonably certain of exercise. We consider a lease reasonably certain for renewal when the duration of the lease extensions are in the foreseeable future and related to assets for which continued use is reasonably assured.
Excluding certain immaterial classes of leases in our Restaurant Group, we do not separate lease components from non-lease components for any of our right of use assets.
Our operating lease liabilities are determined by discounting future lease payments using a discount rate that represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of December 31, 2021 and 2020, the weighted-average discount rate used to determine our operating lease liabilities was 6.97% and 7.08%, respectively.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. Operating lease costs of $37.3 million, $43.2 million and $58.5 million are included in Cost of restaurant revenue on the Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.
During the years ended December 31, 2021, 2020 and 2019, we recorded impairment expense of $0.4 million, $1.5 million and $21.1 million, respectively, related to lease assets in our Restaurant Group, which is recorded within Other operating expenses on our Consolidated Statement of Operations.
We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2021 are as follows (in millions):

2022	$36.1
2023	32.9
2024	25.1
2025	22.1
2026	20.2
Thereafter	132.6
Total lease payments, undiscounted	$269.0
Less: discount	79.1
Total operating lease liability as of December 31, 2021, at present value	$189.9
Less: operating lease liability as of December 31, 2021, current	23.8
Operating lease liability as of December 31, 2021, long term	$166.1

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
AAII FPA	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
S1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total Assets	$1,050.0	$31.3	$0.5	$1,081.8

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
Corporate debt securities	$—	$—	$35.2	$35.2
Equity securities:
Ceridian	1,491.8	—	—	1,491.8
FTAC FPA and FTAC II FPA	—	—	136.1	136.1
Paysafe Subscription Agreement	—	—	169.6	169.6
Other	1.6	—	—	1.6
Total assets	$1,493.4	$—	$340.9	$1,834.3
AAII FPA
The AAII FPA is accounted for at fair value pursuant to Accounting Standards Codification ("ASC") Topic 321 Investment - Equity Securities. We utilized a Monte Carlo Simulation in determining the fair value of this agreement, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The value of the agreement is then calculated as the difference between the future simulated price and the fixed purchase price for the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

underlying security to be purchased. The primary unobservable input utilized in determining the fair value of the AAII FPA is the probability of consummation of the business combinations of each underlying transaction. The probability assigned to the consummation of the AAII Initial Business Combination was 80%. Determination of such probability is based on a hybrid approach which considers observed success rates of business combinations for SPACs, the sponsor of AAII's track record for consummating similar transactions and the current market for SPAC transactions. Based on the total fair value of the AAII FPA as of December 31, 2021, changes in the probability utilized will not result in a change in fair value that is significant or material to the Company's financial position or results of operations.
AAII Warrants
The AAII Warrants are accounted for at fair value pursuant to ASC Topic 815 Derivatives and Hedging. These private placement warrants are valued using the trading price of AAII's publicly traded warrants (NYSE: ASZ-WT) and are considered a Level 2 fair value measurement.
S1 Backstop Agreement
The S1 Backstop Agreement is considered a written option and accounted for at fair value. We utilized a Black-Scholes option pricing formula to determine the fair value of the S1 Backstop Agreement, which is considered to be a Level 2 fair value measurement. The value is calculated based on the common stock price of Trebia, the amount of time the S1 Backstop Agreement is expected to be outstanding, risk free rates and the volatility of the underlying common stock of Trebia.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis.

	Year Ended December 31, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Net valuation (loss) gain included in earnings (1)	—	(24.2)	7.7	(8.9)	(25.4)
Reclassification to investments in unconsolidated affiliates and Warrants	—	(111.4)	(177.3)	—	(288.7)
Purchase of AAII Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Transfers to Level 2	—	—	—	(20.7)	(20.7)
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$0.5	$—	$—	$0.5

	Year Ended December 31, 2020
	Corporate debt	Forward Purchase	Subscription
	securities	Agreements	Agreements	Total

Fair value, beginning of period	$19.2	$—	$—	$19.2
Paid-in-kind dividends	1.3	—	—	1.3
Net valuation gain included in earnings (1)	—	136.1	169.6	305.7
Net valuation gain included in other comprehensive earnings (2)	14.7	—	—	14.7
Fair value, end of period	$35.2	$136.1	$169.6	$340.9
___________________________________
(1) Included in Recognized gains and (losses), net on the Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated Statements of Comprehensive Earnings (Loss)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. We transferred the AAII Warrants from Level 3 to Level 2 in the year ended December 31, 2021 as the price of AAII's publicly traded warrants became available.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 relate to fixed maturity securities considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K.
Note D.        Investments
Equity Securities
Gains (losses) on equity securities included in Recognized losses (gains), net on the Consolidated Statements of Operations consisted of the following for the years ended December 31, 2021 and 2020 (in millions):

	Year ended December 31,
	2021	2020
Net (losses) gains recognized during the period on equity securities	$(52.8)	$1,991.0
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	(32.3)	410.2
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(20.5)	$1,580.8
We recorded no gains or losses on equity securities for the year ended December 31, 2019.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2021 and 2020 consisted of the following (in millions):

	Ownership at December 31, 2021	2021	2020
Dun & Bradstreet	15.8%	$595.0	$653.2
Alight/FTAC Sponsor (1)	10.0%	505.0	—
Paysafe	8.3%	431.1	—
Optimal Blue	20.0%	267.7	279.8
AmeriLife	19.8%	112.7	121.1
Sightline	32.6%	269.5	—
Other	various	80.3	398.9
Total		$2,261.3	$1,453.0
_____________________________________
(1) Represents both the Company's direct interest in Alight and indirect interest in Alight held through our interest in the FTAC Sponsor.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Equity in earnings (losses) of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year ended December 31,
	2021	2020	2019
Dun & Bradstreet	$(13.5)	$(46.8)	$(132.8)
Paysafe/FTAC II Sponsor	53.3	—	—
Alight/FTAC Sponsor	38.2	—	—
Ceridian (1)	—	1.5	16.4
Optimal Blue	(13.8)	(9.4)	—
Senator JV	(1.2)	—	—
AmeriLife	(8.7)	(4.0)	—
Sightline	(2.4)	—	—
Other	20.7	117.8	1.3
Total	$72.6	$59.1	$(115.1)
_____________________________________
(1) The amount for the year ended December 31, 2020 represents the Company's equity in earnings of Ceridian in the three months ended March 31, 2020 prior to the change in accounting for the investment beginning March 31, 2020.
Dun & Bradstreet
Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was approximately $1.4 billion as of December 31, 2021.
As of December 31, 2021, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but account for our ownership interest under the equity method of accounting because we exert significant influence: (a) through our 15.8% ownership, (2) because certain of our senior management and directors serve on D&B's board of directors, and (3) because we are party to an agreement with other of its equity sponsors pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
Effective January 1, 2021, D&B made a change in accounting principle related to removal of lag accounting for its international operations that they believe to be preferable. The change in accounting policy was applied retrospectively by D&B. The impact of this change in accounting principle did not have a material impact to our results of operations or financial condition and was applied to our current period accounting for our ownership interest in D&B.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for Dun & Bradstreet and Star Parent, L.P. ("Star Parent"), the former parent of D&B through which we acquired our ownership interest prior to D&B's initial public offering, for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We acquired our initial interest in Star Parent on February 8, 2019. The results of operations for the year ended December 31, 2019 presented below represent Star Parent's results of operations subsequent to our acquisition.

	December 31, 2021	December 31, 2020
	(In millions)
Total current assets	$718.0	$874.4
Goodwill and other intangible assets, net	8,317.8	7,672.7
Other noncurrent assets	961.4	673.2
Total assets	$9,997.2	$9,220.3

Current liabilities	$1,004.9	$828.1
Long-term debt	3,716.7	3,255.8
Other non-current liabilities	1,530.3	1,552.5
Total liabilities	6,251.9	5,636.4
Noncontrolling interest	64.1	58.3
Total equity	3,745.3	3,583.9
Total liabilities and equity	$9,997.2	$9,220.3

	Year ended December 31,		For the period from February 8, 2019 to December 31, 2019
	2021	2020
	(In millions)
Total revenues	$2,165.6	$1,738.7	$1,413.9
Loss before income taxes	(45.2)	(226.4)	(540.0)
Net loss	(65.9)	(111.6)	(425.8)
Dividends attributable to preferred equity and noncontrolling interest expense	(5.8)	(69.0)	(120.5)
Net loss attributable to Dun & Bradstreet and Star Parent	(71.7)	(180.6)	(546.3)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Optimal Blue
On September 15, 2020, we closed on the acquisition of our ownership interest in Optimal Blue. Summarized financial information for Optimal Blue for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	December 31, 2021	December 31, 2020
	(In millions)
Total current assets	$73.3	$38.0
Goodwill and other intangible assets, net	1,711.0	1,831.3
Other assets	105.2	100.1
Total assets	$1,889.5	$1,969.4

Current liabilities	$33.4	$28.9
Long-term debt	494.0	493.0
Other non-current liabilities	80.9	105.0
Total liabilities	608.3	626.9
Redeemable member's interest	1,188.8	578.0
Additional paid-in capital	210.8	813.0
Retained deficit	(118.4)	(48.5)
Total members' equity	92.4	764.5
Total liabilities, redeemable member's interest and equity	$1,889.5	$1,969.4

	Year ended December 31, 2021	For the period from September 15, 2020 to December 31, 2020
	(In millions)
Total revenues	$180.6	$45.4
Operating loss	(50.1)	(38.1)
Net loss	(69.9)	(45.9)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Paysafe
Based on quoted market prices, the aggregate value of our ownership of Paysafe common stock was $233.7 million as of December 31, 2021.
Due to significant impairments recorded by Paysafe to its intangible assets in the three months ended September 30, 2021 and the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition on March 30, 2021, management determined the decrease in value of our ownership interest in Paysafe was other-than-temporary as of September 30, 2021. Accordingly, we recorded an impairment of $391.8 million in the three months ended September 30, 2021 which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2021.
As of December 31, 2021, we hold less than 20% of the outstanding common equity of Paysafe but we account for our ownership interest under the equity method of accounting because we exert significant influence: (a) through our 8.3% direct ownership, (b) because certain of our senior management and directors serve on Paysafe's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Paysafe's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe.
As of the date of our initial acquisition of ownership interest in Paysafe, there was a $567.8 million difference between the amount of our recorded direct equity ownership interest in Paysafe and the amount of the Company's ratable portion of the underlying equity in net assets of Paysafe. In the third quarter of 2021, the sponsor of FTAC II transferred its interest in Paysafe to its owners. As a result of the increase in our direct ownership interest in Paysafe, our basis difference was increased to $618.4 million. As a result of the impairment of our investment in the three months ended September 30, 2021, the basis difference was reduced to $224.3 million. We have evaluated the accounting treatment of such basis difference and allocated the entire remaining basis difference to equity method goodwill, which represents the excess of our basis difference over our equity in Paysafe’s net assets that are not attributable to their identifiable net assets.
We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net earnings for the year ended December 31, 2021 includes our equity in Paysafe’s losses for the period from March 30, 2021 through September 30, 2021. Summarized financial information for Paysafe for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

September 30, 2021
(In millions)
Total current assets	$1,825.9
Goodwill and other intangible assets, net	4,699.7
Other assets	67.5
Total assets	$6,593.1

Current liabilities	$1,623.6
Long-term debt	2,190.9
Other liabilities	172.6
Total liabilities	3,987.1
Noncontrolling interest	137.8
Total equity	2,606.0
Total liabilities and equity	$6,593.1

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For the period from March 31, 2021 to September 30, 2021
(In millions)
Total revenues	$737.9
Operating loss	(261.6)
Net loss	(140.3)
Net earnings attributable to noncontrolling interest	0.3
Net loss attributable to Paysafe	(140.6)
Alight
Based on quoted market prices, the aggregate value of our direct and indirect ownership of Alight common stock was $567.3 million as of December 31, 2021.
As of December 31, 2021, we hold less than 20% of the outstanding common equity of Alight but we account for our ownership interest under the equity method of accounting because we exert significant influence: (a) through our 10.0% direct and indirect ownership, (b) because certain of our senior management and directors serve on Alight's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Alight's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Alight.
As of July 2, 2021, there was a $102.1 million difference between the amount of our recorded ownership interest in Alight and the amount of the Company's ratable portion of the underlying equity in net assets of Alight. We have evaluated the accounting treatment of such basis difference and allocated the entire basis difference to equity method goodwill, which represents the excess of our basis difference over our equity in Alight’s net assets that are not attributable to their identifiable net assets.
We report our equity in earnings or loss of Alight on a three-month lag and we acquired our ownership interest on July 2, 2021. Accordingly, our net earnings for the year ended December 31, 2021 includes our equity in Alight’s earnings for the period from July 2, 2021 through September 30, 2021. Summarized financial information for Alight for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

September 30, 2021
(In millions)
Total current assets	$2,914.0
Goodwill and other intangible assets, net	7,360.0
Other assets	683.0
Total assets	$10,957.0

Current liabilities	$2,148.0
Long-term debt	2,839.0
Other liabilities	1,292.0
Total liabilities	6,279.0
Noncontrolling interests	825.0
Total equity	4,678.0
Total liabilities and equity	$10,957.0

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For the period from July 2, 2021 through September 30, 2021
(In millions)
Total revenues	$690.0
Operating income	25.0
Net loss	(120.0)
Net loss attributable to noncontrolling interests	(13.0)
Net loss attributable to Alight	(107.0)

Sightline
On March 31, 2021, we closed on our initial $32.0 million acquisition interest in Sightline. On August 16, 2021, we acquired an additional $240.0 million of ownership interest in Sightline.
As of August 16, 2021, there was a $212.7 million difference between the amount of our recorded ownership interest in Sightline and the amount of the Company's ratable portion of the underlying equity in net assets of Sightline. We have evaluated the accounting treatment of such basis difference and allocated $132.1 million to customer relationships, $73.5 million to developed technology, $7.1 million to tradenames and the remaining basis difference to equity method goodwill, which represents the excess of our basis difference over our equity in Sightline’s net assets that are not attributable to their identifiable net assets. Customer relationships are amortized over ten years and developed technology and tradenames are amortized over five years. Amortization expense of $1.3 million is included in our equity in losses of Sightline for the period from April 1, 2021 through September 30, 2021.
We report our equity in earnings or loss of Sightline on a three-month lag and we acquired our initial ownership interest on March 31, 2021. Accordingly, our net earnings for the year ended December 31, 2021 includes our equity in Sightline’s net loss for the period from April 1, 2021 through September 30, 2021. Summarized financial information for Sightline for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

September 30, 2021
(In millions)
Total current assets	$49.3
Goodwill and other intangible assets, net	136.9
Other assets	0.6
Total assets	$186.8

Current liabilities	$7.8
Other liabilities	0.2
Total liabilities	8.0
Total equity	178.8
Total liabilities and equity	$186.8

For the period from April 1, 2021 through September 30, 2021
(In millions)
Total revenues	$22.9
Net loss	(11.6)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

AmeriLife
On March 18, 2020, we closed on the acquisition of our ownership in AmeriLife. Summarized financial information for AmeriLife Joint for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. We account for our ownership of AmeriLife under the equity method of accounting and report our equity in earnings or loss of AmeriLife on a three-month lag. Accordingly, our net earnings for the years ended December 31, 2021 and 2020 includes our equity in AmeriLife’s losses for the period from October 1, 2020 through September 30, 2021 and March 18, 2020 through September 30, 2020, respectively.

	September 30, 2021	September 30, 2020
	(In millions)
Total current assets	$108.3	$108.5
Goodwill and other intangible assets, net	1,646.1	1,370.4
Other assets	24.4	16.4
Total assets	$1,778.8	$1,495.3

Current liabilities	$78.2	$53.1
Long-term debt	856.5	645.2
Other non-current liabilities	24.7	14.7
Total liabilities	959.4	713.0
Member's equity	570.0	613.4
Noncontrolling interest - nonredeemable	249.4	168.9
Total member's equity	819.4	782.3
Total liabilities and member's equity	$1,778.8	$1,495.3

	For the year ended September 30, 2021	For the period from March 18, 2020 through September 30, 2020
	(In millions)
Total revenues	$548.1	$171.3
Operating income	35.2	9.5
Net loss	(13.7)	(10.1)
Income attributable to noncontrolling interests	31.2	8.3
Net loss attributable to AmeriLife	(44.9)	(18.4)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fixed Maturity Securities
As discussed in Note A, we received the full payment for the Colt corporate debt securities and as of December 31, 2021, we held no fixed maturity securities. The carrying amounts and fair values of our fixed maturity securities at December 31, 2020 are as follows:

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
During the years ended December 31, 2021 and 2020, we recorded no other-than-temporary impairment charges relating to corporate debt securities. During the year ended December 31, 2019, we incurred $0.4 million of other-than-temporary impairment charges relating to corporate debt securities, which is included in Recognized gains and losses, net on the Consolidated Statements of Operations. The impairments recorded relate to a corporate debt holding that had experienced a prolonged period of declining earnings and that were uncertain of our ability to recover our initial investment. The entire loss represents credit loss recognized in earnings and no portion of the loss was included in other comprehensive earnings.
Equity Security Investments Without Readily Determinable Fair Values
We account for our investment in preferred equity of QOMPLX and certain other investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2021 and 2020, we have $54.2 million and $30.0 million, respectively, recorded for our such investments, which is included in Other long term investments and noncurrent assets on our Consolidated Balance Sheets. We have not recorded any upward or downward adjustments to these investments due to impairments or price changes.
Note E.     Property and Equipment

Property and equipment consists of the following:
	December 31,
	2021	2020
	(In millions)
Furniture, fixtures and equipment	$101.8	$118.3
Leasehold improvements	125.6	129.6
Land	25.2	36.7
Buildings	26.5	40.9
Other	4.0	5.1
	283.1	330.6
Accumulated depreciation and amortization	(182.5)	(184.8)
	$100.6	$145.8
Depreciation expense on property and equipment was $22.5 million, $26.7 million, and $35.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note F.     Goodwill
Goodwill consists of the following:

	Restaurant Group	Corporate and Other	Total
	(in millions)
Balance, December 31, 2019	$66.1	$—	$66.1
Impairment	(7.8)	—	(7.8)
Deconsolidation of Blue Ribbon	(4.9)	—	(4.9)
Balance, December 31, 2020	$53.4	$—	$53.4
Balance, December 31, 2021	$53.4	$—	$53.4
Note G.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2021, 2020 and 2019, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2021 and 2020, of which we are not the primary beneficiary:

	2021		2020
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$4.5	$4.5	$299.7	$299.7
Paysafe Subscription Agreement	—	—	169.6	169.6
Forward Purchase Agreements	0.5	0.5	136.1	136.1
S1 Backstop Agreement	12.0	12.0	—	—
Investments in Unconsolidated Affiliates
As of December 31, 2021, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in the sponsors of FTAC, Trebia, AAI and AAII and funds that hold minority ownership interests primarily in healthcare-related entities. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
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
Forward Purchase and Backstop Agreements
In addition to the AAII FPA and S1 Backstop Agreement, the Company has ownership interests in the sponsors of Trebia, AAI and AAII, which are considered VIEs for which we are not the primary beneficiary and are included in Investments in unconsolidated affiliates. The assets and liabilities represented by the AAII FPA and S1 Backstop Agreement are accounted for

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

as investments in equity securities pursuant to ASC 321 or as written options. See Notes C and D for further information on our accounting for equity securities and written options.
Note H.      Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2021	2020
	(In millions)
Trademarks and tradenames	$24.1	$37.8
Software	13.8	13.5
Franchise rights	1.6	9.3
Customer relationships and contracts	5.2	5.2
	44.7	65.8
Accumulated amortization	(17.8)	(14.0)
	$26.9	$51.8
Amortization expense for amortizable intangible assets was $4.1 million, $4.0 million, and $4.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2021, is $3.7 million in 2022, $3.1 million in 2023, $2.3 million in 2024, $2.3 million in 2025 and $2.3 million in 2026.
Note I.     Acquisitions
On October 2, 2020, American Blue Ribbon Holdings, LLC ("Blue Ribbon") emerged from a reorganization under Chapter 11 of the United States Bankruptcy Code as a set of reorganized companies. We exchanged $15.5 million of the outstanding balance under a debtor-in-possession loan (the "DIP Loan") between us and Blue Ribbon for 100% of the assets and uncompromised liabilities of Legendary Baking and VIBSQ. The acquisition was accounted for as a business combination pursuant to ASC Topic 805.
The consideration transferred was determined as follows (in millions):

Notes receivable from Blue Ribbon	$34.0
Fair value of investment in Blue Ribbon immediately prior to its emergence from bankruptcy	15.2
Total consideration transferred	$49.2
All notes receivable by the Company from Blue Ribbon prior to its emergence from bankruptcy of $34.0 million, inclusive of the $15.5 million exchanged for the assets and uncompromised liabilities of Legendary Baking and VIBSQ, $12.0 million of the remaining balance outstanding under the DIP Loan and converted to an intercompany term loan with us, and $6.5 million provided to Blue Ribbon as exit financing and included in the closing term loan with us upon Blue Ribbon's emergence from bankruptcy, is part of the consideration transferred because subsequent to our acquisition of Legendary Baking and VIBSQ, the remaining balance outstanding eliminates in consolidation.
Our interest in Blue Ribbon during its bankruptcy proceedings was accounted for under the equity method of accounting. In conjunction with our acquisition of Legendary Baking and VIBSQ out of bankruptcy, we revalued our interest in Blue Ribbon to fair value, which resulted in a gain of $9.5 million and is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2020. The fair value was determined by performing a combination of discounted cash flow and market approaches. The assets acquired and liabilities assumed have been recorded based on our best estimates of their fair values as of the acquisition date.

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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note J.      Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current consist of the following:

	December 31,
	2021	2020
	(In millions)
Accrued payroll and employee benefits	$24.4	$21.5
Trade accounts payable	22.7	25.7
Accrued casualty self insurance expenses	8.7	11.5
Tax liabilities, excluding income taxes payable	7.9	9.9
Other accrued liabilities	41.9	24.6
	$105.6	$93.2
Accounts payable and other accrued liabilities, long term consist of the following:

	December 31,
	2021	2020
	(In millions)
Restaurant Group financing obligations	$29.5	$29.4
Other accrued liabilities	15.5	23.7
	$45.0	$53.1
Note K.     Notes Payable
Notes payable consists of the following:

	December 31,
	2021	2020
	(In millions)
2020 Margin Facility	$—	$—
Restaurant Revolver	—	—
FNF Revolver	—	—
99 Term Loan	—	16.8
99 Revolver	—	5.0
Brasada Interstate Loans	12.6	13.1
Other	3.8	28.6
Notes payable, total	$16.4	$63.5
Less: Notes payable, current	2.3	11.3
Notes payable, long term	$14.1	$52.2
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC (“Borrower 1”), an indirect wholly-owned special purpose subsidiary of the “Company, and Cannae Funding D, LLC (“Borrower 2” and, together with Borrower 1, the “Borrowers”), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the “2020 Margin Facility”) with the lenders from time to time party thereto and Royal Bank of Canada. The Company concurrently entered into a guaranty (the “Guaranty Agreement”) for the benefit of each of the lenders to the 2020 Margin Facility pro rata to their loan commitments, pursuant to which the Company absolutely, unconditionally and irrevocably guaranteed all of the Borrowers’ obligations under the 2020 Margin Facility for a period of up to one year after the later of (i) the conditions precedent to the obligations of the lenders under the Loan Agreement being met (the date when such conditions have been met, the “Closing Date”) or (ii) as relevant, additional collateral or additional loan commitments being provided. Under the 2020 Margin Facility, the Borrowers may initially borrow up to $100.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on the 36-month anniversary of the Closing Date. All outstanding amounts under the 2020 Margin Facility bear interest quarterly at a rate per annum equal to a three-month LIBOR rate plus an

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

applicable margin. Interest will be payable in kind unless the Borrowers elect to pay interest in cash or a cumulative cap is exceeded. The Borrowers’ obligations under the 2020 Margin Facility were initially secured by a first priority lien on (i) 6 million shares of common stock, par value $0.01 per share (the “Ceridian Common Stock”), of Ceridian, which the Company contributed to Borrower 1, and (ii) 19 million shares of common stock, par value $0.0001 per share (the “DNB Common Stock”), of D&B, which the Company contributed to Borrower 2. The Borrowers were also permitted, at their discretion, to post up to an additional 4 million shares of Ceridian Common Stock and/or 11 million shares of DNB Common Stock as collateral for the revolving loans from time to time after the Closing Date, subject to certain notice, guaranty, average daily trading volume and other requirements. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian Common Stock and DNB Common Stock). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian Common Stock and/or DNB Common Stock and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
On August 16, 2021, the Borrowers entered into an amendment agreement to the 2020 Margin Facility, which increased the borrowing capacity of the 2020 Margin Facility by an additional $100.0 million and resulted in the transfer of 16,000,000 additional shares of DNB Common Stock to Borrower 2 as collateral. On December 10, 2021, the Borrowers entered into a second amendment agreement to the 2020 Margin Facility, which increased the borrowing capacity by an additional $100.0 million and released 1 million shares of Ceridian Common Stock as collateral. As of December 31, 2021, the 2020 Margin Facility is secured by a first priority lien on 5 million shares of Ceridian Common Stock and the DNB Common Stock.
As of December 31, 2021, there was no outstanding balance and $300.0 million of capacity under the 2020 Margin Facility with an option to increase the total capacity to $500.0 million upon amendment.
On January 20, 2022, the Borrowers entered into a third amendment agreement to the 2020 Margin Facility, which added 1 million shares of Ceridian Common Stock as collateral, limited the collateral value of DNB Common Stock to 1.5 times that of the Ceridian Common Stock for purposes of calculating loan-to-value ratios, and increased the threshold price of Ceridian Common Stock and DNB Common Stock.
Restaurant Credit Facilities
On December 21, 2018, 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants entered into a credit agreement (the "99 Restaurants Credit Facility"), as amended from time to time, with Fifth Third Bank and other lenders thereto. The 99 Restaurants Credit Facility principally provided for: (i) a maximum revolving loan of $15.0 million (the “99 Revolver”) with a maturity date of December 21, 2023 and (ii) a maximum term loan of $37.0 million (the "99 Term Loan") with monthly installment repayments through November 30, 2023 and a maturity date of December 21, 2023 for the outstanding unpaid principal balance. The 99 Restaurants Credit Facility also allowed for 99 Restaurants LLC to request up to $5.0 million of letters of credit commitments and $2.5 million in swingline debt. On December 1, 2020, 99 Restaurants LLC entered into a waiver, consent and amendment to the 99 Restaurants Credit Facility pursuant to which the borrowing capacity under the 99 Revolver was permanently reduced by $7.5 million and certain financial covenants were waived, among other changes. The outstanding balance under the 99 Restaurants Credit Facility was paid off in its entirety on December 31, 2021 in conjunction with the execution of the 2021 Restaurants Credit Facility (defined below).
On December 31, 2021, 99 Restaurants, LLC and 99 West, LLC, both wholly-owned subsidiaries of 99 Restaurants, O'Charley's LLC, a wholly-owned subsidiary of O'Charley's and Restaurant Growth Services, LLC, a 65.4%-owned subsidiary of the Company (collectively, the "Restaurant Borrowers") entered into an amendment to the 99 Restaurants Credit Facility (the "2021 Restaurants Credit Facility"). The 2021 Restaurants Credit Facility principally provides for: (i) a revolving credit commitment of $25.0 million in the aggregate (the "Restaurant Revolver") and (ii) a subfacility for an aggregate of $15.0 million of letters of credit. The 2021 Restaurants Credit Facility matures on December 31, 2026. The 2021 Restaurants Credit Facility is secured by certain assets of the Restaurant Borrowers and their subsidiaries and contains customary covenants and events of default.
As of December 31, 2021, there are no outstanding borrowings and there is $25.0 million of aggregate borrowing capacity under the Restaurants Revolver.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Interstate Loans are secured by certain single-family residential lots that can be sold for construction, owned by NV Brasada, and certain other operating assets owned by NV Brasada. The Company does not provide any guaranty or stock pledge under the Interstate Credit Agreement.
As of December 31, 2021, the Acquisition Loan had $10.0 million outstanding and incurred interest at rates from 2.34% to 4.5% and the C Note had $2.0 million outstanding and incurred interest at 2.35%.
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
As of December 31, 2021, there was no outstanding balance and $100.0 million of available borrowing capacity under the FNF Revolver.

Gross principal maturities of notes payable at December 31, 2021 are as follows (in millions):
2022	$2.2
2023	0.8
2024	1.1
2025	0.8
2026	10.6
Thereafter	1.6
$17.1
At December 31, 2021, the carrying value of our outstanding notes payable approximate fair value. The revolving credit facilities are considered Level 2 financial liabilities.
Note L.      Income Taxes
 Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current	$101.5	$116.1	$64.7
Deferred	(175.5)	365.1	(40.5)
	$(74.0)	$481.2	$24.2

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.3)	(0.1)	(0.2)
Tax credits	1.0	(0.1)	(2.6)
Valuation allowance	0.1	0.1	0.5
Non-deductible expenses and other, net	—	—	0.1
Non-deductible executive compensation	(1.3)	0.5	1.8
Noncontrolling interests	—	0.3	2.6
Basis difference in investments	0.7	—	(2.8)
Other	(0.6)	(0.2)	(1.0)
Effective tax rate excluding equity investments	20.6%	21.5%	19.4%
Equity investments	(3.5)	0.6	(9.2)
Effective tax rate	17.1%	22.1%	10.2%
The change in the effective tax rate in all periods is primarily attributable to the varying impact of earnings or losses from unconsolidated affiliates on our consolidated pretax earnings or losses.
The significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$3.3	$4.1
Other	0.5	1.4
Total gross deferred tax asset	3.8	5.5
Less: valuation allowance	(3.0)	(3.3)
Total deferred tax asset	$0.8	$2.2
Deferred tax liabilities:
Partnerships	$(144.6)	$(327.5)
Total deferred tax liability	$(144.6)	$(327.5)
Net deferred tax liability	$(143.8)	$(325.3)
The Company’s deferred taxes are primarily reflected as the book to tax difference in the Company's ownership of Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The decrease in our net deferred tax liability as of December 31, 2021 from 2020 is primarily related to the impairment of our ownership interest in Paysafe, distributions from the Senator JV and sales and mark to market losses on the Company's investment in Ceridian.
The Company’s gross state NOL carryforwards were $67.0 million and $68.5 million at December 31, 2021 and 2020, respectively. The NOLs expire in various tax years through 2042.
ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. As of December 31, 2021 and 2020, the Company recorded a valuation allowance of $3.0 million and $3.3 million, respectively, related to state NOLs, as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2021, 2020 or 2019.
The Company's federal and state income tax returns for the tax years ended December 31, 2021, 2020, 2019 and 2018 remain subject to examination.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of December 31, 2021 and 2020, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. The stay has subsequently been extended through April 10, 2022. The defendants will contest the remaining claims in the action vigorously.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2021 to determine the amount of the obligations. Purchase obligations as of December 31, 2021 are as follows (in millions):

2022	$94.3
2023	8.6
2024	6.4
2025	6.3
2026	6.4
Thereafter	0.8
Total purchase commitments	$122.8
Note N.      Discontinued Operations
T-System
On December 31, 2019, we completed the contribution of T-System Holdings, Inc. ("T-System") to CorroHealth. As a result of such contribution, the results of operations of T-System have been reclassified to discontinued operations in our Consolidated Statements of Operations for the year ended December 31, 2019. We retained a 22.7% equity interest in CorroHealth, the company to which we contributed our equity in T-System. We recognized a pre-tax loss of $6.4 million on the sale and $1.4 million in income tax benefit which are included in Net loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.
A reconciliation of the operations of T-System included in the Consolidated Statement of Operations is shown below:

Year Ended December 31,

2019
(in millions)
Revenues:
Other operating revenue	$50.4
Total operating revenues	50.4
Operating expenses:
Personnel costs	33.1
Depreciation and amortization	13.7
Other operating expenses	19.1
Goodwill impairment	35.1
Total operating expenses	101.0
Operating loss	(50.6)
Other expense:
Recognized loss	(6.9)
Total other expense	(6.9)
Loss before income taxes	(57.5)
Income tax benefit	(5.7)
Net loss from discontinued operations	$(51.8)

Cash flow from discontinued operations data:
Net cash provided by operations	$2.7
Net cash used in investing activities	$(0.5)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note O.         Revenue Recognition
Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2021	2020	2019
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$673.2	$534.1	$958.4
Bakery sales	Restaurant Group	28.8	23.4	78.9
Franchise and other	Restaurant Group	2.7	2.2	6.0
Total restaurant revenue		704.7	559.7	1,043.3
Other operating revenue:
Real estate and resort	Corporate and other	34.6	24.7	25.9
Other	Corporate and other	2.9	1.3	0.8
Total other operating revenue		37.5	26.0	26.7
Total operating revenue		742.2	585.7	1,070.0
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
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,	December 31,
	2021	2020
	(In millions)
Trade receivables, net	$17.7	$17.6
Deferred revenue (contract liabilities)	23.1	23.9
Trade receivables, net are included in Other current assets on our Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated Balance Sheets. Revenue of $20.6 million and $17.5 million was recognized in the years ended December 31, 2021 and 2020, respectively, which was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note P.      Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents.
We place cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure with any one financial institution.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our Restaurant Group companies obtain a majority of their restaurant food products and supplies from two distributors. Although we believe alternative vendors could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.
Note Q.      Segment Information
On March 30, 2021, we closed on our acquisition of an ownership interest in Paysafe. We account for our ownership interest in Paysafe under the equity method of accounting and report our equity in earnings or loss of Paysafe on a three-month lag. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Accordingly, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to the FTAC II Paysafe Merger, on a three-month lag, in the tables below.
We acquired our ownership interest in AmeriLife in March 18, 2020. We account for our investment in AmeriLife under the equity method of accounting and report our equity in earnings or loss of AmeriLife on a three-month lag. Our chief operating decision maker reviews the full financial results of AmeriLife for purposes of assessing performance and allocating resources. Beginning in the three months ended March 31, 2021, AmeriLife exceeded certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and we began considering AmeriLife a reportable segment and have included the full results of AmeriLife subsequent to our investment, on a three-month lag, in the tables below.
On July 2, 2021, we closed on our acquisition of an ownership interest in Alight. We account for our ownership interest in Alight under the equity method of accounting and report our equity in earnings or loss of Alight on a three-month lag. Our chief operating decision maker reviews the full financial results of Alight for purposes of assessing performance and allocating resources of the Company. Accordingly, we consider Alight a reportable segment and have included the full results of Alight subsequent to the FTAC Alight Business Combination, on a three-month lag, in the tables below.
As of and for the year ended December 31, 2021:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	Amerilife	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$704.7	$—	$—	$—	$—	$—	$—	$—	$704.7
Other revenues	—	2,165.6	180.6	548.1	737.9	690.0	37.5	(4,322.2)	37.5
Revenues from external customers	704.7	2,165.6	180.6	548.1	737.9	690.0	37.5	(4,322.2)	742.2
Interest and investment income, including recognized (losses) gains, net	2.1	0.7	—	—	143.1	—	(291.8)	(143.8)	(289.7)
Total revenues and other income	706.8	2,166.3	180.6	548.1	881.0	690.0	(254.3)	(4,466.0)	452.5
Depreciation and amortization	24.0	615.9	135.2	65.7	131.9	10.0	2.6	(958.7)	26.6
Interest expense	(8.8)	(206.4)	(31.5)	(48.9)	(82.0)	(28.0)	(1.0)	396.8	(9.8)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(18.3)	(45.2)	(81.6)	(13.7)	(200.5)	(120.0)	(414.7)	461.0	(433.0)
Income tax expense (benefit)	1.0	23.4	(11.7)	—	(60.2)	—	(75.0)	48.5	(74.0)
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(19.3)	(68.6)	(69.9)	(13.7)	(140.3)	(120.0)	(339.7)	412.5	(359.0)
Equity in earnings of unconsolidated affiliates	—	2.7	—	—	—	—	17.1	52.8	72.6
Loss from continuing operations	$(19.3)	$(65.9)	$(69.9)	$(13.7)	$(140.3)	$(120.0)	$(322.6)	$465.3	$(286.4)
Assets	$395.5	$9,997.2	$1,889.5	$1,778.8	$6,593.1	$10,957.0	$3,494.1	$(31,215.6)	$3,889.6
Goodwill	53.4	3,493.3	1,228.7	947.4	3,536.6	3,356.0	—	(12,562.0)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2020:

	Restaurant Group	Dun & Bradstreet	Optimal Blue	Amerilife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$559.7	$—	$—	$—	$—	$—	$559.7
Other revenues	—	1,738.7	45.4	171.3	26.0	(1,955.4)	26.0
Revenues from external customers	559.7	1,738.7	45.4	171.3	26.0	(1,955.4)	585.7
Interest and investment income, including recognized gains (losses), net	7.5	0.7	—	—	2,371.9	(0.7)	2,379.4
Total revenues and other income	567.2	1,739.4	45.4	171.3	2,397.9	(1,956.1)	2,965.1
Depreciation and amortization	27.7	537.8	39.3	15.4	3.0	(592.5)	30.7
Interest expense	(8.6)	(271.1)	(9.3)	(19.7)	(0.4)	300.1	(9.0)
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(85.5)	(226.4)	(47.4)	(10.1)	2,267.4	283.9	2,181.9
Income tax expense (benefit)	(1.0)	(112.4)	(1.5)	—	482.2	113.9	481.2
(Loss) earnings from continuing operations, before equity in earnings of unconsolidated affiliates	(84.5)	(114.0)	(45.9)	(10.1)	1,785.2	170.0	1,700.7
Equity in (losses) earnings of unconsolidated affiliates	(9.2)	2.4	—	—	128.3	(62.4)	59.1
(Loss) earnings from continuing operations	$(93.7)	$(111.6)	$(45.9)	$(10.1)	$1,913.5	$107.6	$1,759.8
Assets	$520.9	$9,220.3	$1,969.4	$1,495.3	$4,092.5	$(12,685.0)	$4,613.4
Goodwill	53.4	2,857.9	1,236.8	806.2	—	(4,900.9)	53.4
As of and for the year ended December 31, 2019:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$1,043.3	$—	$—	$—	$1,043.3
Other revenues	—	1,413.9	26.7	(1,413.9)	26.7
Revenues from external customers	1,043.3	1,413.9	26.7	(1,413.9)	1,070.0
Interest and investment income, including recognized gains (losses), net	3.9	2.4	369.4	(2.4)	373.3
Total revenues and other income	1,047.2	1,416.3	396.1	(1,416.3)	1,443.3
Depreciation and amortization	38.5	482.4	2.2	(482.4)	40.7
Interest expense	(5.4)	(303.5)	(12.4)	303.5	(17.8)
(Loss) earnings from continuing operations, before income taxes and equity in losses of unconsolidated affiliates	(80.9)	(540.0)	318.8	540.0	237.9
Income tax expense (benefit)	0.3	(110.0)	23.9	110.0	24.2
(Loss) earnings from continuing operations, before equity in losses of unconsolidated affiliates	(81.2)	(430.0)	294.9	430.0	213.7
Equity in earnings (losses) of unconsolidated affiliates	—	4.2	1.3	(120.6)	(115.1)
(Loss) earnings from continuing operations	$(81.2)	$(425.8)	$296.2	$309.4	$98.6
Assets	$572.8	$9,112.8	$1,519.4	$(9,112.8)	$2,092.2
Goodwill	66.1	2,840.1	—	(2,840.1)	66.1
The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts. This segment also includes the operations of Legendary Baking and VIBSQ prior to their respective sales in 2021, for the periods from January 1, 2020 through January 27, 2020 and from October 2, 2020 through December 31, 2020, and for the year ended December 31, 2019.
•Dun & Bradstreet. This segment consists of our 15.8% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

database contains hundreds of millions of business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet subsequent to our initial acquisition of ownership interests in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above. Our net earnings for the year ended December 31, 2019, includes our equity in Star Parent’s losses for the period from February 8, 2019, the date we made our initial acquisition of an ownership interest in Star Parent, to December 31, 2019. See Note D for further discussion of our ownership interest in Dun & Bradstreet and related accounting.
•Alight. This segment consists of our 10.0% ownership interest in Alight. Alight is a leading cloud-based provider of integrated digital human capital and business solutions. Alight has an unwavering belief that a company’s success starts with its people, and its solutions connect human insights with technology. Leveraging artificial intelligence and data analytics, Alight provide an integrated, personalized experience for employees using technology-driven solutions that unlock value for employers. Alight's mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. Our chief operating decision maker reviews the full financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Alight on a three-month lag and we acquired our investment on July 2, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the year ended December 31, 2021, include our equity in Alight’s earnings and complete results of Alight, respectively, for the period from July 2, 2021 through September 30, 2021. See Note D for further discussion of our ownership interest in Alight and related accounting.
•Paysafe. This segment consists of our 8.3% ownership interest in Paysafe. Paysafe provides payment processing solutions through several business lines. These business lines are focused on card not present and card present solutions for small to medium size business merchants, wallet based online payment solutions through Skrill and NETELLER brands and solutions that enable consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the year ended December 31, 2021, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the period from March 30, 2021 through September 30, 2021. See Note D for further discussion of our ownership interest in Paysafe and related accounting.
•Optimal Blue. This segment consists of our 20.0% ownership interest in Optimal Blue. Optimal Blue is a leading provider of secondary market solutions and actionable data services. They operate a software-as-a-service, subscription-based mortgage marketplace that supports a network of originators and investors in the residential mortgage market. The marketplace provides a broad set of critical functions utilized by banks, credit unions and mortgage brokerage companies throughout the mortgage processing life cycle. Optimal Blue exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of Optimal Blue for purposes of assessing performance and allocating resources. Thus, we consider Optimal Blue a reportable segment and have included the results of operations of Optimal Blue in the tables above. We account for Optimal Blue using the equity method of accounting, and therefore its results do not consolidate into ours. Accordingly, we have presented the elimination of Optimal Blue's results in the Affiliate Elimination section of the segment presentation above. Our net earnings for the year ended December 31, 2020, includes our equity in Optimal Blue’s losses for the period from September 15, 2020, the date we made our initial acquisition of an ownership interest in Optimal Blue, to December 31, 2020. See Note D for further discussion of our ownership interest in Optimal Blue and related accounting.
•AmeriLife. This segment consists of our 19.8% ownership interest in AmeriLife. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and advisors, marketing organizations, and insurance agency locations. AmeriLife exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of AmeriLife for purposes of assessing performance and allocating resources. Thus, we consider AmeriLife a reportable segment and have included the results of operations of AmeriLife in the tables above. We account for our ownership interest in AmeriLife under the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of AmeriLife's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of AmeriLife on a three-month lag and we acquired our interest in AmeriLife on March 18, 2020. Our net earnings and the segment tables above, respectively, for the year ended December 31, 2021 includes our equity in AmeriLife’s losses and the complete results of AmeriLife, respectively, for the year ended September 30, 2021 and our net earnings and the segment tables above for the year ended December 31, 2020, respectively, includes our equity in AmeriLife's losses and complete results of AmeriLife for the period from March 18, 2020 through September 30, 2020. See Note D for further discussion of our ownership interest in AmeriLife and related accounting.
•Corporate and Other.  This aggregation of nonreportable segments consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note R.      Related Party Transactions
FNF
For the years ended December 31, 2020 and 2019, the Company was allocated certain corporate overhead and management services expenses from FNF based on the terms of the CSA and our proportionate share of the expense determined on actual usage and our best estimate of management's allocation of time. Total operating expenses allocated from FNF to us was $1.3 million in each of the years ended 2020 and 2019. In the year ended December 31, 2021, the Company paid $3.5 million to FNF for services under the CSA, employee costs and reimbursement for out of pocket expenses paid by FNF on our behalf.
On January 17, 2020, we completed the purchase of our corporate office headquarters in Las Vegas, Nevada from an affiliate of FNF for $9.3 million.
Trasimene
During the year ended December 31, 2021, we incurred $33.6 million of management fee expenses payable to our Manager and incurred $44.5 million of carried interest expense related to sales of and distributions from Company investments. During the year ended December 31, 2020, we incurred $20.8 million of management fee expenses payable to our Manager, incurred $11.3 million of carried interest expense related to sales of and distributions from Company investments, and earned $9.1 million of income related to transaction fees earned by the Manager and allocable to us pursuant to the Management Services Agreement. Such management fees and carried interest expense are recorded in Other operating expenses and transaction fee income is recorded in Interest, investment and other income on our Consolidated Statements of Operations.
Special Purpose Acquisition Company Investments and Commitments
See Note A for discussion of Cannae's investments, and commitments to invest in, Trebia, AAI and AAII, which are sponsored by certain of our directors and affiliates of our Manager.
Note S.      Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We have adopted this ASU which did not have a material impact on our Consolidated Financial Statements and related disclosures. This ASU could result in a material change to our accounting for taxes in future interim periods if a change in tax laws or rates occurs in a future interim period as this ASU now requires accounting for such changes to occur in the period in which changes to tax laws or rates are enacted.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note T.      Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash paid during the year:
Interest	$7.0	$5.5	$15.6
Income taxes	128.9	107.6	48.6
Operating leases	37.8	41.3	62.6
Non-cash investing and financing activities:
Preferred shares received as consideration for note receivable from QOMPLX	$19.3	$—	$—
Exchange of directly held Alight warrants for Alight common stock	12.8	—	—
Investment in CorroHealth received as partial consideration for T-System	—	—	60.2
Non-cash distribution of CoreLogic stock to Senator JV	—	112.5	—
Non-cash contribution of CoreLogic stock from Senator JV	—	176.3	—
Lease assets recognized in exchange for lease liabilities	9.3	65.0	8.5
Assets acquired in non-cash acquisition of Legendary Baking and VIBSQ	—	96.5	—
Liabilities assumed in non-cash acquisition of Legendary Baking and VIBSQ	—	44.4	—
Financing obligations assumed by O'Charley's in exchange for property	—	—	14.6
Property obtained by O'Charley's in exchange for stores	—	—	10.5

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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

2.1
Reorganization Agreement, dated as of November 17, 2017, between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

2.2
Purchase Agreement, dated as of February 15, 2022, by and among Black Knight, Inc.; Optimal Blue I, LLC; Cannae Holdings, Inc.; Optimal Blue Holdco, LLC; and Black Knight Technologies, LLC, among others (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 18, 2022).

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

10.14
Second Amended and Restated Limited Liability Company Agreement of Optimal Blue Holdco, LLC, dated September 15, 2020, by and among Optimal Blue Holdco, LLC, THL Optimal Blue Blocker Corp., Black Knight Technologies, LLC, Cannae Holdings, LLC and the other Persons who may from time to time become parties thereto in accordance with the terms therein (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed February 26, 2021).

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

10.19	Amended and Restated Sponsor Agreement, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 26, 2021).
10.20
First Amendment to Management Services Agreement, dated as of January 27, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 29, 2021.)

10.21	Amended and Restated Sponsor Agreement, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 27, 2021).
10.22
First Amendment to Management Services Agreement, dated as of January 27, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 29, 2021).

10.23	Amended and Restated Sponsor Agreement, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 29, 2021).
10.24
Backstop Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 29, 2021).

10.25
Amended and Restated Management Services Agreement, dated as of August 4, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed August 6, 2021).

10.26
Amendment Agreement dated as of August 16, 2021, to the Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 9, 2021.).

10.27	Restricted Stock Award Agreement dated as of November 11, 2021 (1)

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to report related to Dun & Bradstreet Holdings, Inc.
23.3	Consent of KPMG LLP with respect to report related to Star Parent, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Audited Financial Statements of Dun & Bradstreet Holdings, Inc.
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Ducommun	President	February 25, 2022
David W. Ducommun	(Principal Executive Officer)

/s/ Bryan D. Coy	Executive Vice President and Chief Financial Officer	February 25, 2022
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 25, 2022
William P. Foley, II

/s/ David Aung	Director	February 25, 2022
David Aung

/s/ Hugh R. Harris	Director	February 25, 2022
Hugh R. Harris

/s/ C. Malcolm Holland	Director	February 25, 2022
C. Malcolm Holland

/s/ Mark D. Linehan	Director	February 25, 2022
Mark D. Linehan

/s/ Frank R. Martire	Director	February 25, 2022
Frank R. Martire

/s/ Richard N. Massey	Director	February 25, 2022
Richard N. Massey

/s/ Erika Meinhardt	Director	February 25, 2022
Erika Meinhardt

/s/ Barry B. Moullet	Director	February 25, 2022
Barry B. Moullet

/s/ James B. Stallings, Jr.	Director	February 25, 2022
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	February 25, 2022
Frank P. Willey