Form 10-Q
period 2022-03-31
Cannae Holdings, Inc.
filed 2022-05-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 29, 2022 there were 84,916,034 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2022
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$50.7	$85.8
Other current assets	25.6	35.8
Total current assets	76.3	121.6
Equity securities, at fair value	547.1	1,045.1
Investments in unconsolidated affiliates	2,435.1	2,261.3
Lease assets	166.6	172.0
Property and equipment, net	99.1	100.6
Other intangible assets, net	26.0	26.9
Goodwill	53.4	53.4
Other long term investments and non-current assets	89.1	108.7
Total assets	$3,492.7	$3,889.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$82.4	$105.6
Lease liabilities, current	23.8	23.8
Income taxes payable	103.5	24.7
Deferred revenue	18.4	23.1
Notes payable, current	1.6	2.3
Total current liabilities	229.7	179.5
Lease liabilities, long term	160.5	166.1
Deferred tax liability	2.3	143.8
Notes payable, long term	13.7	14.1
Accounts payable and other accrued liabilities, long term	43.8	45.0
Total liabilities	450.0	548.5
Commitments and contingencies - see Note F
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of March 31, 2022 and December 31, 2021; outstanding of 84,916,034 and 86,886,034 shares as of March 31, 2022 and December 31, 2021, respectively, and issued of 92,490,514 and 92,460,514 shares as of March 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of March 31, 2022 and December 31, 2021	—	—
Retained earnings	1,395.2	1,642.8
Additional paid-in capital	1,894.4	1,888.3
Less: Treasury stock, 7,574,480 and 5,574,480 shares as of March 31, 2022 and December 31, 2021, respectively, at cost	(242.5)	(188.6)
Accumulated other comprehensive loss	(8.4)	(7.2)
Total Cannae shareholders' equity	3,038.7	3,335.3
Noncontrolling interests	4.0	5.8
Total equity	3,042.7	3,341.1
Total liabilities and equity	$3,492.7	$3,889.6
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021

Revenues:
Restaurant revenue	$162.1	$167.3
Other operating revenue	5.3	4.6
Total operating revenues	167.4	171.9
Operating expenses:
Cost of restaurant revenue	145.4	147.7
Personnel costs	21.1	12.0
Depreciation and amortization	5.8	7.9
Other operating expenses	70.7	40.3
Total operating expenses	243.0	207.9
Operating loss	(75.6)	(36.0)
Other income (expense):
Interest, investment and other income	—	0.9
Interest expense	(2.4)	(2.1)
Recognized losses, net	(265.2)	(312.5)
Total other expense	(267.6)	(313.7)
Loss before income taxes and equity in earnings of unconsolidated affiliates	(343.2)	(349.7)
Income tax benefit	(61.9)	(62.0)
Loss before equity in earnings of unconsolidated affiliates	(281.3)	(287.7)
Equity in earnings of unconsolidated affiliates	31.9	53.9
Net loss	(249.4)	(233.8)
Less: Net loss attributable to noncontrolling interests	(1.8)	(0.7)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(247.6)	$(233.1)
Earnings per share
Basic
Net loss per share	$(2.88)	$(2.55)
Diluted
Net loss per share	$(2.88)	$(2.55)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	85.9	91.5
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	85.9	91.6
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(249.4)	$(233.8)
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	0.5
Unrealized losses of investments in unconsolidated affiliates (2)	(1.2)	(4.6)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (3)	—	0.3
Other comprehensive loss	(1.2)	(3.8)
Comprehensive loss	(250.6)	(237.6)
Less: Comprehensive loss attributable to noncontrolling interests	(1.8)	(0.7)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(248.8)	$(236.9)
_________________________________

(1)Net of income tax expense of $0.1 million for the three months ended March 31, 2021.
(2)Net of income tax benefit of $0.3 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
(3)Net of income tax expense of $0.1 million for the three months ended March 31, 2021.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.5	—	—	—	0.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(4.6)	—	—	—	(4.6)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	0.3	—	—	—	0.3
Stock-based compensation, consolidated subsidiaries	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation, unconsolidated affiliates	—	—	1.8	—	—	—	—	—	1.8
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	(233.1)	—	—	—	(0.7)	(233.8)
Balance, March 31, 2021	92.4	$—	$1,878.3	$1,696.7	$(8.7)	0.7	$(21.1)	$5.1	$3,550.3

Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.2)	—	—	—	(1.2)
Treasury stock repurchases	—	—	—	—	—	2.0	(53.9)	—	(53.9)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	5.8	—	—	—	—	—	5.8
Net loss	—	—	—	(247.6)	—	—	—	(1.8)	(249.4)
Balance, March 31, 2022	92.5	$—	$1,894.4	$1,395.2	$(8.4)	7.6	$(242.5)	$4.0	$3,042.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,

	2022	2021

Cash flows from operating activities:
Net loss	$(249.4)	$(233.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.8	7.9
Equity in earnings of unconsolidated affiliates	(31.9)	(53.9)
Distributions from investments in unconsolidated affiliates	14.0	5.1
Recognized losses and asset impairments, net	265.5	312.4
Lease asset amortization	5.2	5.8
Stock-based compensation cost	0.3	0.7
Non-cash carried interest expense	31.8	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in other assets	10.7	31.7
Net decrease in lease liabilities	(6.1)	(6.7)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other liabilities	(22.0)	(0.8)
Net change in income taxes	(62.4)	(62.4)
Net cash (used in) provided by operating activities	(38.5)	6.0
Cash flows from investing activities:
Proceeds from partial sale of Ceridian shares	173.3	—
Additions to property and equipment and other intangible assets	(4.0)	(1.9)
Collections of notes receivable	—	1.6
Additions to notes receivable	—	(12.5)
Proceeds from sales of property and equipment	—	5.4
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	144.5	2.5
Investment in System1	(246.5)	—
Investment in Paysafe, net of subscription fees earned	—	(494.4)
Purchase of AAII Warrants	—	(29.6)
Additional investments in unconsolidated affiliates	—	(35.1)
Purchases of other long term investments	(1.5)	—
Distributions from investments in unconsolidated affiliates	—	281.2
Net cash provided by (used in) investing activities	65.8	(282.8)
Cash flows from financing activities:
Borrowings	151.0	4.6
Debt service payments	(152.3)	(9.0)
Sale of noncontrolling interest in consolidated subsidiary	—	0.3
Treasury stock repurchases	(61.1)	—
Net cash used in financing activities	(62.4)	(4.1)
Net decrease in cash and cash equivalents	(35.1)	(280.9)
Cash and cash equivalents classified as held for sale	—	(4.1)
Cash and cash equivalents at beginning of period	85.8	724.7
Cash and cash equivalents at end of period	$50.7	$439.7
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of March 31, 2022 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Alight, Inc. ("Alight"), Paysafe Limited ("Paysafe"), Sightline Payments Holdings, LLC ("Sightline" or "Sightline Payments"), System1, Inc. ("System1") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); various other controlled portfolio companies and certain minority equity ownership interests.
See Note G for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of our external manager, Trasimene Capital Management, LLC (“Trasimene” or our “Manager”).
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2021.
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
Recent Developments
Ceridian
In January 2022, we completed the sale of 2.0 million shares of common stock of Ceridian pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ("Rule 144"). In connection with the sale, we received proceeds of $173.3 million.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We owned 8.0 million shares of Ceridian common stock as of March 31, 2022, which represented approximately 5.3% of its outstanding stock as of March 31, 2022.
Refer to Notes C and D for further discussion of our accounting for our investment in Ceridian and other equity securities.
System1
On January 10, 2022, we entered into an amendment to the backstop facility agreement (the "S1 Backstop Agreement") pursuant to which our commitment to fund redemptions of shareholders of Trebia Acquisition Corp. ("Trebia") in conjunction with its merger with System1 (the "Trebia System1 Business Combination") increased from $200.0 million to $250.0 million. Also on January 10, 2022, we entered into an amended and restated sponsor agreement with the sponsors of Trebia pursuant to which the sponsors will forfeit up to an additional Trebia 1,352,941 Class B ordinary shares to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A common stock in connection with, and based upon the extent of, Cannae’s obligation with respect to the increase in our backstop commitment. Trebia was co-sponsored by entities affiliated with the chairman and a member of our board of directors ("Board"), William P. Foley II and Frank R. Martire, respectively.
On January 27, 2022, the Trebia System1 Business Combination was completed and System1 merged with and into Trebia, with System1 as the surviving corporation. Beginning on January 28, 2022, System1’s common stock began trading on the NYSE under the ticker symbol "SST." Upon the completion of the Trebia System1 Business Combination, Cannae has invested a total of $248.3 million in System1, directly and indirectly owned 28.2 million of System1 common shares and indirectly owned 1.2 million warrants to purchase SST common shares (the "System1 Warrants"). As a result, Cannae has an approximate 26.5% ownership of System1.
On March 17, 2022, the trading price of System1 Class A common stock exceeded certain thresholds resulting in the conversion of System1's outstanding Class D common stock to Class A common stock. As a result, the 833,750 shares of System1 Class D common stock held by the sponsor of Trebia, Trasimene Trebia LP ("Trebia Sponsor"), in which the Company owns a 26.1% limited partnership interest converted to shares of System1 Class A common stock. Cannae's ratable portion of such shares is 217,500 shares.
We account for our direct ownership of the common equity of System1 under the equity method of accounting. See Notes C and D for further discussion of our accounting for our ownership of the common equity of System1.
On April 18, 2022, Trebia Sponsor exercised its System1 warrants on a cashless basis in exchange for System 1 Class A common stock. As a result, Cannae no longer has an indirect interest in any System1 warrants and has an indirect interest in an additional 0.5 million shares of System1 common stock held by Trebia Sponsor.
Subsequent to March 31, 2022, Cannae sold 1.4 million shares of System1 common stock for proceeds of $19.5 million.
As of the date of this Quarterly Report, Cannae directly and indirectly owns 27.5 million shares of System1 common stock representing an approximate 24.8% ownership interest.
Optimal Blue
On February 15, 2022, we completed the disposition (the "Optimal Blue Disposition") of our ownership interests in Optimal Blue Holdco, LLC ("Optimal Blue") to Black Knight, Inc. ("Black Knight") pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, Cannae received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of Dun & Bradstreet. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue. We recorded a gain of $313.0 million on the sale which is included in Recognized gains (losses), net on the Consolidated Statement of Operations.
Dun & Bradstreet
On February 15, 2022, we received 21.8 million shares of D&B as partial consideration for the Optimal Blue Disposition. Subsequently, we transferred to our Manager 1.6 million of the D&B shares we received as part of our carried interest paid related to the Optimal Blue Disposition. Following the receipt of these additional shares of D&B and payment of carried interest, we own 88.3 million shares of D&B which represents approximately 20.3% of its outstanding common stock as of March 31, 2022. See Note D for further discussion of our accounting for our increased ownership interest in D&B.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Alight
In March 2022, the sponsor of Foley Trasimene Acquisition Corp. ("FTAC") distributed all of its interest in Alight to its limited partners. As a result, Cannae now directly holds all of its interest in common equity of Alight. As of March 31, 2022, Cannae directly holds approximately 9.7% of the outstanding common equity of Alight.
Other Developments
Effective February 26, 2021, our Board authorized a three-year stock repurchase program (the "2021 Repurchase Program") under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the quarter ended March 31, 2022, we repurchased 2,000,000 shares of CNNE common stock for approximately $54.0 million in the aggregate, or an average of $26.96 per share, pursuant to the 2021 Repurchase Program. Of the total 2,000,000 shares of CNNE common stock we repurchased during the quarter ended March 31, 2022, 1,000,000 shares were purchased from FNF for an aggregate amount of $24.0 million.
Related Party Transactions
During the three months ended March 31, 2022 and 2021, we incurred $10.6 million and $7.6 million, respectively, of management fee expenses payable to our Manager, and in the three months ended March 31, 2022 and 2021, we incurred $45.2 million and $17.1 million, respectively, of carried interest expense related to monetization of the Company's investments, both of which are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2022 and 2021, there were 0.1 million antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 18.0% and 17.7% in the three months ended March 31, 2022 and 2021, respectively. The change in the effective tax rate in the three-month period ended March 31, 2022 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in earnings of unconsolidated affiliates on loss before taxes.
We have a Deferred tax liability of $2.3 million as of March 31, 2022 and of $143.8 million as of December 31, 2021. The $141.5 million change in deferred taxes in the three months ended March 31, 2022 is primarily attributable to the sales of Ceridian shares during the three months ended March 31, 2022, the mark to market losses recorded on Ceridian and other securities, and the impairment recorded to the value of our ownership in Paysafe.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Condensed Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended March 31,
		2022	2021
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$161.7	$158.1
Bakery sales	Restaurant Group	0.3	8.2
Franchise and other	Restaurant Group	0.1	1.0
Total restaurant revenue		162.1	167.3
Other operating revenue:
Real estate and resort	Corporate and other	4.9	4.2
Other	Corporate and other	0.4	0.4
Total other operating revenue		5.3	4.6
Total operating revenues		$167.4	$171.9
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
Franchise and other revenue consist of development fees and royalties on sales by franchised units. Initial franchise fees are recognized as income upon commencement of the franchise operation and completion of all material services and conditions by the Company. Royalties are calculated as a percentage of the franchisee sales and recognized in the period in which the sales are generated. Revenue resulting from the sale of gift cards is recognized in the period in which the gift card is redeemed and is recorded as deferred revenue until recognized.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31,	December 31,
	2022	2021
	(In millions)
Trade receivables, net	$7.4	$17.7
Deferred revenue (contract liabilities)	18.4	23.1
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $2.4 million and $4.1 million, respectively, was recognized in the three months ended March 31, 2022 and 2021 that was included in Deferred revenue at the beginning of the period.
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$546.9	$—	$—	$546.9
AAII FPA	—	—	0.2	0.2
Total equity securities	546.9	—	0.2	547.1
Other noncurrent assets:
Paysafe Warrants	4.3	—	—	4.3
AAII Warrants	—	11.1	—	11.1
Total other noncurrent assets	4.3	11.1	—	15.4
Total Assets	$551.2	$11.1	$0.2	$562.5

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
AAII FPA	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
S1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total assets	$1,050.0	$31.3	$0.5	$1,081.8
AAII FPA
On February 25, 2021, we entered into a forward purchase agreement (the "AAII FPA") with Austerlitz Acquisition Corp. II ("AAII"), a SPAC whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
The AAII FPA is accounted for at fair value pursuant to Accounting Standards Codification ("ASC") Topic 321 Investment - Equity Securities. We utilized a Monte Carlo Simulation in determining the fair value of this agreement, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model simulates the current security price to a simulated date for the consummation of the underlying initial business combination based on probabilities of consummation. The value of the agreement is then calculated as the difference between the future simulated price and the fixed purchase price for the underlying security to be purchased. The primary unobservable input utilized in determining the fair value of the AAII FPA is the probability of consummation of the business combinations of each underlying transaction. The probability assigned to the consummation of the AAII Initial Business Combination was 70%. Determination of such probability is based on a hybrid approach which considers observed success rates of business combinations for SPACs, the sponsor of AAII's track record for consummating similar transactions and the current market for SPAC transactions. Based on the total fair value of the Austerlitz II FPA as of March 31, 2022, changes in the probability utilized will not result in a change in fair value that is significant or material to the Company's financial position or results of operations.
AAII Warrants
The AAII Warrants are accounted for at fair value pursuant to ASC Topic 815 Derivatives and Hedging. These private placement warrants are valued using the trading price of AAII's publicly traded warrants (NYSE: ASZ-WT) and are considered a Level 2 fair value measurement.
The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis (in millions).

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	AAII	Corporate debt	Forward Purchase	Subscription	AAII
	FPA	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$0.5	$35.2	$136.1	$169.6	$—	$340.9
Net valuation (loss) gain included in earnings (1)	(0.3)	—	(21.6)	9.9	6.5	(5.2)
Reclassification to investments in unconsolidated affiliates and warrants	—	—	(100.6)	(178.5)	—	(279.1)
Purchase of AAII Warrants	—	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	—	0.6	—	—	—	0.6
Fair value, end of period	$0.2	$35.8	$13.9	$1.0	$36.1	$86.8
_____________________________________
(1) Included in Recognized gains and (losses), net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the three months ended March 31, 2022 and 2021.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2021 relate to fixed maturity securities considered Level 3 fair value measures.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note E.
Note D — Investments
Equity Securities
Gains (losses) on equity securities included in Recognized losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net losses recognized during the period on equity securities	$(324.7)	$(317.5)
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	(35.7)	9.8
Unrealized losses recognized during the reporting period on equity securities held at the reporting date	$(289.0)	$(327.3)

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2022 and December 31, 2021 consisted of the following:

	Ownership at March 31, 2022	March 31, 2022	December 31, 2021
		(in millions)
Dun & Bradstreet	20.3%	$982.3	$595.0
Paysafe	8.3%	202.6	431.1
Alight/FTAC Sponsor (1)	9.7%	516.5	505.0
System1/Trebia Sponsor (2)	26.5%	271.5	—
Optimal Blue	—%	—	267.7
AmeriLife	19.6%	108.6	112.7
Sightline	33.5%	265.6	269.5
Other	various	88.0	80.3
Total		$2,435.1	$2,261.3
_____________________________________
(1) As of December 31, 2021, represents both the Company's direct interest in Alight and indirect interest in Alight held through our interest in the FTAC Sponsor.
(2) Represents both the Company's direct interest in System1 and indirect interest in System1 held through our interest in the Trebia Sponsor.
The aggregate fair value of our direct and indirect ownership in the common stock of unconsolidated affiliates that have quoted market prices as of March 31, 2022 consisted of the following:

March 31, 2022
(in millions)
Dun & Bradstreet	$1,546.6
Paysafe	202.6
Alight	522.1
System1	411.7

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Dun & Bradstreet	$(7.5)	(6.4)
Paysafe/Trasimene Capital FT, LP II ("FTAC II Sponsor") (1)	6.8	66.8
Alight/FTAC Sponsor	6.7	—
System1/Trebia Sponsor (2)	12.8	—
Optimal Blue	(1.3)	(4.0)
AmeriLife	(5.1)	(5.9)
Sightline	(4.3)	—
Other	23.8	3.4
Total	$31.9	$53.9
_____________________________________
(1) The amount for the quarter ended March 31, 2021 represents the Company's equity in earnings of FTAC II Sponsor only.
(2) The amount for the quarter ended March 31, 2022 represents the Company's equity in earnings of Trebia Sponsor only.
Dun & Bradstreet
As of February 15, 2022, there was a $244.2 million difference between the amount of our recorded ownership interest in D&B and the amount of the Company's ratable portion of the underlying equity in the net assets of D&B as a result of our increased ownership resulting from the Optimal Blue Disposition. We have evaluated the accounting treatment of such basis difference and allocated $147.7 million to amortizing intangible assets, $59.7 million to indefinite-lived intangible assets and the remaining basis difference of $36.8 million to equity method goodwill, which represent the excess of our basis difference over our equity in D&B's net assets that are not attributable to their identifiable net assets.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	March 31, 2022	December 31, 2021
	(In millions)
Total current assets	$732.3	$718.0
Goodwill and other intangible assets, net	8,165.1	8,317.8
Other assets	959.8	961.4
Total assets	$9,857.2	$9,997.2

Current liabilities	$973.4	$1,004.9
Long-term debt	3,688.7	3,716.7
Other non-current liabilities	1,486.2	1,530.3
Total liabilities	6,148.3	6,251.9
Total equity	3,708.9	3,745.3
Total liabilities and equity	$9,857.2	$9,997.2

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended March 31,
	2022	2021
	(In millions)
Total revenues	$536.0	$504.5
Loss before income taxes	(39.8)	(33.7)
Net loss	(29.8)	(23.3)
Net income attributable to noncontrolling interest	(1.5)	(1.7)
Net loss attributable to Dun & Bradstreet	(31.3)	(25.0)
System1
We account for our ownership of System1 pursuant to the equity method of accounting. We intend to report our equity in earnings or loss of System1 on a three-month lag and we acquired our ownership interest on January 27, 2022. Accordingly, our net loss for the quarter ended March 31, 2022 does not include any equity in earnings or loss of System1.
Paysafe
Based on quoted market prices, the aggregate value of our ownership of Paysafe common stock was $202.6 million as of March 31, 2022 and the book value of our investment in Paysafe was $438.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our investment, as well as negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment of $236.0 million in the three months ended March 31, 2022 which is included in Recognized losses, net, on our Condensed Consolidated Statement of Operations. As a result of the impairment, the basis difference between the carrying value of our investment in Paysafe and the Company’s ratable portion of Paysafe’s net assets which was previously attributable to equity method goodwill was eliminated.
Equity Security Investments Without Readily Determinable Fair Values
We account for our ownership of preferred equity of QOMPLX and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of March 31, 2022 and December 31, 2021, we have $55.7 million recorded for our ownership of QOMPLX and certain other ownership interests, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets. We have not recorded any upward or downward adjustments to these ownership interests.

Note E — Notes Payable
Notes payable, net consists of the following:

	March 31, 2022	December 31, 2021
	(In millions)
2020 Margin Facility	$—	$—
2021 Restaurants Credit Facility	—	—
Brasada Interstate Loans	12.5	12.6
FNF Revolver	—	—
Other	2.8	3.8
Notes payable, total	$15.3	$16.4
Less: Notes payable, current	1.6	2.3
Notes payable, long term	$13.7	$14.1
At March 31, 2022, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC (“Borrower 1”), an indirect wholly-owned special purpose subsidiary of the Company, and Cannae Funding D, LLC (“Borrower 2” and, together with Borrower 1, the “Borrowers”), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the “2020 Margin Facility”) with the lenders from time to time party thereto and Royal Bank of Canada. The Company concurrently entered into a guaranty (the “Guaranty Agreement”) for the benefit of each of the lenders to the 2020 Margin Facility pro rata to their loan commitments, pursuant to which the Company absolutely, unconditionally and irrevocably guaranteed all of the Borrowers’ obligations under the 2020 Margin Facility for a period of up to one year after the later of (i) the conditions precedent to the obligations of the lenders under the Loan Agreement being met (the date when such conditions have been met, the “Closing Date”) or (ii) as relevant, additional collateral or additional loan commitments being provided. Under the 2020 Margin Facility, the Borrowers may initially borrow up to $100.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on the 36-month anniversary of the Closing Date. All outstanding amounts under the 2020 Margin Facility bear interest quarterly at a rate per annum equal to a three-month LIBOR rate plus an applicable margin. Interest will be payable in kind unless the Borrowers elect to pay interest in cash or a cumulative cap is exceeded. The Borrowers’ obligations under the 2020 Margin Facility will be secured by a first priority lien on (i) 6 million shares of Ceridian, which the Company contributed to Borrower 1, and (ii) 19 million shares of D&B, which the Company contributed to Borrower 2. The Borrowers may also, at their discretion, post up to an additional 4 million shares of Ceridian and/or 11 million shares of D&B as collateral for the revolving loans from time to time after the Closing Date, subject to certain notice, guaranty, average daily trading volume and other requirements. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian and D&B shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian and/or D&B shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
On August 16, 2021, the Borrowers entered into an amendment agreement to the 2020 Margin Facility, which increased the borrowing capacity of the 2020 Margin Facility by an additional $100.0 million and resulted in the transfer of 16 million additional shares of D&B to Borrower 2 as collateral. On December 10, 2021, the Borrowers entered into a second amendment agreement to the 2020 Margin Facility, which increased the borrowing capacity by an additional $100.0 million and released 1 million shares of Ceridian as collateral. As of December 31, 2021, the 2020 Margin Facility was secured by a first priority lien on 5 million shares of Ceridian and 35 million shares of D&B.
On January 20, 2022, the Borrowers entered into a third amendment agreement to the 2020 Margin Facility, which added 1 million shares of Ceridian as collateral, limited the collateral value of D&B shares to 1.5 times that of the Ceridian shares for purposes of calculating loan-to-value ratios, and decreased the threshold price of Ceridian shares and D&B shares.
As of March 31, 2022, there was no outstanding balance under the 2020 Margin Facility, $300.0 million of capacity under the 2020 Margin Facility with an option to increase the capacity to $500.0 million upon amendment, and the 2020 Margin Facility was secured by 6 million shares of Ceridian and 35 million shares of D&B.
Subsequent to March 31, 2022, we borrowed $60.0 million under the 2020 Margin Facility.
Restaurants Credit Facilities
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On December 31, 2021, 99 Restaurants, LLC and 99 West, LLC, both wholly-owned subsidiaries of 99 Restaurants, O'Charley's LLC, a wholly-owned subsidiary of O'Charley's and Restaurant Growth Services, LLC, a 65.4%-owned subsidiary of the Company (collectively, the "Restaurant Borrowers") entered into an amendment to the 99 Restaurants Credit Facility (the "2021 Restaurants Credit Facility"). The 2021 Restaurants Credit Facility principally provides for: (i) a revolving credit commitment of $25.0 million in the aggregate (the "Restaurant Revolver") and (ii) a sub-facility for an aggregate of $15.0 million of letters of credit. The 2021 Restaurants Credit Facility matures on December 31, 2026. The 2021 Restaurants Credit Facility is secured by certain assets of the Restaurant Borrowers and their subsidiaries and contains customary covenants and events of default.
As of March 31, 2022, there were no outstanding borrowings and there is $25.0 million of aggregate borrowing capacity under the Restaurant Revolver.
Brasada Interstate Loans
On January 29, 2016, FNF NV Brasada, LLC, an Oregon limited liability company and majority-owned subsidiary of Cannae ("NV Brasada"), entered into a credit agreement (the “Interstate Credit Agreement”) originally with Bank of the Cascades, and later assigned to First Interstate Bank, as lender. Subsequent to various amendments from 2016 through 2022, the Interstate Credit Agreement currently provides for (i) a $12.5 million acquisition loan (the "Acquisition Loan"), (ii) a $2.1 million construction loan ("C Note") and (iii) a $0.7 million line of credit loan (the "Interstate LOC" and collectively with the Acquisition Loan and C Note, the "Brasada Interstate Loans").
The Brasada Interstate Loans are secured by certain single-family residential lots that can be sold for construction, owned by NV Brasada, and certain other operating assets owned by NV Brasada. The Company does not provide any guaranty or stock pledge under the Interstate Credit Agreement.
As of March 31, 2022, the Acquisition Loan had $9.9 million outstanding and incurred interest at rates ranging from 2.41% to 4.51%; the C Note had $2.0 million outstanding and incurred interest at 2.48%; and the Interstate LOC had $0.7 million outstanding and incurred interest at 4.00%.
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
As of March 31, 2022, there was no outstanding balance under the FNF Revolver and there was $100.0 million remaining borrowing capacity.
Gross principal maturities of notes payable at March 31, 2022 are as follows (in millions):

2022 (remaining)	$1.5
2023	0.7
2024	0.9
2025	0.7
2026	10.5
Thereafter	1.5
Total	$15.8

Note F — Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of March 31, 2022 and December 31, 2021, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. The stay has subsequently been extended through May 10, 2022. The defendants will contest the remaining claims in the action vigorously.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2022 to determine the amount of the obligations. Purchase obligations as of March 31, 2022 are as follows (in millions):

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

2022 (remaining)	$78.3
2023	8.9
2024	6.4
2025	6.4
2026	4.5
Thereafter	0.8
Total purchase commitments	$105.3

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As a result of the Optimal Blue Disposition, Optimal Blue is no longer a reportable segment. As a result, the segment table for the three months ended March 31, 2021 has been retrospectively revised to remove Optimal Blue as a reportable segment.
As of and for the three months ended March 31, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$162.1	$—	$—	$—	$—	$—	$—	$162.1
Other operating revenues	—	536.0	371.6	864.0	157.0	5.3	(1,928.6)	5.3
Revenues from external customers	162.1	536.0	371.6	864.0	157.0	5.3	(1,928.6)	167.4
Interest, investment and other income, including recognized gains (losses), net	(0.6)	(9.0)	64.1	86.0	—	(264.6)	(141.1)	(265.2)
Total revenues, other income and realized gains (losses), net	161.5	527.0	435.7	950.0	157.0	(259.3)	(2,069.7)	(97.8)
Depreciation and amortization	5.3	149.4	64.0	96.0	15.4	0.5	(324.8)	5.8
Interest expense	(1.1)	(47.2)	(21.5)	(29.0)	(13.9)	(1.3)	111.6	(2.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(5.3)	(39.8)	71.5	97.0	(16.2)	(337.9)	(112.5)	(343.2)
Income tax (benefit) expense	(0.7)	(9.3)	(19.0)	25.0	—	(61.2)	3.3	(61.9)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(4.6)	(30.5)	90.5	72.0	(16.2)	(276.7)	(115.8)	(281.3)
Equity in earnings (losses) of unconsolidated affiliates	0.1	0.7	—	—	—	30.9	0.2	31.9
Net (loss) earnings from continuing operations	$(4.5)	$(29.8)	$90.5	$72.0	$(16.2)	$(245.8)	$(115.6)	$(249.4)
Assets	$370.0	$9,857.2	$7,267.2	$10,988.0	$1,911.8	$3,122.7	$(30,024.2)	$3,492.7
Goodwill	53.4	3,475.4	3,650.0	3,638.0	971.1	—	(11,734.5)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2021:

	Restaurant Group	Dun & Bradstreet	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$167.3	$—	$—	$—	$—	$167.3
Other operating revenues	—	504.5	131.0	4.6	(635.5)	4.6
Revenues from external customers	167.3	504.5	131.0	4.6	(635.5)	171.9
Interest investment and other income (expense), including recognized gains and losses, net	0.2	6.9	—	(311.8)	(6.9)	(311.6)
Total revenues, other income and realized gains (losses), net	167.5	511.4	131.0	(307.2)	(642.4)	(139.7)
Depreciation and amortization	7.2	149.7	17.2	0.7	(166.9)	7.9
Interest expense	(2.4)	(48.9)	(11.2)	0.3	60.1	(2.1)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(8.0)	(33.7)	(13.7)	(341.7)	47.4	(349.7)
Income tax (benefit) expense	—	(9.8)	—	(62.0)	9.8	(62.0)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(8.0)	(23.9)	(13.7)	(279.7)	37.6	(287.7)
Equity in earnings (losses) of unconsolidated affiliates	—	0.6	—	66.2	(12.9)	53.9
Net (loss) earnings from continuing operations	$(8.0)	$(23.3)	$(13.7)	$(213.5)	$24.7	$(233.8)
Assets	$503.5	$9,924.9	$1,742.3	$3,801.9	$(11,667.2)	$4,305.4
Goodwill	53.4	3,318.2	850.8	—	(4,169.0)	53.4
The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively. This segment also includes the operations of Legendary Baking and VIBSQ Holdco, LLC ("VIBSQ") prior to their respective sales in 2021. During the three months ended March 31, 2022, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material interest in Legendary Baking and VIBSQ.
•Dun & Bradstreet. This segment consists of our 20.3% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2021 contained hundreds of millions of business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our ownership interest in Dun & Bradstreet and related accounting.
•Alight. This segment consists of our 9.7% ownership interest in Alight. Alight is a leading cloud-based provider of integrated digital human capital and business solutions. Alight has an unwavering belief that a company’s success starts with its people, and its solutions connect human insights with technology. Leveraging artificial intelligence and data analytics, Alight provide an integrated, personalized experience for employees using technology-driven solutions that unlock value for employers. Alight's mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. Our chief operating decision maker reviews the full financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Alight on a three-month lag and we acquired our ownership interest on July 2, 2021. Accordingly, our net earnings and the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

segment table above, respectively, for the three months ended March 31, 2022, include our equity in Alight’s earnings and complete results of Alight, respectively, for the three months ended December 31, 2021.
•Paysafe. This segment consists of our 8.3% ownership interest in Paysafe. Paysafe provides payment solutions through several business lines. These business lines are focused on card not present and card present solutions for small to medium size business merchants, wallet based online payment solutions through Skrill and NETELLER brands and solutions that enable consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the three months ended March 31, 2022, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three months ended December 31, 2021.
•AmeriLife. This segment consists of our 19.6% ownership interest in AmeriLife, which we acquired on March 18, 2020. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations. AmeriLife exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of AmeriLife for purposes of assessing performance and allocating resources. Thus, we consider AmeriLife a reportable segment and have included the results of operations of AmeriLife in the tables above. We account for our investment in AmeriLife as an equity method investment, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of AmeriLife's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of AmeriLife on a three-month lag. Our net earnings and the segment tables above, respectively, for the three months ended March 31, 2022 and 2021 includes our equity in AmeriLife’s losses and the complete results of AmeriLife, respectively, for the three months ended December 31, 2021 and 2020, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.

Note H — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2022	2021
	(In millions)
Cash paid during the period:
Interest	$1.7	$1.3
Income taxes	0.4	—
Operating leases	9.1	10.2
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	435.0	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19"); risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") and other filings with the SEC.

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
Restaurant Group. The restaurant industry is characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales. The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for approximately half of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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
COVID-19. As described in our Annual Report, pandemics and other health emergencies such as the outbreak of COVID-19 may impact the operations and results of our various businesses. The outbreak of COVID-19 in early 2020 and the associated government and social response adversely affected our Restaurant Group brands' guest traffic, sales and operating costs in fiscal years 2020 and into 2021. While we believe the operations of our businesses are no longer being materially, adversely impacted by COVID-19, if another variant of COVID-19 results in government and social responses similar to those experienced with the initial outbreak of COVID-19 in 2020, our results of operations may be adversely impacted again in the future.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The Critical Accounting Policies and Estimates disclosed in Item 7 of our Annual Report are hereby incorporated by reference. Other than as described below, there have been no changes to our critical accounting policies and estimates.
Investments in unconsolidated affiliates. On an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-

temporarily below our recorded book value of the investment. Factors considered when determining whether a decline in the fair value of an investment is other-than-temporary include, but are not limited to: the length of time and the extent to which the market value has been less than book value, the financial condition and near-term prospects of the investee, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.
As of March 31, 2022, the fair value of our investment in Paysafe based on quoted market prices was $202.6 million and the book value of our investment in Paysafe was $438.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our investment, as well as negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment of $236.0 million in the three months ended March 31, 2022 which is included in Recognized losses, net, on our Condensed Consolidated Statement of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2022	2021
	(Dollars in millions)
Revenues:
Restaurant revenue	$162.1	$167.3
Other operating revenue	5.3	4.6
Total operating revenues	167.4	171.9
Operating expenses:
Cost of restaurant revenue	145.4	147.7
Personnel costs	21.1	12.0
Depreciation and amortization	5.8	7.9
Other operating expenses	70.7	40.3
Total operating expenses	243.0	207.9
Operating loss	(75.6)	(36.0)
Other income (expense):
Interest, investment and other income	—	0.9
Interest expense	(2.4)	(2.1)
Recognized losses, net	(265.2)	(312.5)
Total other expense	(267.6)	(313.7)
Loss before income taxes and equity in earnings of unconsolidated affiliates	(343.2)	(349.7)
Income tax benefit	(61.9)	(62.0)
Loss before equity in earnings of unconsolidated affiliates	(281.3)	(287.7)
Equity in earnings of unconsolidated affiliates	31.9	53.9
Net loss	(249.4)	(233.8)
Less: Net loss attributable to non-controlling interests	(1.8)	(0.7)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(247.6)	$(233.1)
 Revenues
Total revenues decreased $4.5 million, or 2.6%, in the three months ended March 31, 2022 compared to the corresponding period in 2021.
The change in revenues and net loss is discussed in further detail at the segment level below.
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
Other operating expenses include management fees, carried interest fees, professional fees, advertising costs, travel expenses and impairments of operating assets.
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment as well as amortization of intangible assets.
Pre-Tax Loss.
Loss before income taxes and equity in earnings of unconsolidated affiliates increased $6.5 million, or 1.9%, in the three months ended March 31, 2022 compared to the corresponding period in 2021.
The change in revenues, expenses and pre-tax loss is discussed in further detail at the segment level below.
Income Taxes.
Income tax benefit was $61.9 million and $62.0 million in the three-month periods ended March 31, 2022 and 2021, respectively. Our effective tax rate was 18.0% and 17.7% in the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in all periods presented is primarily attributable to the varying impact of equity in earnings of unconsolidated affiliates on loss before taxes.
Equity in Earnings of Unconsolidated Affiliates.
Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Dun & Bradstreet	$(7.5)	(6.4)
Paysafe/FTAC II Sponsor (1)	6.8	66.8
Alight/FTAC Sponsor	6.7	—
System1/Trebia Sponsor (2)	12.8	—
Optimal Blue	(1.3)	(4.0)
AmeriLife	(5.1)	(5.9)
Sightline	(4.3)	—
Other	23.8	3.4
Total	$31.9	$53.9
_____________________________________
(1) The amount for the quarter ended March 31, 2021 represents the Company's equity in earnings of FTAC II Sponsor only.
(2) The amount for the quarter ended March 31, 2022 represents the Company's equity in earnings of Trebia Sponsor only.
Other equity in earnings of unconsolidated affiliates in the three months ended March 31, 2022 from the table above includes $23.9 million for our investment in Triple Tree Holdings which was primarily driven by its sale of its investment banking business.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2022	2021
	(In millions)
Revenues:
Restaurant revenue	$162.1	$167.3
Total operating revenues	162.1	167.3
Operating expenses:
Cost of restaurant revenue	145.4	147.7
Personnel costs	6.2	8.2
Depreciation and amortization	5.3	7.2
Other operating expenses	8.8	10.0
Total operating expenses	165.7	173.1
Operating loss	(3.6)	(5.8)
Other income (expense):
Interest expense	(1.1)	(2.4)
Recognized (losses) gains, net	(0.6)	0.2
Total other expense	(1.7)	(2.2)
Loss before income taxes and equity in earnings of unconsolidated affiliates	$(5.3)	$(8.0)
Total revenues for the Restaurant Group segment decreased $5.2 million, or 3.1%, in the three months ended March 31, 2022 compared to the corresponding period in 2021. The decrease was primarily driven by decreased revenue related to our sale of Village Inn, Baker's Square, and Legendary Baking concepts subsequent to the prior year period. The decrease was partially offset by an overall increase in comparable store sales.
Revenue associated with our Legendary Baking, Village Inn, and Baker's Square brands was $8.8 million, $7.1, and $3.6 million, respectively, in the three months ended March 31, 2021.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands (decreased) increased by (0.1)% and 25.3%, respectively, in the three months ended March 31, 2022 compared to the comparable period in 2021. The decrease in 2022 for our O'Charley's brand is primarily attributable to a decrease in guest counts, mostly offset by an increase in the average amount spent by customers each visit. The increase in 2022 for our 99 Restaurants brand is primarily attributable to increased guest counts and an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 89.7% and 88.3% in the three months ended March 31, 2022 and 2021, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the three months ended March 31, 2022 compared to the comparable period in 2021 is primarily attributable to increased costs of labor, food and supplies.
Personnel costs, Depreciation and amortization, and Other operating expense decreased $2.0 million, $1.9 million, and $1.2 million, respectively, in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease in these expenses is primarily attributable to the sale of Legendary Baking, Village Inn, and Baker's Square brands subsequent to March 31, 2021.
Loss before income taxes decreased by $2.7 million, or 33.8%, in the three months ended March 31, 2022 from the corresponding period in 2021. The change in income was primarily attributable to the factors discussed above.

Dun & Bradstreet
As of March 31, 2022, we own approximately 20.3% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	Three months ended March 31,
	2022	2021
	(In millions)
Total revenues	$536.0	$504.5
Loss before income taxes	(39.8)	(33.7)
Net loss	(29.8)	(23.3)
Net income attributable to noncontrolling interest	(1.5)	(1.7)
Loss attributable to Dun & Bradstreet	(31.3)	(25.0)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
On July 2, 2021, we closed on the acquisition of our 10% ownership interest in Alight. We account for our ownership of Alight under the equity method of accounting and report our equity in earnings or loss of Alight on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the quarter ended March 31, 2022 includes our equity in Alight’s earnings for the quarter ended December 31, 2021.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

Three months ended December 31,
2021
(In millions)
Total revenues	$864.0
Operating income	40.0
Net income attributable to Alight	72.0
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Paysafe
On March 30, 2021, we closed on the acquisition of our 8.3% ownership interest in Paysafe. We account for our ownership of Paysafe under the equity method of accounting and report our equity in the earnings or loss of Paysafe on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the quarter ended March 31, 2022 includes our equity in Paysafe’s earnings for the for the quarter ended December 31, 2021.

Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

Three months ended December 31,
2021
(In millions)
Total revenues	$371.6
Operating income	29.0
Net income	90.5
Less: net income attributable to noncontrolling interest	0.2
Net income attributable to Paysafe	90.3
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2022	2021
	(In millions)
Revenues:
Other operating revenue	$5.3	$4.6
Operating expenses:
Personnel costs	14.9	3.8
Depreciation and amortization	0.5	0.7
Other operating expenses	61.9	30.3
Total operating expenses	77.3	34.8
Operating loss	(72.0)	(30.2)
Other income (expense):
Interest, investment and other income	—	0.9
Interest expense	(1.3)	0.3
Recognized losses, net	(264.6)	(312.7)
Total other expense	(265.9)	(311.5)
Loss before income taxes and equity in earnings of unconsolidated affiliates	$(337.9)	$(341.7)
Personnel costs increased $11.1 million in the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in the three month period was primarily driven by $10.9 million in investment success bonuses paid in the 2022 period related to our sales of shares of Ceridian compared to no such expense in the 2021 period.
Other operating expenses increased by $31.6 million in the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily driven by management fees and carried interest incurred with our Manager of $10.6 million and $45.2 million, respectively, for the three months ended March 31, 2022 compared with $7.6 million and $17.1 million, respectively, for the same period in 2021. The carried interest for the three months ended March 31, 2022 was attributable to the Optimal Blue Disposition and the amount for the three months ended March 31, 2021 was for our distributions from the Senator JV. Of the total carried interest expense related to the Optimal Blue Disposition, $31.8 million was paid in D&B stock.
Recognized losses, net, decreased $48.1 million in the three months ended March 31, 2022 compared to the corresponding period in 2021. The decrease in the three months ended March 31, 2022 is primarily attributable to the $313.0 million gain on the sale of Optimal Blue recorded in the three months ended March 31, 2022. This was partially offset by the $236.0 million impairment recorded on our investment in Paysafe in the three months ended March 31, 2022 and increased losses on equity securities in the three months ended March 31, 2022 compared to the corresponding period in 2021. See Note D for further information on recognized gains and losses on equity securities.
Loss before income taxes decreased $3.8 million in the three months ended March 31, 2022 compared to the corresponding period in 2021. The decrease earnings was primarily attributable to the factors noted above.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, the AAII FPA, and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of March 31, 2022, we had cash and cash equivalents of $50.7 million, of which $21.3 million was cash held by the corporate holding company, and $300.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $200.0 million of borrowing capacity by amending our 2020 Margin Facility. Subsequent to March 31, 2022, we borrowed $60.0 million under the 2020 Margin Facility.
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
We are focused on evaluating our assets and ownership interests as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including future acquisitions, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Operating Cash Flow. Our cash flows (used in) provided by operations for the three months ended March 31, 2022 and 2021 totaled $(38.5) million and $6.0 million, respectively. The increase in cash used in (decrease in cash provided by) operations of $(44.5) million is primarily attributable to the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the three months ended March 31, 2022 and 2021 were $65.8 million and $(282.8) million, respectively. The increase in cash provided (decrease in cash used in) by investing activities of $348.6 million in the 2022 period from the 2021 period is primarily attributable to proceeds from sales of investments, net of new and additional investments in unconsolidated affiliates in the 2022 period compared to the 2021 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $4.0 million and $1.9 million for the three-month periods ended March 31, 2022 and 2021, respectively. The capital expenditures in 2022 and 2021 primarily consisted of purchases of equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2022 and 2021 were $62.4 million and $4.1 million, respectively. The increase in cash used in financing activities of $58.3 million is primarily attributable to increased treasury repurchases of $61.1 million in the three months ended March 31, 2022, partially offset by an increase in debt, net of paydowns, of $3.1 million in the three months ended March 31, 2022.
Financing Arrangements. For a description of our financing arrangements, see Note E included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2021 included in our Annual Report.
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

Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2022 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,932.0 million as of March 31, 2022.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of March 31, 2022, our required annual payments relating to these contractual obligations were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Operating lease payments	$27.7	$33.8	$25.5	$22.2	$20.3	$132.7	$262.2
Unconditional purchase obligations	78.3	8.9	6.4	6.4	4.5	0.8	105.3
Notes payable	1.5	0.7	0.9	0.7	10.5	1.5	15.8
Management fees payable to Manager	31.9	42.5	35.4	—	—	—	109.8
Restaurant Group financing obligations	2.2	2.9	2.5	2.2	2.3	11.0	23.1
Total	$141.6	$88.8	$70.7	$31.5	$37.6	$146.0	$516.2

See Note A and Note C to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our commitment to fund the Austerlitz II FPA.
Capital Stock Transactions. Effective February 26, 2021, our Board authorized a three-year stock repurchase program, (the "2021 Repurchase Program"), under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
We repurchased 2,000,000 shares of CNNE common stock during the three months ended March 31, 2022 for approximately $54.0 million in the aggregate, or an average of $26.98 per share. Since the original commencement of the 2021 Repurchase Program through market close on March 31, 2022, we repurchased a total of 2,516,584 common shares for approximately $72.5 million in the aggregate, or an average of $28.81 per share.
Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
1/1/2022 - 1/31/2022	400,000		$34.97	400,000	9,083,416
2/1/2022 - 2/28/2022	300,000		26.33	300,000	8,783,416
3/1/2022 - 3/31/2022	1,300,000		24.67	1,300,000	7,483,416
Total	2,000,000	(1)	$26.98	2,000,000
(1)    1,000,000 shares were purchased from FNF in a privately negotiated transaction for an aggregate amount of $24.0 million.
(2)    On March 1, 2021, our Board of Directors approved the 2021 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through February 26, 2024.
(3)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

2.1
Purchase Agreement, dated as of February 15, 2022, by and among Black Knight, Optimal Blue I, Cannae, THL, Optimal Blue Holdco and Black Knight Tech (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2022).

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

Date:	May 9, 2022	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)