Form 10-Q
period 2022-06-30
Cannae Holdings, Inc.
filed 2022-08-08
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 29, 2022 there were 80,140,436 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2022
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$100.6	$85.8
Other current assets	28.0	35.8
Total current assets	128.6	121.6
Investments in unconsolidated affiliates	2,309.6	2,261.3
Equity securities, at fair value	282.5	1,045.1
Lease assets	163.3	172.0
Property and equipment, net	91.6	100.6
Deferred tax asset	85.8	—
Goodwill	53.4	53.4
Other intangible assets, net	25.2	26.9
Other long term investments and non-current assets	48.1	108.7
Total assets	$3,188.1	$3,889.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$76.9	$105.6
Income taxes payable	59.3	24.7
Lease liabilities, current	23.5	23.8
Deferred revenue	16.1	23.1
Notes payable, current	10.8	2.3
Total current liabilities	186.6	179.5
Lease liabilities, long term	156.5	166.1
Notes payable, long term	95.9	14.1
Deferred tax liability	—	143.8
Accounts payable and other accrued liabilities, long term	43.0	45.0
Total liabilities	482.0	548.5
Commitments and contingencies - see Note F
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2022 and December 31, 2021; outstanding of 80,140,436 and 86,886,034 shares as of June 30, 2022 and December 31, 2021, respectively, and issued of 92,490,514 and 92,460,514 shares as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2022 and December 31, 2021	—	—
Retained earnings	1,131.9	1,642.8
Additional paid-in capital	1,913.5	1,888.3
Less: Treasury stock, 12,350,078 and 5,574,480 shares as of June 30, 2022 and December 31, 2021, respectively, at cost	(327.2)	(188.6)
Accumulated other comprehensive loss	(14.8)	(7.2)
Total Cannae shareholders' equity	2,703.4	3,335.3
Noncontrolling interests	2.7	5.8
Total equity	2,706.1	3,341.1
Total liabilities and equity	$3,188.1	$3,889.6
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenues:
Restaurant revenue	$166.7	$189.9	$328.8	$357.2
Other operating revenue	7.8	12.5	13.1	17.1
Total operating revenues	174.5	202.4	341.9	374.3
Operating expenses:
Cost of restaurant revenue	147.9	160.3	293.3	308.0
Personnel costs	16.0	24.4	37.1	36.4
Depreciation and amortization	6.2	6.4	12.0	14.3
Other operating expenses	31.4	47.5	102.1	87.8
Total operating expenses	201.5	238.6	444.5	446.5
Operating loss	(27.0)	(36.2)	(102.6)	(72.2)
Other income (expense):
Interest, investment and other income	0.1	0.5	0.1	1.4
Interest expense	(2.6)	(2.5)	(5.0)	(4.6)
Recognized (losses) gains, net	(193.6)	274.0	(458.8)	(38.5)
Total other (expense) income	(196.1)	272.0	(463.7)	(41.7)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	(223.1)	235.8	(566.3)	(113.9)
Income tax (benefit) expense	(66.5)	49.3	(128.4)	(12.7)
(Loss) earnings before equity in (losses) earnings of unconsolidated affiliates	(156.6)	186.5	(437.9)	(101.2)
Equity in (losses) earnings of unconsolidated affiliates	(108.0)	(8.8)	(76.1)	45.1
Net (loss) earnings	(264.6)	177.7	(514.0)	(56.1)
Less: Net (loss) earnings attributable to noncontrolling interests	(1.3)	1.3	(3.1)	0.6
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(263.3)	$176.4	$(510.9)	$(56.7)
Earnings per share
Basic
Net (loss) earnings per share	$(3.15)	$1.94	$(6.03)	$(0.62)
Diluted
Net (loss) earnings per share	$(3.15)	$1.94	$(6.03)	$(0.62)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	83.5	90.7	84.7	91.1
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	83.5	90.8	84.7	91.2
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) earnings	$(264.6)	$177.7	$(514.0)	$(56.1)
Other comprehensive loss, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	—	—	0.5
Unrealized (losses) gains of investments in unconsolidated affiliates (2)	(6.4)	1.9	(7.6)	(2.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	—	(10.9)	—	(10.9)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (4)	—	1.9	—	2.2
Other comprehensive loss	(6.4)	(7.1)	(7.6)	(10.9)
Comprehensive (loss) earnings	(271.0)	170.6	(521.6)	(67.0)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(1.3)	1.3	(3.1)	0.6
Comprehensive (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(269.7)	$169.3	$(518.5)	$(67.6)
_________________________________

(1)Net of income tax expense of $0.1 million for the six months ended June 30, 2021.
(2)Net of income tax (benefit) expense of $(1.7) million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $(2.0) million and $(0.7) million for the six months ended June 30, 2022 and 2021, respectively.
(3)Net of income tax benefit of $2.9 million for the three and six months ended June 30, 2021.
(4)Net of income tax expense of $0.5 million and $0.6 million for the three and six months ended June 30, 2021.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2021	92.4	$—	$1,878.3	$1,696.7	$(8.7)	0.7	$(21.1)	$5.1	$3,550.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	1.9	—	—	—	1.9
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.9)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	1.9	—	—	—	1.9
Treasury stock repurchases	—	—	—	—	—	2.5	(89.7)	—	(89.7)
Stock-based compensation, consolidated subsidiaries	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation, unconsolidated affiliates	—	—	1.9	—	—	—	—	—	1.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net earnings	—	—	—	176.4	—	—	—	1.3	177.7
Balance, June 30, 2021	92.4	$—	$1,880.8	$1,873.1	$(15.8)	3.2	$(110.8)	$6.2	$3,633.5

Balance, March 31, 2022	92.5	$—	$1,894.4	$1,395.2	$(8.4)	7.6	$(242.5)	$4.0	$3,042.7
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.4)	—	—	—	(6.4)
Treasury stock repurchases	—	—	—	—	—	4.8	(84.7)	—	(84.7)
Stock-based compensation, consolidated subsidiaries	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	18.7	—	—	—	—	—	18.7
Net loss	—	—	—	(263.3)	—	—	—	(1.3)	(264.6)
Balance, June 30, 2022	92.5	$—	$1,913.5	$1,131.9	$(14.8)	12.4	$(327.2)	$2.7	$2,706.1

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.5	—	—	—	0.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.7)	—	—	—	(2.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.9)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	2.2			—	2.2
Treasury stock repurchases	—	—	—	—	—	2.5	(89.7)	—	(89.7)
Stock-based compensation, consolidated subsidiaries	—	—	1.3	—	—	—	—	—	1.3
Stock-based compensation, unconsolidated affiliates	—	—	3.7	—	—	—	—	—	3.7
Net (loss) earnings	—	—	—	(56.7)	—	—	—	0.6	(56.1)
Balance, June 30, 2021	92.4	$—	$1,880.8	$1,873.1	$(15.8)	3.2	$(110.8)	$6.2	$3,633.5

Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(7.6)	—	—	—	(7.6)
Treasury stock repurchases	—	—	—	—	—	6.8	(138.6)	—	(138.6)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation, unconsolidated affiliates	—	—	24.5	—	—	—	—	—	24.5
Net loss	—	—	—	(510.9)	—	—	—	(3.1)	(514.0)
Balance, June 30, 2022	92.5	$—	$1,913.5	$1,131.9	$(14.8)	12.4	$(327.2)	$2.7	$2,706.1

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,

	2022	2021

Cash flows from operating activities:
Net loss	$(514.0)	$(56.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12.0	14.3
Equity in earnings of unconsolidated affiliates	76.1	(45.1)
Distributions from investments in unconsolidated affiliates	14.7	5.1
Recognized losses and asset impairments, net	459.8	38.5
Lease asset amortization	10.3	10.6
Stock-based compensation cost	0.7	1.3
Non-cash carried interest expense	31.8	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in other assets	11.9	31.3
Net decrease in lease liabilities	(12.4)	(12.7)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	(30.8)	23.7
Net change in income taxes	(193.1)	(78.1)
Net cash used in operating activities	(133.0)	(67.2)
Cash flows from investing activities:
Proceeds from partial sale of Ceridian shares	285.7	175.0
Proceeds from partial sale of D&B shares	—	186.0
Additions to property and equipment and other intangible assets	(7.6)	(4.9)
Collections of notes receivable	0.9	1.6
Additions to notes receivable	—	(12.5)
Proceeds from sales of property and equipment	—	10.3
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	172.6	2.5
Investment in System1	(246.5)	—
Investment in Paysafe, net of subscription fees earned	—	(494.4)
Investments in Alight, net of subscription fees earned	—	(400.0)
Purchase of AAII Warrants	—	(29.6)
Additional investments in unconsolidated affiliates	—	(38.4)
Cash proceeds from settlement of fixed maturity securities and equity in Colt	—	38.7
Purchases of other long term investments	(3.4)	—
Distributions from investments in unconsolidated affiliates	—	281.1
Net other investing activities	—	2.6
Net cash provided by (used in) investing activities	201.7	(282.0)
Cash flows from financing activities:
Borrowings	305.7	6.7
Debt service payments	(213.8)	(19.0)
Sale of noncontrolling interest in consolidated subsidiary	—	0.1
Treasury stock repurchases	(145.8)	(88.0)
Net cash used in financing activities	(53.9)	(100.2)
Net increase (decrease) in cash and cash equivalents	14.8	(449.4)
Cash and cash equivalents classified as held for sale	—	(4.1)
Cash and cash equivalents at beginning of period	85.8	724.7
Cash and cash equivalents at end of period	$100.6	$271.2
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of June 30, 2022 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Alight, Inc. ("Alight"), Paysafe Limited ("Paysafe"), Sightline Payments Holdings, LLC ("Sightline" or "Sightline Payments"), System1, Inc. ("System1") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); various other controlled portfolio companies and certain minority equity ownership interests.
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
All intercompany profits, transactions and balances have been eliminated. Our ownership interests in non-majority-owned partnerships and affiliates are accounted for under the equity method of accounting or as equity securities. Earnings attributable to noncontrolling interests recorded on the Condensed Consolidated Statements of Operations represents the portion of our majority-owned subsidiaries' net earnings or loss that is owned by noncontrolling shareholders of such subsidiaries. Noncontrolling interest recorded on the Condensed Consolidated Balance Sheets represents the portion of equity owned by noncontrolling shareholders in our consolidated subsidiaries.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In May 2022 and June 2022, we completed the sale of an additional 2.0 million shares of common stock of Ceridian on the open market. In connection with such sales, we received proceeds of $112.5 million.
We owned 6.0 million shares of Ceridian common stock as of June 30, 2022, which represented approximately 3.9% of its outstanding stock as of June 30, 2022.
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
In April 2022 and May 2022, we sold an aggregate of 1.7 million shares of System1 common stock for aggregate proceeds of $22.7 million.
We account for our direct ownership of the common equity of System1 under the equity method of accounting. See Note D for further discussion of our accounting for our ownership of the common equity of System1.
As of the date of this Quarterly Report, we directly and indirectly own 27.2 million shares of System1 common stock representing an approximate 24.2% ownership interest.
Optimal Blue
On February 15, 2022, we completed the disposition (the "Optimal Blue Disposition") of our ownership interests in Optimal Blue Holdco, LLC ("Optimal Blue") to Black Knight, Inc. ("Black Knight") pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, Cannae received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of Dun & Bradstreet. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue. We recorded a gain of $313.0 million on the sale which is included in Recognized gains (losses), net on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2022.
Dun & Bradstreet
On February 15, 2022, we received 21.8 million shares of D&B as partial consideration for the Optimal Blue Disposition. Subsequently, we transferred to our Manager 1.6 million of the D&B shares we received as part of our carried interest paid related to the Optimal Blue Disposition. Following the receipt of these additional shares of D&B and payment of carried interest, we owned 88.3 million shares of D&B which represented approximately 20.3% of its outstanding common stock as of June 30, 2022. See Note D for further discussion of our accounting for our increased ownership interest in D&B.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Subsequent to June 30, 2022, we completed the sale of 9.2 million shares of common stock of D&B to a broker pursuant to Rule 144. In connection with the sale, we received proceeds of $127.2 million.
Alight
In March 2022, the sponsor of Foley Trasimene Acquisition Corp. ("FTAC") distributed all of its interest in Alight to its limited partners, including Cannae. As a result, Cannae now directly holds all of its interest in common equity of Alight. As of June 30, 2022, Cannae directly holds approximately 9.7% of the outstanding common equity of Alight.
AmeriLife
In June 2022, AmeriLife announced an investment from Genstar Capital, a leading private equity firm. We expect to receive cash proceeds for a portion of our ownership interest in AmeriLife in the second half of 2022 and to retain a portion of our ownership interest.
Other Developments
Effective February 26, 2021, our Board authorized a three-year stock repurchase program (the "2021 Repurchase Program") under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the six months ended June 30, 2022, we repurchased 6,775,598 shares of CNNE common stock for approximately $138.6 million in the aggregate, or an average of $20.46 per share, pursuant to the 2021 Repurchase Program, of which 5,775,598 shares were repurchased from Fidelity National Financial, ("FNF") for an aggregate amount of $108.7 million.
On August 3, 2022, our Board authorized a new three-year stock repurchase program, (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
As previously disclosed on June 24, 2022, we signed a non-binding letter of intent to invest in Eagle Football Holdings LLC ("Eagle"). Cannae and other third-party investors intend to each make an investment in Eagle in a form to be negotiated by all parties and subject to final documentation. The investment will be used to acquire soccer clubs and to establish Eagle as a leading multi-club owner and operator of global football clubs. In connection with the contemplated investment in Eagle, Cannae provided a debt commitment letter to John Textor, an individual, pursuant to which Cannae committed to provide a credit facility of up to a maximum principal amount of €523.0 million (the "Eagle Commitment") in connection with Eagle’s contemplated acquisition of equity interests in Olympique Lyonnais Groupe SA ("Olympique Lyonnais"). The credit facility will be secured by Mr. Textor’s and/or Eagle’s interest in the Olympique Lyonnais and Palace Holdco UK Limited (parent entity of Crystal Palace Football Club), and personally guaranteed by Mr. Textor. Some or all of the credit facility may be converted into equity in Eagle on terms to be agreed. If the credit facility is funded, Cannae expects to syndicate a substantial majority of its commitment to third-party investors.
Related Party Transactions
During the three and six months ended June 30, 2022, we incurred $10.6 million and $21.2 million, respectively, of management fee expenses payable to our Manager, and during the three and six months ended June 30, 2021, we incurred $8.2 million and $15.7 million, respectively, of management fee expenses payable to our Manager. During the three and six months ended June 30, 2022, we incurred $2.2 million and $47.4 million, respectively, of carried interest expense related to disposition of certain of the Company's assets and ownership interests. During the three and six months ended June 30, 2021, we incurred $20.3 million and $37.4 million, respectively, of carried interest expense related to monetization of certain Company's investments. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2022, there were 0.1 million antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2021, there were no antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 29.8% and 20.9% in the three months ended June 30, 2022 and 2021, respectively, and 22.7% and 11.2% in the six months ended June 30, 2022 and 2021, respectively. The change in the effective tax rate in the three and six-month period ended June 30, 2022 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in (losses) earnings of unconsolidated affiliates on income tax (benefit) expense.
We have a Deferred tax asset of $85.8 million as of June 30, 2022 and liability of $143.8 million as of December 31, 2021. The $229.6 million change in deferred taxes in the six months ended June 30, 2022 is primarily attributable to the sales of Ceridian shares during the six months ended June 30, 2022, the mark to market losses recorded on Ceridian and other securities, and the impairment recorded to the value of our ownership in Paysafe.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Condensed Consolidated Financial Statements.
Change in Accounting Principle
We historically accounted for our investment and proportionate share of losses in Alight utilizing a three-month reporting lag due to timeliness considerations. In the second quarter of 2022, the Company was able to obtain financial information for Alight on a more timely basis and began recording our investment in Alight on a current basis as opposed to the previous three-month lag. The elimination of the three-month reporting lag for our equity investment in Alight did not result in any material adjustments to the current or prior periods.

Note B — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended June 30,		Six months ended June 30,
		2022	2021	2022	2021
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$166.5	$180.5	$328.2	$338.6
Bakery sales	Restaurant Group	—	8.4	0.3	16.6
Franchise and other	Restaurant Group	0.2	1.0	0.3	2.0
Total restaurant revenue		166.7	189.9	328.8	357.2
Other operating revenue:
Real estate and resort	Corporate and other	7.7	11.5	12.6	15.6
Other	Corporate and other	0.1	1.0	0.5	1.5
Total other operating revenue		7.8	12.5	13.1	17.1
Total operating revenues		$174.5	$202.4	$341.9	$374.3

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30,	December 31,
	2022	2021
	(In millions)
Trade receivables, net	$7.3	$17.7
Deferred revenue (contract liabilities)	16.1	23.1
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $5.2 million and $7.6 million, respectively, was recognized in the three and six months ended June 30, 2022 that was included in Deferred revenue at the beginning of the period. Revenue of $5.3 million and $9.4 million, respectively, was recognized in the three and six months ended June 30, 2021 that was included in Deferred revenue at the beginning of the period.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$282.5	$—	$—	$282.5
Total equity securities	282.5	—	—	282.5
Other noncurrent assets:
Paysafe Warrants	2.2	—	—	2.2
AAII Warrants	—	2.4	—	2.4
Total other noncurrent assets	2.2	2.4	—	4.6
Total Assets	$284.7	$2.4	$—	$287.1

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
Other	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
S1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total assets	$1,050.0	$31.3	$0.5	$1,081.8
AAII Warrants
The AAII Warrants are accounted for at fair value pursuant to ASC Topic 815 Derivatives and Hedging. These private placement warrants are valued using the trading price of AAII's publicly traded warrants (NYSE: ASZ-WT) and are considered a Level 2 fair value measurement.
The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis (in millions).

	Three Months Ended June 30, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.8	$13.9	$0.7	$36.1	$86.5
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Net valuation (loss) gain included in earnings (1)	—	(5.8)	7.2	(11.4)	(10.0)
Fair value, end of period	$—	$8.1	$7.9	$24.7	$40.7

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Six Months Ended June 30, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	$340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Settlement of corporate debt securities	(37.3)	—	—	—	(37.3)
Net valuation (loss) gain included in earnings (1)	—	(27.4)	16.8	(4.9)	(15.5)
Reclassification to investments in unconsolidated affiliates and warrants	—	(100.6)	(178.5)	—	(279.1)
Purchase of AAII Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Fair value, end of period	$—	$8.1	$7.9	$24.7	$40.7
____________________________________
(1) Included in Recognized gains and (losses), net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of or for the six months ended June 30, 2022.
Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. There were no transfers between Level 2 and Level 3 in the three and six months ended June 30, 2022 and 2021.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the six months ended June 30, 2021 relate to fixed maturity securities that are considered Level 3 fair value measures.
Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note E.
Note D — Investments
Equity Securities
Gains (losses) on equity securities included in Recognized losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net (losses) gains recognized during the period on equity securities	$(152.0)	$148.3	$(476.5)	$(169.3)
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	(24.3)	6.5	(132.2)	(21.8)
Unrealized (losses) gains recognized during the reporting period on equity securities held at the reporting date	$(127.7)	$141.8	$(344.3)	$(147.5)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2022 and December 31, 2021 consisted of the following:

	Ownership at June 30, 2022	June 30, 2022	December 31, 2021
		(in millions)
Dun & Bradstreet	20.3%	$968.2	$595.0
Alight/FTAC Sponsor	9.7%	531.0	505.0
Sightline	33.5%	256.1	269.5
System1/Trebia Sponsor	24.2%	247.2	—
AmeriLife	19.6%	111.3	112.7
Paysafe	8.3%	107.9	431.1
Optimal Blue	—%	—	267.7
Other	various	87.9	80.3
Total		$2,309.6	$2,261.3

The aggregate fair value of our direct and indirect ownership in the common stock of unconsolidated affiliates that have quoted market prices as of June 30, 2022 consisted of the following:

June 30, 2022
(in millions)
Dun & Bradstreet	$1,326.8
Alight	354.2
System1	189.4
Paysafe	116.5
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Dun & Bradstreet	$(2.6)	$(9.2)	$(10.1)	$(15.6)
Paysafe/Trasimene Capital FT, LP II ("FTAC II Sponsor")(1)	(96.7)	4.5	(89.9)	71.5
Alight/FTAC Sponsor	2.5	—	9.2	—
System1/Trebia Sponsor	(9.1)	—	3.7	—
Optimal Blue	—	(4.2)	(1.3)	(8.2)
AmeriLife	2.7	(1.1)	(2.4)	(7.0)
Sightline	(4.2)	(0.1)	(8.5)	(0.1)
Other	(0.6)	1.3	23.2	4.5
Total	$(108.0)	$(8.8)	$(76.1)	$45.1
_____________________________________
(1) The amount for the three and six months ended June 30, 2021 represents the Company's equity in earnings of FTAC II Sponsor only.
Dun & Bradstreet
As of June 30, 2022, there was a $239.3 million difference between the amount of our recorded ownership interest in D&B and the amount of the Company's ratable portion of the underlying equity in the net assets of D&B. The basis difference is primarily a result of our increased ownership resulting from the Optimal Blue Disposition. As of June 30, 2022, $144.5 million of such basis difference is allocated to amortizing intangible assets, $59.7 million to indefinite-lived intangible assets and the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

remaining basis difference of $35.1 million to equity method goodwill, which represents the excess of our basis difference over our equity in D&B's net assets that are not attributable to their identifiable net assets.
Summarized financial information for D&B for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	June 30, 2022	December 31, 2021
	(In millions)
Total current assets	$748.1	$718.0
Goodwill and other intangible assets, net	7,978.8	8,317.8
Other assets	969.7	961.4
Total assets	$9,696.6	$9,997.2

Current liabilities	$948.0	$1,004.9
Long-term debt	3,679.8	3,716.7
Other non-current liabilities	1,423.1	1,530.3
Total liabilities	6,050.9	6,251.9
Total equity	3,645.7	3,745.3
Total liabilities and equity	$9,696.6	$9,997.2

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Total revenues	$537.3	$520.9	$1,073.3	$1,025.4
Loss before income taxes	(0.7)	(8.5)	(40.5)	(42.2)
Net loss	—	(50.8)	(29.8)	(74.1)
Net income attributable to noncontrolling interest	(1.8)	(0.9)	(3.3)	(2.6)
Net loss attributable to Dun & Bradstreet	(1.8)	(51.7)	(33.1)	(76.7)
System1
We acquired our ownership interest in System1 on January 27, 2022. We account for our ownership of System1 pursuant to the equity method of accounting and report our equity in earnings or loss of System1 on a three-month lag. Accordingly, our net loss for the three and six months ended June 30, 2022 includes our equity in the earnings or losses of System1 from January 27, 2022 through March 31, 2022.
As of June 30, 2022, there was a $41.1 million difference between the amount of our recorded ownership interest in System1 and Trebia Sponsor and the amount of the Company's ratable portion of the underlying equity in the net assets of System1 and Trebia Sponsor. All of the basis difference has been allocated to equity method goodwill, which represents the excess of our basis difference over our equity in System 1 and Trebia Sponsor's net assets that are not attributable to their identifiable net assets.
Paysafe
Based on quoted market prices, the aggregate value of our ownership of Paysafe common stock was $202.6 million as of March 31, 2022 and the book value of our investment in Paysafe was $438.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our investment, as well as negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment of $236.0 million in the six months ended June 30, 2022 which is included in Recognized losses, net, on our Condensed Consolidated Statement of Operations. As a result of the impairment, the basis difference between the carrying value of our investment in Paysafe and the Company’s ratable portion of Paysafe’s net assets which was previously attributable to equity method goodwill was eliminated.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity Security Investments Without Readily Determinable Fair Values
We account for our ownership of preferred equity of QOMPLX and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of June 30, 2022 and December 31, 2021, we have $24.8 million and $54.2 million, respectively, recorded for our ownership of QOMPLX and certain other ownership interests, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets.
During the quarter ended June 30, 2022, we determined it was necessary to record an impairment of $32.8 million to our ownership interest in QOMPLX. The amount of the impairment charge was determined based on the valuation of QOMPLX implied by a pending third-party investment in the preferred equity of QOMPLX.
Note E — Notes Payable
Notes payable, net consists of the following:

	June 30, 2022	December 31, 2021
	(In millions)
2020 Margin Facility	$—	$—
2021 Restaurants Credit Facility	9.7	—
Brasada Interstate Loans	11.7	12.6
FNF Revolver	84.7	—
Other	0.6	3.8
Notes payable, total	$106.7	$16.4
Less: Notes payable, current	10.8	2.3
Notes payable, long term	$95.9	$14.1
At June 30, 2022, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
On May 12, 2022, the Borrowers entered into a fourth amendment agreement to the 2020 Margin Facility, which reduced the borrowing capacity from $300.0 million to $250.0 million and changed the interest rate to three-month adjusted SOFR plus an applicable margin.
As of June 30, 2022, there was no outstanding balance under the 2020 Margin Facility, $250.0 million of unused capacity under the 2020 Margin Facility with an option to increase the capacity to $500.0 million upon amendment, and the 2020 Margin Facility was secured by 6 million shares of Ceridian and 35 million shares of D&B.
Restaurants Credit Facility
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
As of June 30, 2022, there was a $10.0 million outstanding principal amount.
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
As of June 30, 2022, the Acquisition Loan had $9.9 million outstanding and incurred interest at rates ranging from 2.84% to 4.51%; the C Note had $2.0 million outstanding and incurred interest at 3.05%; and the Interstate LOC had no outstanding balance.
FNF Revolver
On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the "FNF Revolver"). Pursuant to the FNF Revolver, FNF may make one or more loans to us with up to $100.0 million outstanding at any time. The FNF Revolver accrues interest at one-month adjusted SOFR plus 450 basis points and matures on November 17, 2025. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF.
As of June 30, 2022, there was a $84.7 million outstanding principal amount under the FNF Revolver which incurs interest at 5.99%.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Gross principal maturities of notes payable at June 30, 2022 are as follows (in millions):

2022 (remaining)	$10.8
2023	0.8
2024	0.8
2025	85.4
2026	7.7
Thereafter	1.6
Total	$107.1

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of June 30, 2022 and December 31, 2021, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. The stay has subsequently been extended through September 28, 2022. The defendants will contest the remaining claims in the action vigorously.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2022 to determine the amount of the obligations. Purchase obligations as of June 30, 2022 are as follows (in millions):

2022 (remaining)	$57.2
2023	9.0
2024	5.6
2025	4.8
2026	2.9
Thereafter	2.9
Total purchase commitments	$82.4
AAII FPA
On February 25, 2021, we entered into a forward purchase agreement (the "AAII FPA") with Austerlitz Acquisition Corp. II ("AAII"), a special purpose acquisition company ("SPAC") whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "AAII Initial Business Combination"). AAII is co-sponsored by entities affiliated with William P. Foley II. Under the AAII FPA, we agreed to purchase an aggregate of 12,500,000 shares of AAII’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of AAII's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the AAII Initial Business Combination. The AAII FPA is contingent upon the closing of the AAII Initial Business Combination.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As a result of the Optimal Blue Disposition, Optimal Blue is no longer a reportable segment. As a result, the segment tables for the three and six months ended June 30, 2021 have been retrospectively revised to remove Optimal Blue as a reportable segment.
As of and for the three months ended June 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$166.7	$—	$—	$—	$—	$—	$—	$166.7
Other operating revenues	—	537.3	367.7	715.0	190.8	7.8	(1,810.8)	7.8
Revenues from external customers	166.7	537.3	367.7	715.0	190.8	7.8	(1,810.8)	174.5
Interest, investment and other income, including recognized gains (losses), net	2.0	11.5	3.5	95.0	—	(195.5)	(110.0)	(193.5)
Total revenues, other income and realized gains (losses), net	168.7	548.8	371.2	810.0	190.8	(187.7)	(1,920.8)	(19.0)
Depreciation and amortization	5.6	147.0	63.4	13.0	16.3	0.6	(239.7)	6.2
Interest expense	(1.1)	(41.9)	(26.0)	(29.0)	(14.2)	(1.5)	111.1	(2.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(2.5)	(0.7)	(1,214.2)	43.0	28.7	(220.6)	1,143.2	(223.1)
Income tax benefit	—	(0.1)	(43.4)	(9.0)	—	(66.5)	52.5	(66.5)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(2.5)	(0.6)	(1,170.8)	52.0	28.7	(154.1)	1,090.7	(156.6)
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	0.6	—	—	—	(13.8)	(94.7)	(108.0)
Net (loss) earnings from continuing operations	$(2.6)	$—	$(1,170.8)	$52.0	$28.7	$(167.9)	$996.0	$(264.6)
Assets	$359.0	$9,696.6	$6,501.3	$10,878.0	$1,891.3	$2,829.1	$(28,967.2)	$3,188.1
Goodwill	53.4	3,437.1	2,712.8	3,624.0	984.3	—	(10,758.2)	53.4

As of and for the three months ended June 30, 2021:

	Restaurant Group	Dun & Bradstreet	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$189.9	$—	$—	$—	$—	$189.9
Other operating revenues	—	520.9	149.3	12.5	(670.2)	12.5
Revenues from external customers	189.9	520.9	149.3	12.5	(670.2)	202.4
Interest investment and other income (expense), including recognized gains (losses), net	1.0	12.6	—	273.5	(12.6)	274.5
Total revenues, other income and recognized gains (losses), net	190.9	533.5	149.3	286.0	(682.8)	476.9
Depreciation and amortization	5.6	152.3	19.1	0.8	(171.4)	6.4
Interest expense	(2.5)	(48.0)	(12.4)	—	60.4	(2.5)
Earnings (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	4.3	(8.5)	14.2	231.5	(5.7)	235.8
Income tax expense	—	43.0	—	49.3	(43.0)	49.3
Earnings (loss) before equity in earnings of unconsolidated affiliates	4.3	(51.5)	14.2	182.2	37.3	186.5
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	1.5	(11.0)	(8.8)
Net earnings (loss) from continuing operations	$4.3	$(50.8)	$14.2	$183.7	$26.3	$177.7
Assets	$496.0	$9,860.4	$1,749.3	$3,943.6	$(11,609.7)	$4,439.6
Goodwill	53.4	3,331.1	875.1	—	(4,206.2)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$328.8	$—	$—	$—	$—	$—	$—	$328.8
Other operating revenues	—	1,073.3	739.3	1,440.0	347.8	13.1	(3,600.4)	13.1
Revenues from external customers	328.8	1,073.3	739.3	1,440.0	347.8	13.1	(3,600.4)	341.9
Interest, investment and other income, including recognized gains (losses), net	1.4	2.5	67.6	114.0	—	(460.1)	(184.1)	(458.7)
Total revenues and other income	330.2	1,075.8	806.9	1,554.0	347.8	(447.0)	(3,784.5)	(116.8)
Depreciation and amortization	10.9	296.4	127.4	24.0	31.7	1.1	(479.5)	12.0
Interest expense	(2.2)	(89.1)	(47.5)	(58.0)	(28.1)	(2.8)	222.7	(5.0)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(7.8)	(40.5)	(1,142.7)	31.0	12.5	(558.5)	1,139.7	(566.3)
Income tax benefit	(0.7)	(9.4)	(62.4)	(8.0)	—	(127.7)	79.8	(128.4)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(7.1)	(31.1)	(1,080.3)	39.0	12.5	(430.8)	1,059.9	(437.9)
Equity in earnings (losses) of unconsolidated affiliates	—	1.3	—	—	—	17.1	(94.5)	(76.1)
Net (loss) earnings from continuing operations	$(7.1)	$(29.8)	$(1,080.3)	$39.0	$12.5	$(413.7)	$965.4	$(514.0)
Assets	$359.0	$9,696.6	$6,501.3	$10,878.0	$1,891.3	$2,829.1	$(28,967.2)	$3,188.1
Goodwill	53.4	3,437.1	2,712.8	3,624.0	984.3	—	(10,758.2)	53.4
As of and for the six months ended June 30, 2021:

	Restaurant Group	Dun & Bradstreet	AmeriLife	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$357.2	$—	$—	$—	$—	$357.2
Other operating revenues	—	1,025.4	280.3	17.1	(1,305.7)	17.1
Revenues from external customers	357.2	1,025.4	280.3	17.1	(1,305.7)	374.3
Interest investment and other income, including recognized gains and losses, net	1.2	19.5	—	(38.3)	(19.5)	(37.1)
Total revenues and other income	358.4	1,044.9	280.3	(21.2)	(1,325.2)	337.2
Depreciation and amortization	12.8	302.0	36.3	1.5	(338.3)	14.3
Interest expense	(4.9)	(96.9)	(23.6)	0.3	120.5	(4.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(3.7)	(42.2)	0.5	(110.2)	41.7	(113.9)
Income tax expense (benefit)	—	33.2	—	(12.7)	(33.2)	(12.7)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(3.7)	(75.4)	0.5	(97.5)	74.9	(101.2)
Equity in earnings (losses) of unconsolidated affiliates	—	1.3	—	67.7	(23.9)	45.1
Net (loss) earnings from continuing operations	$(3.7)	$(74.1)	$0.5	$(29.8)	$51.0	$(56.1)
Assets	$496.0	$9,860.4	1,749.3	$3,943.6	$(11,609.7)	$4,439.6
Goodwill	53.4	3,331.1	875.1	—	(4,206.2)	53.4

The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively. This segment also includes the operations of Legendary Baking and VIBSQ Holdco, LLC ("VIBSQ") prior to their respective sales in 2021. During the three and six months ended June 30, 2022, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material interest in Legendary Baking and VIBSQ.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•Dun & Bradstreet. This segment consists of our ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2021 contained hundreds of millions of business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above. See Note D for further discussion of our ownership interest in Dun & Bradstreet and related accounting.
•Alight. This segment consists of our 9.7% ownership interest in Alight. Alight is a leading cloud-based human capital technology and services provider that powers confident health, wealth and wellbeing decisions for millions of people and their dependents. Its Alight Worklife® platform combines data and analytics with a simple, seamless user experience. Supported by its global delivery capabilities, Alight Worklife is transforming the employee experience for people around the world through personalized, data-driven health, wealth, pay and wellbeing insights. Our chief operating decision maker reviews the full financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above. We historically accounted for our equity ownership and proportionate share of earnings or losses in Alight utilizing a three-month reporting lag due to timeliness considerations. In the second quarter of 2022, the Company was able to obtain financial information for Alight on a more timely basis and began recording our investment in Alight on a current basis as opposed to the previous three-month lag. The elimination of the three-month reporting lag for our equity ownership in Alight did not result in any material adjustments to any current or prior period financial information.
•Paysafe. This segment consists of our 8.3% ownership interest in Paysafe. Paysafe provides payment solutions through several business lines. These business lines are focused on card not present and card present solutions for small to medium size business merchants, wallet based online payment solutions through Skrill and NETELLER brands and solutions that enable consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the three and six months ended June 30, 2022, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three and six months ended March 31, 2022, respectively.
•AmeriLife. This segment consists of our 19.6% ownership interest in AmeriLife, which we acquired on March 18, 2020. AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations. AmeriLife exceeds certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and our chief operating decision maker reviews the financial results of AmeriLife for purposes of assessing performance and allocating resources. Thus, we consider AmeriLife a reportable segment and have included the results of operations of AmeriLife in the tables above. We account for our investment in AmeriLife as an equity method investment, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of AmeriLife's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of AmeriLife on a three-month lag. Our net earnings and the segment tables above, respectively, for the three and six

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

months ended June 30, 2022 and 2021 includes our equity in AmeriLife’s losses and the complete results of AmeriLife, respectively, for the three and six months ended March 31, 2022 and 2021, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

Note H — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2022	2021
	(In millions)
Cash paid during the period:
Interest	$4.0	$2.8
Income taxes	64.3	64.8
Operating leases	18.3	19.5
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	435.0	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in macroeconomic conditions resulting from the outbreak of a pandemic such as the novel coronavirus COVID-19 ("COVID-19") and the current conflict between Russia and Ukraine; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") and other filings with the SEC.

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
We are currently operating in a period of high inflation relative to long term inflation expectations in the United States. This inflationary environment is primarily impacting the commodity and labor costs of our Restaurant Group. We have adjusted menu pricing to account for these cost increases to an extent, but will continue to balance the impact of inflationary pressures on costs with the value proposition offered to customers with a focus on long term profitability.
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Our revenues and operating income in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate.
COVID-19. As described in our Annual Report, pandemics and other health emergencies such as COVID-19 may impact the operations and results of our various businesses. The spread of COVID-19 in early 2020 and the associated government and social response adversely affected our Restaurant Group brands' guest traffic, sales and operating costs in fiscal years 2020 and 2021. While we believe the operations of our businesses are no longer being materially, adversely impacted by COVID-19, if another variant of COVID-19 results in government and social responses similar to those experienced with the initial spread of COVID-19 in 2020, our results of operations may be adversely impacted again in the future.

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
As of March 31, 2022, the fair value of our investment in Paysafe based on quoted market prices was $202.6 million and the book value of our investment in Paysafe was $438.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our investment, as well as negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment charge of $236.0 million in the six months ended June 30, 2022 which is included in Recognized losses, net, on our Condensed Consolidated Statement of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Revenues:
Restaurant revenue	$166.7	$189.9	$328.8	$357.2
Other operating revenue	7.8	12.5	13.1	17.1
Total operating revenues	174.5	202.4	341.9	374.3
Operating expenses:
Cost of restaurant revenue	147.9	160.3	293.3	308.0
Personnel costs	16.0	24.4	37.1	36.4
Depreciation and amortization	6.2	6.4	12.0	14.3
Other operating expenses	31.4	47.5	102.1	87.8
Total operating expenses	201.5	238.6	444.5	446.5
Operating loss	(27.0)	(36.2)	(102.6)	(72.2)
Other income (expense):
Interest, investment and other income	0.1	0.5	0.1	1.4
Interest expense	(2.6)	(2.5)	(5.0)	(4.6)
Recognized (losses) gains, net	(193.6)	274.0	(458.8)	(38.5)
Total other expense	(196.1)	272.0	(463.7)	(41.7)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	(223.1)	235.8	(566.3)	(113.9)
Income tax (benefit) expense	(66.5)	49.3	(128.4)	(12.7)
(Loss) earnings before equity in (losses) earnings of unconsolidated affiliates	(156.6)	186.5	(437.9)	(101.2)
Equity in (losses) earnings of unconsolidated affiliates	(108.0)	(8.8)	(76.1)	45.1
Net (loss) earnings	(264.6)	177.7	(514.0)	(56.1)
Less: Net (loss) earnings attributable to non-controlling interests	(1.3)	1.3	(3.1)	0.6
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(263.3)	$176.4	$(510.9)	$(56.7)
 Revenues
Total revenues decreased $27.9 million, or 13.8%, in the three months ended June 30, 2022 and decreased $32.4 million, or 8.7%, in the six months ended June 30, 2022 compared to the corresponding periods in 2021.

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
Pre-Tax Loss.
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates decreased $458.9 million, or 194.6%, in the three months ended June 30, 2022 and decreased $452.4 million, or 397.2%, in the six months ended June 30, 2022 compared to the corresponding periods in 2021.
The change in revenues, expenses and pre-tax loss is discussed in further detail at the segment level below.
Income Taxes.
Income tax (benefit) expense was $(66.5) million and $49.3 million in the three-month periods ended June 30, 2022 and 2021, respectively, and $(128.4) million and $(12.7) million in the six-month periods ended June 30, 2022 and 2021, respectively. Our effective tax rate was 29.8% and 20.9% in the three months ended June 30, 2022 and 2021, respectively, and 22.7% and 11.2% in the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in all periods presented is primarily attributable to the varying impact of equity in earnings of unconsolidated affiliates on income tax (benefit) expense.
Equity in Earnings of Unconsolidated Affiliates.
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Dun & Bradstreet	$(2.6)	(9.2)	$(10.1)	$(15.6)
Paysafe/FTAC II Sponsor (1)	(96.7)	4.5	(89.9)	71.5
Alight/FTAC Sponsor	2.5	—	9.2	—
System1/Trebia Sponsor	(9.1)	—	3.7	—
Optimal Blue	—	(4.2)	(1.3)	(8.2)
AmeriLife	2.7	(1.1)	(2.4)	(7.0)
Sightline	(4.2)	(0.1)	(8.5)	(0.1)
Other	(0.6)	1.3	23.2	4.5
Total	$(108.0)	$(8.8)	$(76.1)	$45.1
_____________________________________
(1) The amount for the three and six months ended June 30, 2022 represents the Company's equity in earnings of FTAC II Sponsor only.

Other equity in earnings of unconsolidated affiliates in the six months ended June 30, 2022 from the table above includes $23.9 million for our ownership interest in Triple Tree Holdings which was primarily driven by its sale of its investment banking business.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Restaurant revenue	$166.7	$189.9	$328.8	$357.2
Total operating revenues	166.7	189.9	328.8	357.2
Operating expenses:
Cost of restaurant revenue	147.9	160.3	293.3	308.0
Personnel costs	6.1	8.9	12.3	17.1
Depreciation and amortization	5.6	5.6	10.9	12.8
Other operating expenses	10.5	9.3	19.3	19.3
Total operating expenses	170.1	184.1	335.8	357.2
Operating (loss) income	(3.4)	5.8	(7.0)	—
Other income (expense):
Interest expense	(1.1)	(2.5)	(2.2)	(4.9)
Recognized gains, net	2.0	1.0	1.4	1.2
Total other income (expense)	0.9	(1.5)	(0.8)	(3.7)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	$(2.5)	$4.3	$(7.8)	$(3.7)
Total revenues for the Restaurant Group segment decreased $23.2 million, or 12.2%, in the three months ended June 30, 2022 and decreased $28.4 million, or 8.0%, in the six months ended June 30, 2022 compared to the corresponding periods in 2021. The decrease was primarily driven by decreased revenue related to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts subsequent to the prior year period. The decrease was partially offset by an overall increase in comparable store sales.
Revenue associated with our Legendary Baking, Village Inn, and Baker's Square brands was $23.9 million and $44.2 million in the three and six months ended June 30, 2021, respectively.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands (decreased) increased by (5.1)% and 10.2%, respectively, in the three months ended June 30, 2022 and (decreased) increased by (2.7)% and 17.1%, respectively, in the six months ended June 30, 2022, compared to the comparable periods in 2021. The decrease in 2022 for our O'Charley's brand is primarily attributable to a decrease in guest counts, mostly offset by an increase in the average amount spent by customers each visit. The increase in 2022 for our 99 Restaurants brand is primarily attributable to increased guest counts and an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.7% and 84.4% in the three months ended June 30, 2022 and 2021, respectively, and 89.2% and 86.2% in the six months ended June 30, 2022 and 2021, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the three and six months ended June 30, 2022 compared to the comparable period in 2021 is primarily attributable to increased costs of labor, food, and supplies.
(Loss) earnings before income taxes decreased by $6.8 million, or 158.1%, in the three months ended June 30, 2022 and decreased (increased loss) by $4.1 million, or 110.8%, in the six months ended June 30, 2022 from the corresponding periods in 2021. The change in income was primarily attributable to the factors discussed above.

Dun & Bradstreet
As of June 30, 2022, we own approximately 20.3% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours. Subsequent to June 30, 2022, we completed the sale of 9.2 million shares of common stock of Dun & Bradstreet to a broker pursuant to Rule 144. In connection with the sale, we received proceeds of $127.2 million.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Total revenues	$537.3	$520.9	$1,073.3	$1,025.4
Loss before income taxes	(0.7)	(8.5)	(40.5)	(42.2)
Net loss	—	(50.8)	(29.8)	(74.1)
Net income attributable to noncontrolling interest	(1.8)	(0.9)	(3.3)	(2.6)
Loss attributable to Dun & Bradstreet	(1.8)	(51.7)	(33.1)	(76.7)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
On July 2, 2021, we closed on the acquisition of our ownership interest in Alight. As of June 30, 2022, we own approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours. We historically accounted for our equity ownership and proportionate share of equity in earnings or loss of Alight on a three-month lag. In the second quarter of 2022, the Company was able to obtain financial information for Alight on a more timely basis and determined it was preferable to record our investment in Alight on a current basis as opposed to the previous three-month lag. Accordingly, our net earnings and the segment table above, respectively, for the three months ended June 30, 2022, include our equity in Alight’s earnings for both the first and second quarters of 2022. The elimination of the three-month reporting lag for our equity ownership in Alight did not result in any material adjustments for any current or prior periods presented.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(In millions)
Total revenues	$715.0	$1,440.0
Loss from operations	(23.0)	(25.0)
Net income attributable to Alight	51.0	40.0
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Paysafe
On March 30, 2021, we closed on the acquisition of our ownership interest in Paysafe. As of June 30, 2022, we own approximately 8.3% of the outstanding common stock of Paysafe. We account for our ownership of Paysafe under the equity method of accounting; therefore, its results do not consolidate into ours. We report our equity in the earnings or loss of Paysafe on a three-month lag. Accordingly, our net loss for the three and six months ended June 30, 2022 includes our equity in Paysafe’s losses for the three and six months ended March 31, 2022, respectively. Because we closed on our investment in Paysafe at the end of the first quarter of 2021 and record our share of its earnings or loss on a three-month lag, there is no equity in earnings or loss of Paysafe included in our results of operations for the three or six months ended June 30, 2021.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31, 2022	Six Months Ended March 31, 2022
	(In millions)
Total revenues	$367.7	$739.3
Loss from operations	(1,191.7)	(1,162.7)
Net loss	(1,170.8)	(1,080.3)
Less: net income attributable to noncontrolling interest	0.4	0.6
Net loss attributable to Paysafe	(1,171.2)	(1,080.9)
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Other operating revenue	$7.8	$12.5	$13.1	$17.1
Operating expenses:
Personnel costs	9.9	15.5	24.8	19.3
Depreciation and amortization	0.6	0.8	1.1	1.5
Other operating expenses	20.9	38.2	82.8	68.5
Total operating expenses	31.4	54.5	108.7	89.3
Operating loss	(23.6)	(42.0)	(95.6)	(72.2)
Other income (expense):
Interest, investment and other income	0.1	0.5	0.1	1.4
Interest expense	(1.5)	—	(2.8)	0.3
Recognized (losses) gains, net	(195.6)	273.0	(460.2)	(39.7)
Total other (expense) income	(197.0)	273.5	(462.9)	(38.0)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	$(220.6)	$231.5	$(558.5)	$(110.2)
Personnel costs decreased $5.6 million in the three months ended June 30, 2022 and increased $5.5 million in the six months ended June 30, 2022 compared to the corresponding periods in 2021. The change in personnel costs was primarily driven by changes in the amounts of success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses decreased by $17.3 million in the three months ended June 30, 2022 and increased $14.3 million in the six months ended June 30, 2022 compared to the corresponding periods in 2021. The decrease in the three month period was primarily driven by management fees and carried interest incurred with our Manager of $10.6 million and $2.2 million, respectively, for the three months ended June 30, 2022 compared with $8.2 million and $20.3 million, respectively, for the same period in 2021. The increase in the six month period was primarily driven by management fees and carried interest incurred with our Manager of $21.2 million and $47.4 million, respectively, for the six months ended June 30, 2022 compared with $15.7 million and $37.4 million, respectively, for the same period in 2021. The carried interest for the period ended June 30, 2022 was primarily attributable to the Optimal Blue Disposition, of which $31.8 million was paid in D&B stock. The carried interest for the periods ended June 30, 2021 were primarily related to our distributions from the Senator JV and sale of D&B stock.
Recognized (losses) gains, net, decreased $468.6 million in the three months ended June 30, 2022 and decreased (increased loss) $420.5 million in the six months ended June 30, 2022 compared to the corresponding periods in 2021. The decrease in the three months ended June 30, 2022 is primarily attributable to increased losses on equity securities in the three months ended June 30, 2022 compared to the corresponding period in 2021, a gain of $111.1 million on the sale of D&B shares recorded in the 2021 period and a non-cash impairment of $32.8 million on our ownership interest in QOMPLX in the 2022 period. The decrease in the six months ended June 30, 2022 is also attributable to a $236.0 million impairment charge recorded on our ownership interest in Paysafe in the six months ended June 30, 2022 and increased losses on equity securities in the six months ended June 30, 2022 compared to the corresponding period in 2021. This was partially offset by the $313.0 million gain on the sale of Optimal Blue recorded in the six months ended June 30, 2022. See Note D for further information on recognized gains and losses on equity securities.
(Loss) earnings before income taxes decreased $452.1 million in the three months ended June 30, 2022 and decreased (increased loss) $448.3 million in the six months ended June 30, 2022 compared to the corresponding periods in 2021. The increase earnings was primarily attributable to the factors noted above.

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
As of June 30, 2022, we had cash and cash equivalents of $100.6 million, of which $75.7 million was cash held by the corporate holding company, and $250.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $250.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2022 and 2021 totaled $133.0 million and $67.2 million, respectively. The increase in cash used in operations of $65.8 million is primarily attributable to the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the six months ended June 30, 2022 and 2021 were $201.7 million and $(282.0) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $483.7 million in the 2022 period from the 2021 period is primarily attributable to proceeds from sales of investments, net of new and additional investments in unconsolidated affiliates in the 2022 period compared to the 2021 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $7.6 million and $4.9 million for the six-month periods ended June 30, 2022 and 2021, respectively. The capital expenditures in 2022 and 2021 primarily consisted of purchases of equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2022 and 2021 were $53.9 million and $100.2 million, respectively. The decrease in cash used in financing activities of $46.3 million is primarily attributable to an increase in debt, net of paydowns, of $104.2 million, partially offset by increased treasury repurchases of $57.8 million in the six months ended June 30, 2022.
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

Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2022 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,918.1 million as of June 30, 2022.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of June 30, 2022, our required annual payments relating to these contractual obligations were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Operating lease payments	$17.7	$33.5	$25.9	$22.9	$21.0	$132.7	$253.7
Unconditional purchase obligations	57.2	9.0	5.6	4.8	2.9	2.9	82.4
Notes payable	10.8	0.8	0.8	85.4	7.7	1.6	107.1
Management fees payable to Manager	21.2	42.3	35.3	—	—	—	98.8
Restaurant Group financing obligations	1.7	3.4	3.4	3.5	3.5	20.7	36.2
Total	$108.6	$89.0	$71.0	$116.6	$35.1	$157.9	$578.2

See Note A and Note F to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our commitments to fund the Eagle Commitment and the AAII FPA.
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
Pursuant to the 2021 Repurchase Program, we repurchased 6,775,598 shares of CNNE common stock during the six months ended June 30, 2022 for approximately $138.6 million in the aggregate, or an average of $20.46 per share. Since the original commencement of the 2021 Repurchase Program through market close on June 30, 2022, we repurchased a total of 7,292,182 common shares for approximately $157.2 million in the aggregate, or an average of $21.56 per share.
On August 3, 2022, our Board authorized the 2022 Repurchase Program, under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
4/1/2022 - 4/30/2022	—		$—	—	7,483,416
5/1/2022 - 5/31/2022	2,000,000		$17.00	2,000,000	5,483,416
6/1/2022 - 6/30/2022	2,775,598		$18.26	2,775,598	2,707,818
Total	4,775,598	(1)	$17.73	4,775,598
(1)    All shares repurchased during the three months ended June 30, 2022 were purchased from FNF in privately negotiated transactions for an aggregate amount of $84.7 million.
(2)    On March 1, 2021, our Board of Directors approved the 2021 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through February 26, 2024.
(3)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1	Amended and Restated Revolver Note, dated as of May 12, 2022, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc.

10.2
Amendment Agreement dated as of May 12, 2022, to the Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent.

10.3	Letter Agreement by and between the Company and John Textor

18.1	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2022	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)