Form 10-Q
period 2022-09-30
Cannae Holdings, Inc.
filed 2022-11-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2022 there were 78,020,290 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2022
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$371.1	$85.8
Other current assets	27.4	35.8
Total current assets	398.5	121.6
Investments in unconsolidated affiliates	1,996.5	2,261.3
Equity securities, at fair value	335.3	1,045.1
Lease assets	158.8	172.0
Property and equipment, net	88.9	100.6
Deferred tax asset	76.0	—
Goodwill	53.4	53.4
Other intangible assets, net	24.3	26.9
Other long term investments and non-current assets	49.4	108.7
Total assets	$3,181.1	$3,889.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$76.7	$105.6
Income taxes payable	39.4	24.7
Lease liabilities, current	23.4	23.8
Deferred revenue	13.6	23.1
Notes payable, current	13.2	2.3
Total current liabilities	166.3	179.5
Lease liabilities, long term	151.5	166.1
Notes payable, long term	95.5	14.1
Deferred tax liability	—	143.8
Accounts payable and other accrued liabilities, long term	42.3	45.0
Total liabilities	455.6	548.5
Commitments and contingencies - see Note F
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of September 30, 2022 and December 31, 2021; outstanding of 78,519,591 and 86,886,034 shares as of September 30, 2022 and December 31, 2021, respectively, and issued of 92,519,669 and 92,460,514 shares as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of September 30, 2022 and December 31, 2021	—	—
Retained earnings	1,187.2	1,642.8
Additional paid-in capital	1,924.4	1,888.3
Less: Treasury stock, 14,000,078 and 5,574,480 shares as of September 30, 2022 and December 31, 2021, respectively, at cost	(363.3)	(188.6)
Accumulated other comprehensive loss	(20.8)	(7.2)
Total Cannae shareholders' equity	2,727.5	3,335.3
Noncontrolling interests	(2.0)	5.8
Total equity	2,725.5	3,341.1
Total liabilities and equity	$3,181.1	$3,889.6
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues:
Restaurant revenue	$154.6	$175.1	$483.4	$532.3
Other operating revenue	9.9	10.9	23.0	28.0
Total operating revenues	164.5	186.0	506.4	560.3
Operating expenses:
Cost of restaurant revenue	141.1	154.8	434.4	462.8
Personnel costs	12.4	21.9	49.5	58.3
Depreciation and amortization	5.7	6.3	17.7	20.6
Other operating expenses	26.6	27.8	128.7	115.6
Total operating expenses	185.8	210.8	630.3	657.3
Operating loss	(21.3)	(24.8)	(123.9)	(97.0)
Other income (expense):
Interest, investment and other income	—	18.7	0.1	20.1
Interest expense	(3.6)	(2.3)	(8.6)	(6.9)
Recognized gains (losses), net	175.0	(186.2)	(283.8)	(224.7)
Total other income (expense)	171.4	(169.8)	(292.3)	(211.5)
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	150.1	(194.6)	(416.2)	(308.5)
Income tax expense (benefit)	17.0	(34.7)	(111.4)	(47.4)
Earnings (loss) before equity in (losses) earnings of unconsolidated affiliates	133.1	(159.9)	(304.8)	(261.1)
Equity in (losses) earnings of unconsolidated affiliates	(77.9)	41.4	(154.0)	86.5
Net earnings (loss)	55.2	(118.5)	(458.8)	(174.6)
Less: Net (loss) earnings attributable to noncontrolling interests	(0.1)	2.5	(3.2)	3.1
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$55.3	$(121.0)	$(455.6)	$(177.7)
Earnings per share
Basic
Net earnings (loss) per share	$0.69	$(1.36)	$(5.49)	$(1.97)
Diluted
Net earnings (loss) per share	$0.69	$(1.36)	$(5.49)	$(1.97)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	79.6	88.8	83.0	90.3
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	79.6	88.9	83.0	90.4
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net earnings (loss)	$55.2	$(118.5)	$(458.8)	$(174.6)
Other comprehensive loss, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	—	—	0.5
Unrealized losses of investments in unconsolidated affiliates (2)	(8.7)	(3.0)	(16.3)	(5.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings (3)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (4)	2.7	—	2.7	2.2
Other comprehensive loss	(6.0)	(3.0)	(13.6)	(13.9)
Comprehensive earnings (loss)	49.2	(121.5)	(472.4)	(188.5)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(0.1)	2.5	(3.2)	3.1
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$49.3	$(124.0)	$(469.2)	$(191.6)
_________________________________

(1)Net of income tax expense of $0.1 million for the nine months ended September 30, 2021.
(2)Net of income tax benefit of $(2.3) million and $(0.8) million for the three months ended September 30, 2022 and 2021, respectively, and $(4.3) million and $(1.5) million for the nine months ended September 30, 2022 and 2021, respectively.
(3)Net of income tax benefit of $(2.9) million for the nine months ended September 30, 2021.
(4)Net of income tax expense of $0.7 million for the three months ended September 30, 2022 and $0.7 million and $0.6 million for the nine months September 30, 2022 and 2021, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2021	92.4	$—	$1,880.8	$1,873.1	$(15.8)	3.2	$(110.8)	$6.2	$3,633.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.0)	—	—	—	(3.0)
Treasury stock repurchases	—	—	—	—	—	0.2	(6.8)	—	(6.8)
Stock-based compensation, consolidated subsidiaries	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation, unconsolidated affiliates	—	—	2.3	—	—	—	—	—	2.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net (loss) earnings	—	—	—	(121.0)	—	—	—	2.5	(118.5)
Balance, September 30, 2021	92.4	$—	$1,883.7	$1,752.1	$(18.8)	3.4	$(117.6)	$8.4	$3,507.8

Balance, June 30, 2022	92.5	$—	$1,913.5	$1,131.9	$(14.8)	12.4	$(327.2)	$2.7	$2,706.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(8.7)	—	—	—	(8.7)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (loss)	—	—	—	—	2.7	—	—	—	2.7
Treasury stock repurchases	—	—	—	—	—	1.6	(36.1)	—	(36.1)
Stock-based compensation, consolidated subsidiaries	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	10.5	—	—	—	—	—	10.5
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Net earnings (loss)	—	—	—	55.3	—	—	—	(0.1)	55.2
Balance, September 30, 2022	92.5	$—	$1,924.4	$1,187.2	$(20.8)	14.0	$(363.3)	$(2.0)	$2,725.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.5	—	—	—	0.5
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(5.7)	—	—	—	(5.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.9)	—	—	—	(10.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	2.2			—	2.2
Treasury stock repurchases	—	—	—	—	—	2.7	(96.5)	—	(96.5)
Stock-based compensation, consolidated subsidiaries	—	—	2.0	—	—	—	—	—	2.0
Stock-based compensation, unconsolidated affiliates	—	—	5.9	—	—	—	—	—	5.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net (loss) earnings	—	—	—	(177.7)	—	—	—	3.1	(174.6)
Balance, September 30, 2021	92.4	$—	$1,883.7	$1,752.1	$(18.8)	3.4	$(117.6)	$8.4	$3,507.8

Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(16.3)	—	—	—	(16.3)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	2.7	—	—	—	2.7
Treasury stock repurchases	—	—	—	—	—	8.4	(174.7)	—	(174.7)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	1.1	—	—	—	—	—	1.1
Stock-based compensation, unconsolidated affiliates	—	—	35.0	—	—	—	—	—	35.0
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Net loss	—	—	—	(455.6)	—	—	—	(3.2)	(458.8)
Balance, September 30, 2022	92.5	$—	$1,924.4	$1,187.2	$(20.8)	14.0	$(363.3)	$(2.0)	$2,725.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,

	2022	2021

Cash flows from operating activities:
Net loss	$(458.8)	$(174.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17.7	20.6
Equity in losses (earnings) of unconsolidated affiliates	154.0	(86.5)
Distributions from investments in unconsolidated affiliates	14.7	5.4
Recognized losses and asset impairments, net	286.0	225.0
Lease asset amortization	15.3	15.8
Stock-based compensation expense	1.0	2.0
Non-cash carried interest expense	31.8	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	11.3	—
Net (increase) decrease in other assets	(3.3)	22.6
Net decrease in lease liabilities	(12.4)	(18.9)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other liabilities	(42.5)	(11.6)
Net change in income taxes	(201.6)	(141.4)
Net cash used in operating activities	(186.8)	(141.6)
Cash flows from investing activities:
Proceeds from partial sale of Ceridian shares	285.7	275.0
Proceeds from partial sale of AmeriLife	152.5	—
Proceeds from partial sale of D&B shares	127.2	186.0
Proceeds from sale of CorroHealth	78.7	—
Additions to property and equipment and other intangible assets	(10.2)	(7.7)
Collections of notes receivable	0.9	2.8
Additions to notes receivable	—	(18.6)
Proceeds from sales of property and equipment	1.4	10.3
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	173.4	18.5
Investment in System1	(246.5)	—
Investment in Paysafe, net of subscription fees earned	—	(494.4)
Investments in Alight, net of subscription fees earned	—	(446.3)
Investments in Sightline	—	(272.0)
Purchase of AAII Warrants	—	(29.6)
Additional investments in unconsolidated affiliates	—	(8.5)
Cash proceeds from settlement of fixed maturity securities and equity in Colt	—	38.7
Cash proceeds from sales of VIBSQ, Legendary Baking, and RCI	—	28.2
Purchases of other long term investments	(4.8)	(4.0)
Distributions from investments in unconsolidated affiliates	4.0	281.3
Net other investing activities	—	2.6
Net cash provided by (used in) investing activities	562.3	(437.7)
Cash flows from financing activities:
Borrowings	308.4	206.5
Debt service payments	(214.3)	(21.2)
Subsidiary distributions paid to noncontrolling interest shareholders	(4.6)	—
Treasury stock repurchases	(179.7)	(96.5)
Net cash (used in) provided by financing activities	(90.2)	88.8
Net increase (decrease) in cash and cash equivalents	285.3	(490.5)
Cash and cash equivalents at beginning of period	85.8	724.7
Cash and cash equivalents at end of period	$371.1	$234.2
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of September 30, 2022 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"), Ceridian HCM Holding, Inc. ("Ceridian"), Alight, Inc. ("Alight"), Paysafe Limited ("Paysafe"), Sightline Payments Holdings, LLC ("Sightline" or "Sightline Payments"), System1, Inc. ("System1") and AmeriLife Group, LLC ("AmeriLife"); majority equity ownership stakes in O'Charley's Holdings, LLC ("O'Charley's") and 99 Restaurants Holdings, LLC ("99 Restaurants"); various other controlled portfolio companies and certain minority equity ownership interests.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In May 2022 and June 2022, we completed the sale of an additional 2.0 million shares of common stock of Ceridian on the open market. In connection with such sales, we received proceeds of $112.4 million.
We owned 6.0 million shares of Ceridian common stock as of September 30, 2022, which represented approximately 3.9% of its outstanding stock as of September 30, 2022.
Refer to Notes C and D for further discussion of our accounting for our ownership interest in Ceridian and other equity securities.
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
On March 17, 2022, the trading price of System1 Class A common stock exceeded certain thresholds resulting in the conversion of System1's outstanding Class D common stock to Class A common stock. As a result, the 833,750 shares of System1 Class D common stock held by the sponsor of Trebia, Trasimene Trebia LP ("Trebia Sponsor"), in which the Company owned a 26.1% limited partnership interest converted to shares of System1 Class A common stock. Cannae's ratable portion of such shares is 217,500 shares.
On April 18, 2022, Trebia Sponsor exercised its System1 warrants on a cashless basis in exchange for System 1 Class A common stock. As a result, Cannae no longer has an indirect interest in any System1 warrants and has an indirect interest in an additional 0.5 million shares of System1 common stock held by Trebia Sponsor and we now have an indirect interest in a total of 1.7 million shares of System 1 common stock held by Trebia Sponsor.
In April 2022 and May 2022, we sold an aggregate of 1.7 million shares of System1 common stock for aggregate proceeds of $22.7 million.
We account for our direct ownership of the common equity of System1 under the equity method of accounting. See Note D for further discussion of our accounting for our ownership of the common equity of System1.
As of September 30, 2022, we directly and indirectly owned 27.1 million shares of System1 common stock representing an approximate 24.1% ownership interest.
Optimal Blue
On February 15, 2022, we completed the disposition (the "Optimal Blue Disposition") of our ownership interests in Optimal Blue Holdco, LLC ("Optimal Blue") to Black Knight, Inc. ("Black Knight") pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, Cannae received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of Dun & Bradstreet. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue. We recorded a gain of $313.0 million on the sale which is included in Recognized gains (losses), net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In July 2022, we completed the sale of 9.2 million shares of common stock of D&B to a broker pursuant to Rule 144. In connection with the sale, we received proceeds of $127.2 million and recorded a gain of $23.2 million.
On July 28, 2022, the board of directors of D&B declared a quarterly cash dividend of $0.05 per share of DNB common stock. In September 2022, we received $4.0 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of September 30, 2022, we owned 79.0 million shares of D&B, which represented approximately 18.1% of its outstanding common stock.
Alight
In March 2022, the sponsor of Foley Trasimene Acquisition Corp. ("FTAC") distributed all of its interest in Alight to its limited partners, including Cannae. As a result, Cannae now directly holds all of its interest in common equity of Alight. As of September 30, 2022, Cannae directly holds approximately 9.7% of the outstanding common equity of Alight.
AmeriLife
In June 2022, AmeriLife announced an investment from a leading private equity firm. In conjunction with the new investment, we entered into a redemption agreement pursuant to which we divested of 46.0% of our ownership interest in AmeriLife (the "June AmeriLife Sale"). On August 31, 2022, we closed the June AmeriLife Sale and received gross cash proceeds of $152.5 million ($4.6 million of which was subsequently distributed to noncontrolling interest holders). As a result of the June AmeriLife Sale, we recorded a gain of $102.5 million.
On September 14, 2022, we entered into a contribution, redemption and equity purchase agreement pursuant to which we agreed to sell a portion of the ownership interest in AmeriLife that we retained subsequent to the June AmeriLife Sale (the "September AmeriLife Sale"). We expect to receive gross cash proceeds of approximately $97.5 million (of which we expect to distribute $2.9 million to noncontrolling interest holders) from the September AmeriLife Sale and to retain an equity interest in AmeriLife valued at approximately $86.5 million. The September AmeriLife Sale is expected to close in the fourth quarter of 2022.
As of September 30, 2022, we held a 9.9% equity ownership interest in AmeriLife. Upon closing of the September AmeriLife Sale, we expect that we will own a residual 4.6% ownership interest in AmeriLife.
CorroHealth
On September 30, 2022, we sold all of our equity interest in Coding Solutions Topco, Inc. ("CorroHealth") for cash proceeds of $78.7 million (the "CorroHealth Sale"). As a result of the CorroHealth Sale, we recorded a gain of $5.9 million.
Subsequent to the transaction, we have no further equity interest or involvement in CorroHealth.
Other Developments
Effective February 26, 2021, our Board authorized a three-year stock repurchase program (the "2021 Repurchase Program") under which the Company may repurchase up to 10 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the nine months ended September 30, 2022, we repurchased 8,425,598 shares of CNNE common stock for approximately $174.7 million in the aggregate, or an average of $20.74 per share, pursuant to the 2021 Repurchase Program, of which 5,775,598 shares were repurchased from Fidelity National Financial, ("FNF") for an aggregate amount of $108.7 million. Subsequent to September 30, 2022, we repurchased an additional 499,301 shares of CNNE common stock for approximately $10.6 million in the aggregate, or an average of $21.14 per share, pursuant to the 2021 Repurchase Program.
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
As previously disclosed, on June 20, 2022, we signed a non-binding letter of intent to invest in Eagle Football Holdings LLC ("Eagle"). Cannae and other third-party investors intended to each make an investment in Eagle in a form that was to be negotiated by all parties. In connection with the contemplated investment in Eagle, Cannae provided a debt commitment letter

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

to John Textor, an individual, pursuant to which Cannae committed to provide a credit facility of up to a maximum principal amount of €523.0 million (the "Eagle Commitment") in connection with Eagle’s contemplated acquisition of equity interests in Olympique Lyonnais Groupe SA. On October 11, 2022, we provided written confirmation to Mr. Textor terminating the Eagle Commitment.
On August 19, 2022, we entered into a subscription agreement with BGPT Catalyst, L.P. (the "CSI LP") pursuant to which we committed to acquire a 32% limited partnership ownership interest in CSI LP for cash consideration of approximately $84.0 million (the "CSI Subscription"). CSI LP is managed by entities affiliated with Frank Martire, a member of our Board, and is part of a consortium of investors who have committed to acquire Computer Services, Inc. ("CSI"). We expect to have an approximate 9% indirect, economic interest in CSI as a result of the transaction which is expected to close in the fourth quarter of 2022. On November 8, 2022, we funded the CSI Subscription.
On October 8, 2022, we entered into a limited partnership agreement with Black Knight Football and Entertainment, LP ("BKFE") and committed to purchase a 50.1% limited partnership ownership interest in BKFE for $125.8 million (the "BKFE Commitment"). Also on October 8, 2022, BKFE entered into a stock purchase agreement to acquire 100% of the equity interests of Athletic Football Club Bournemouth ("AFCB"), a football club which competes in the English Premier League. The chairman of our Board, William P. Foley II, is the general partner of BKFE and is expected to own a 25% economic interest in BKFE upon closing. We expect to fund the BKFE Commitment in three installment payments expected to be made between the fourth quarter of 2022 and the third quarter of 2023.
Related Party Transactions
During the three and nine months ended September 30, 2022, we incurred $9.7 million and $30.9 million, respectively, of management fee expenses payable to our Manager, and during the three and nine months ended September 30, 2021, we incurred $8.9 million and $24.7 million, respectively, of management fee expenses payable to our Manager. During the three and nine months ended September 30, 2022, we incurred $1.9 million and $49.3 million, respectively, of carried interest expense related to disposition of certain of the Company's assets and ownership interests. During the three and nine months ended September 30, 2021, we incurred zero and $37.4 million, respectively, of carried interest expense related to the disposition of certain of the Company's assets and ownership interests. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2022, there were zero and 0.1 million antidilutive shares of restricted stock outstanding, respectively, that were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2021, there were no antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share.
Income Tax
Our effective tax rate was 11.3% and 17.8% in the three months ended September 30, 2022 and 2021, respectively, and 26.8% and 15.4% in the nine months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate in the three and nine-month period ended September 30, 2022 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in (losses) earnings of unconsolidated affiliates on income tax (benefit) expense.
We have a Deferred tax asset of $76.0 million as of September 30, 2022 and liability of $143.8 million as of December 31, 2021. The $219.8 million change in deferred taxes in the nine months ended September 30, 2022 is primarily attributable to sales of Ceridian shares, mark to market losses recorded on Ceridian and other securities, impairment recorded to the value of our ownership in Paysafe and the increase in equity in losses of Paysafe.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Condensed Consolidated Financial Statements.
Change in Accounting Principle
We historically accounted for our ownership interest and proportionate share of losses in Alight utilizing a three-month reporting lag due to timeliness considerations. In the second quarter of 2022, the Company was able to obtain financial information for Alight on a more timely basis and began recording our ownership interest in Alight on a current basis as opposed to the previous three-month lag. The elimination of the three-month reporting lag for our equity ownership in Alight did not result in any material adjustments to the current or prior periods.

Note B — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended September 30,		Nine months ended September 30,
		2022	2021	2022	2021
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$154.4	$169.0	$482.9	$507.6
Bakery sales	Restaurant Group	—	5.5	—	22.1
Franchise and other	Restaurant Group	0.2	0.6	0.5	2.6
Total restaurant revenue		154.6	175.1	483.4	532.3
Other operating revenue:
Real estate and resort	Corporate and other	9.7	9.7	22.3	25.4
Other	Corporate and other	0.2	1.2	0.7	2.6
Total other operating revenue		9.9	10.9	23.0	28.0
Total operating revenues		$164.5	$186.0	$506.4	$560.3
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2022	December 31, 2021
	(In millions)
Trade receivables, net	$5.9	$17.7
Deferred revenue (contract liabilities)	13.6	23.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $3.3 million and $10.9 million, respectively, was recognized in the three and nine months ended September 30, 2022 that was included in Deferred revenue at the beginning of the period. Revenue of $3.8 million and $13.3 million, respectively, was recognized in the three and nine months ended September 30, 2021 that was included in Deferred revenue at the beginning of the period.
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Equity securities:
Ceridian	$335.3	$—	$—	$335.3
Total equity securities	335.3	—	—	335.3
Other noncurrent assets:
Paysafe Warrants	1.1	—	—	1.1
Total other noncurrent assets	1.1	—	—	1.1
Total Assets	$336.4	$—	$—	$336.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
Other	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
S1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total assets	$1,050.0	$31.3	$0.5	$1,081.8

The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis (in millions).

	Three Months Ended September 30, 2021
	Forward Purchase	Subscription	AAII
	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$8.1	$7.9	$24.7	$40.7
Net valuation gain (loss) included in earnings (1)	1.2	(9.2)	(4.0)	(12.0)
Reclassification to investments in unconsolidated affiliates and warrants	(10.8)	1.3	—	(9.5)
Transfers to Level 2	—	—	(20.7)	(20.7)
Fair value, end of period	$(1.5)	$—	$—	$(1.5)

	Nine Months Ended September 30, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	$340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Settlement of corporate debt securities	(37.3)	—	—	—	(37.3)
Net valuation (loss) gain included in earnings (1)	—	(26.2)	7.7	(8.9)	(27.4)
Reclassification to investments in unconsolidated affiliates and warrants	—	(111.4)	(177.3)	—	(288.7)
Purchase of AAII Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Transfers to Level 2	—	—	—	(20.7)	(20.7)
Fair value, end of period	$—	$(1.5)	$—	$—	$(1.5)
____________________________________
(1) Included in Recognized gains and (losses), net on the Condensed Consolidated Statements of Operations
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of or for the nine months ended September 30, 2022.
All of the unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the nine months ended September 30, 2021 relate to fixed maturity securities that are considered Level 3 fair value measures.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Additional information regarding the fair value of our investment portfolio is included in Note D.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note E.

Note D — Investments
Equity Securities
Gains (losses) on equity securities included in Recognized losses, net on the Condensed Consolidated Statements of Operations consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net gains (losses) recognized during the period on equity securities	$52.8	$190.2	$(423.7)	$14.4
Less: net gains (losses) recognized during the period on equity securities sold or transferred during the period	—	8.1	(132.2)	(52.1)
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$52.8	$182.1	$(291.5)	$66.5

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2022 and December 31, 2021 consisted of the following:

	Ownership at September 30, 2022	September 30, 2022	December 31, 2021
		(in millions)
Dun & Bradstreet	18.1%	$850.7	$595.0
Alight/FTAC Sponsor	9.7%	535.0	505.0
Sightline	32.4%	249.5	269.5
System1/Trebia Sponsor	24.1%	237.7	—
AmeriLife	9.9%	58.7	112.7
Paysafe	8.2%	51.3	431.1
Optimal Blue	—%	—	267.7
Other	various	13.6	80.3
Total		$1,996.5	$2,261.3

The aggregate fair value of our direct and indirect ownership in the common stock of unconsolidated affiliates that have quoted market prices as of September 30, 2022 consisted of the following:

September 30, 2022
(in millions)
Dun & Bradstreet	$979.4
Alight	384.7
System1	170.6
Paysafe	82.5

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity in (losses) earnings of unconsolidated affiliates for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Dun & Bradstreet	$(0.7)	$2.6	$(10.8)	$(13.0)
Paysafe/Trasimene Capital FT, LP II ("FTAC II Sponsor")	(54.3)	(7.1)	(144.2)	64.3
Alight/FTAC Sponsor	(4.4)	49.9	4.8	49.9
System1/Trebia Sponsor	(8.9)	—	(5.2)	—
Optimal Blue	—	(2.7)	(1.3)	(10.9)
AmeriLife	(2.8)	(4.5)	(5.2)	(11.5)
Sightline(1)	(6.6)	(0.1)	(15.1)	(0.1)
Other	(0.2)	3.3	23.0	7.8
Total	$(77.9)	$41.4	$(154.0)	$86.5
_____________________________________
(1) Equity in losses for Sightline includes $1.9 million and $5.7 million of loss in the three and nine months ended September 30, 2022, respectively, related to amortization of Cannae's basis difference between the book value of its investment and ratable portion of the underlying equity in net assets of Sightline.

Dun & Bradstreet
As of September 30, 2022, there was a $211.2 million difference between the amount of our recorded ownership interest in D&B and the amount of the Company's ratable portion of the underlying equity in the net assets of D&B. The basis difference is primarily a result of our increased ownership resulting from the Optimal Blue Disposition. As of September 30, 2022, $142.4 million of such basis difference is allocated to amortizing intangible assets, $59.7 million to indefinite-lived intangible assets and the remaining basis difference of $9.1 million to equity method goodwill, which represents the excess of our basis difference over our equity in D&B's net assets that are not attributable to their identifiable net assets.
Summarized financial information for D&B for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2022	December 31, 2021
	(In millions)
Total current assets	$666.6	$718.0
Goodwill and other intangible assets, net	7,796.7	8,317.8
Other assets	966.4	961.4
Total assets	$9,429.7	$9,997.2

Current liabilities	$936.4	$1,004.9
Long-term debt	3,552.1	3,716.7
Other non-current liabilities	1,353.6	1,530.3
Total liabilities	5,842.1	6,251.9
Total equity	3,587.6	3,745.3
Total liabilities and equity	$9,429.7	$9,997.2

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Total revenues	$556.3	$541.9	$1,629.6	$1,567.3
Earnings (loss) before income taxes	5.7	14.7	(34.8)	(27.5)
Net earnings (loss)	10.4	18.2	(19.4)	(55.9)
Net earnings attributable to noncontrolling interest	(2.4)	(1.6)	(5.7)	(4.2)
Net earnings (loss) attributable to Dun & Bradstreet	8.0	16.6	(25.1)	(60.1)
System1
We acquired our ownership interest in System1 on January 27, 2022. We account for our ownership of System1 pursuant to the equity method of accounting and report our equity in earnings or loss of System1 on a three-month lag. Accordingly, our net loss for the three and nine months ended September 30, 2022 includes our equity in the losses of System1 for the three months ended June 30, 2022 and the period from January 27, 2022 through June 30, 2022.
As of September 30, 2022, there was a $38.9 million difference between the amount of our recorded ownership interest in System1 and Trebia Sponsor and the amount of the Company's ratable portion of the underlying equity in the net assets of System1 and Trebia Sponsor. All of the basis difference has been allocated to equity method goodwill, which represents the excess of our basis difference over our equity in System 1 and Trebia Sponsor's net assets that are not attributable to their identifiable net assets.
Paysafe
Based on quoted market prices, the aggregate value of our ownership of Paysafe common stock was $202.6 million as of March 31, 2022 and the book value of our ownership interest in Paysafe was $438.6 million prior to any impairment. Due primarily to the quantum of the decrease in the fair market value of our ownership interest, as well as negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our ownership interest in Paysafe was other-than-temporary. Accordingly, we recorded an impairment charge of $236.0 million in the nine months ended September 30, 2022 which is included in Recognized losses, net, on our Condensed Consolidated Statement of Operations. As a result of the impairment, the basis difference between the carrying value of our ownership interest in Paysafe and the Company’s ratable portion of Paysafe’s net assets which was previously attributable to equity method goodwill was eliminated.
Equity Security Investments Without Readily Determinable Fair Values
We account for our ownership of preferred equity of QOMPLX and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of September 30, 2022 and December 31, 2021, we have $26.3 million and $54.2 million, respectively, recorded for our ownership of QOMPLX and certain other ownership interests, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2022, we recorded an impairment of $32.8 million to our ownership interest in QOMPLX. The amount of the impairment charge was determined based on the valuation of QOMPLX implied by a third-party investment in the preferred equity of QOMPLX.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Notes Payable
Notes payable, net consists of the following:

	September 30, 2022	December 31, 2021
	(In millions)
2020 Margin Facility	$—	$—
2022 Restaurants Credit Facility	9.6	—
Brasada Interstate Loans	11.6	12.6
FNF Revolver	84.7	—
Other	2.8	3.8
Notes payable, total	$108.7	$16.4
Less: Notes payable, current	13.2	2.3
Notes payable, long term	$95.5	$14.1
At September 30, 2022, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
As of September 30, 2022, there was no outstanding balance under the 2020 Margin Facility, $250.0 million of unused capacity under the 2020 Margin Facility with an option to increase the capacity to $500.0 million upon amendment, and the 2020 Margin Facility was secured by 6 million shares of Ceridian and 35 million shares of D&B.
Restaurants Credit Facility
On December 31, 2021, 99 Restaurants, LLC and 99 West, LLC, both wholly-owned subsidiaries of 99 Restaurants, O'Charley's LLC, a wholly-owned subsidiary of O'Charley's and Restaurant Growth Services, LLC, a 65.4%-owned subsidiary of the Company (collectively, the "Restaurant Borrowers") entered into an amendment to the credit agreement by and among 99 Restaurants LLC, a direct, wholly-owned subsidiary of 99 Restaurants and Fifth Third Bank and which was subsequently amended on September 19, 2022 (the "2022 Restaurants Credit Facility"). The 2022 Restaurants Credit Facility principally provides for: (i) a revolving credit commitment of $17.5 million in the aggregate (the "Restaurant Revolver") and (ii) a sub-facility for an aggregate of $11.0 million of letters of credit. The 2022 Restaurants Credit Facility matures on December 31, 2026. The 2022 Restaurants Credit Facility is secured by certain assets of the Restaurant Borrowers and their subsidiaries and contains customary covenants and events of default.
As of September 30, 2022, there was a $10.0 million outstanding principal amount under the 2022 Restaurants Credit Facility, which incurred interest at 6.98%. Subsequent to September 30, 2022, the Restaurant Borrowers paid $2.9 million of the principal outstanding and as a result has $7.1 million outstanding under the 2022 Restaurants Credit Facility as of the date of this Quarterly Report.
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
As of September 30, 2022, the Acquisition Loan had $9.7 million outstanding and incurred interest at rates ranging from 4.51% to 4.70%; the C Note had $2.0 million outstanding and incurred interest at 4.88%; and the Interstate LOC had no outstanding balance.
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
As of September 30, 2022, there was a $84.7 million outstanding principal amount under the FNF Revolver which incurred interest at 7.05%.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Gross principal maturities of notes payable at September 30, 2022 are as follows (in millions):

2022 (remaining)	$11.4
2023	1.4
2024	1.4
2025	86.1
2026	7.4
Thereafter	1.6
Total	$109.3

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of September 30, 2022 and December 31, 2021, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. The stay expired on September 30, 2022. The defendants will contest the remaining claims in the action vigorously. On or about October 25, 2022, the parties, including the SLC acting on behalf of the Company, reached an agreement-in-principle to settle the action, subject to documentation in a formal stipulation of settlement, as well as approval by the Court. The agreement in principle includes, among other things, a payment of $6 million in cash to the Company, amendments to the Management Services Agreement between the Company and the Manager, and corporate governance changes.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2022 to determine the amount of the obligations. Purchase obligations as of September 30, 2022 are as follows (in millions):

2022 (remaining)	$30.5
2023	10.0
2024	6.1
2025	4.0
2026	2.9
Thereafter	2.9
Total purchase commitments	$56.4
AAII FPA
On February 25, 2021, we entered into a forward purchase agreement (the "AAII FPA") with Austerlitz Acquisition Corp. II ("AAII"), a special purpose acquisition company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the "AAII Initial Business Combination"). AAII is co-sponsored by entities affiliated with William P. Foley II. Under the AAII FPA, we agreed to purchase an aggregate of 12,500,000 shares of AAII’s Class A common stock, plus an aggregate of 3,125,000 redeemable warrants to purchase one share of AAII's Class A common stock at $11.50 per share for an aggregate purchase price of $125.0 million in a private placement to occur concurrently with the closing of the AAII Initial Business Combination. The AAII FPA is contingent upon the closing of the AAII Initial Business Combination. On October 3, 2022, AAII announced that it is seeking to redeem, prior to December 31, 2022, its outstanding class A ordinary shares for the cash held in its trust account prior to December 31, 2022. Accordingly, we do not expect to fund the AAII FPA.

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As a result of the Optimal Blue Disposition, Optimal Blue is no longer a reportable segment. As a result, the segment tables for the three and nine months ended September 30, 2021 have been retrospectively revised to remove Optimal Blue as a reportable segment.
As a result of the June AmeriLife Sale and our subsequent September 2022 agreement to sell an additional portion of our remaining ownership interest in AmeriLife, AmeriLife no longer meets the significance test and is no longer a reportable segment. As a result, the segment tables for the three and nine months ended September 30, 2021 have been retrospectively revised to remove AmeriLife as a reportable segment.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$154.6	$—	$—	$—	$—	$—	$154.6
Other operating revenues	—	556.3	378.9	750.0	9.9	(1,685.2)	9.9
Revenues from external customers	154.6	556.3	378.9	750.0	9.9	(1,685.2)	164.5
Interest, investment and other income, including recognized gains (losses), net	(0.2)	9.3	56.2	16.0	175.2	(81.5)	175.0
Total revenues, other income and realized gains (losses), net	154.4	565.6	435.1	766.0	185.1	(1,766.7)	339.5
Depreciation and amortization	5.1	145.1	69.6	99.0	0.6	(313.7)	5.7
Interest expense	(1.1)	(49.1)	(28.4)	(31.0)	(2.5)	108.5	(3.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(7.7)	5.7	(675.3)	(65.0)	157.8	734.6	150.1
Income tax (benefit) expense	—	(4.2)	(16.6)	(20.0)	17.0	40.8	17.0
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(7.7)	9.9	(658.7)	(45.0)	140.8	693.8	133.1
Equity in earnings (losses) of unconsolidated affiliates	—	0.5	—	—	(18.5)	(59.9)	(77.9)
Net (loss) earnings from continuing operations	$(7.7)	$10.4	$(658.7)	$(45.0)	$122.3	$633.9	$55.2
Assets	$347.5	$9,429.7	$6,479.4	$10,903.0	$2,833.6	$(26,812.1)	$3,181.1
Goodwill	53.4	3,400.8	1,993.5	3,624.0	—	(9,018.3)	53.4

As of and for the three months ended September 30, 2021:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$175.1	$—	$—	$—	$—	$—	$175.1
Other operating revenues	—	541.9	384.3	690.0	10.9	(1,616.2)	10.9
Revenues from external customers	175.1	541.9	384.3	690.0	10.9	(1,616.2)	186.0
Interest investment and other income (expense), including recognized gains (losses), net	1.2	13.5	46.6	(117.0)	(168.7)	56.9	(167.5)
Total revenues, other income and recognized gains (losses), net	176.3	555.4	430.9	573.0	(157.8)	(1,559.3)	18.5
Depreciation and amortization	5.7	156.7	70.1	88.0	0.6	(314.8)	6.3
Interest expense	(1.7)	(48.3)	(62.7)	(28.0)	(0.6)	139.0	(2.3)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(4.2)	14.7	23.5	(120.0)	(190.4)	81.8	(194.6)
Income tax (benefit) expense	—	(2.8)	16.7	—	(34.7)	(13.9)	(34.7)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(4.2)	17.5	6.8	(120.0)	(155.7)	95.7	(159.9)
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	—	(4.0)	44.7	41.4
Net (loss) earnings from continuing operations	$(4.2)	$18.2	$6.8	$(120.0)	$(159.7)	$140.4	$(118.5)
Assets	$427.7	$9,747.3	$6,894.3	$10,957.0	$3,885.8	$(27,598.6)	$4,313.5
Goodwill	53.4	3,318.7	3,483.5	3,356.0	—	(10,158.2)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$483.4	$—	$—	$—	$—	$—	$483.4
Other operating revenues	—	1,629.6	1,118.2	2,190.0	23.0	(4,937.8)	23.0
Revenues from external customers	483.4	1,629.6	1,118.2	2,190.0	23.0	(4,937.8)	506.4
Interest, investment and other income, including recognized gains (losses), net	1.2	11.8	123.8	130.0	(284.9)	(265.6)	(283.7)
Total revenues and other income	484.6	1,641.4	1,242.0	2,320.0	(261.9)	(5,203.4)	222.7
Depreciation and amortization	16.0	441.5	197.0	293.0	1.7	(931.5)	17.7
Interest expense	(3.3)	(138.2)	(75.9)	(89.0)	(5.3)	303.1	(8.6)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(15.5)	(34.8)	(1,818.0)	(34.0)	(400.7)	1,886.8	(416.2)
Income tax benefit	(0.7)	(13.6)	(79.0)	(28.0)	(110.7)	120.6	(111.4)
Loss before equity in (losses) earnings of unconsolidated affiliates	(14.8)	(21.2)	(1,739.0)	(6.0)	(290.0)	1,766.2	(304.8)
Equity in earnings (losses) of unconsolidated affiliates	—	1.8	—	—	(3.8)	(152.0)	(154.0)
Net loss from continuing operations	$(14.8)	$(19.4)	$(1,739.0)	$(6.0)	$(293.8)	$1,614.2	$(458.8)
Assets	$347.5	$9,429.7	$6,479.4	$10,903.0	$2,833.6	$(26,812.1)	$3,181.1
Goodwill	53.4	3,400.8	1,993.5	3,624.0	—	(9,018.3)	53.4
As of and for the nine months ended September 30, 2021:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$532.3	$—	$—	$—	$—	$—	$532.3
Other operating revenues	—	1,567.3	384.3	690.0	28.0	(2,641.6)	28.0
Revenues from external customers	532.3	1,567.3	384.3	690.0	28.0	(2,641.6)	560.3
Interest investment and other income, including recognized gains (losses), net	2.4	33.0	46.6	(117.0)	(207.0)	37.4	(204.6)
Total revenues and other income	534.7	1,600.3	430.9	573.0	(179.0)	(2,604.2)	355.7
Depreciation and amortization	18.5	458.7	70.1	88.0	2.1	(616.8)	20.6
Interest expense	(6.6)	(145.2)	(62.7)	(28.0)	(0.3)	235.9	(6.9)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(7.9)	(27.5)	23.5	(120.0)	(300.6)	124.0	(308.5)
Income tax expense (benefit)	—	30.4	16.7	—	(47.4)	(47.1)	(47.4)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(7.9)	(57.9)	6.8	(120.0)	(253.2)	171.1	(261.1)
Equity in earnings (losses) of unconsolidated affiliates	—	2.0	—	—	(14.7)	99.2	86.5
Net (loss) earnings from continuing operations	$(7.9)	$(55.9)	$6.8	$(120.0)	$(267.9)	$270.3	$(174.6)
Assets	$427.7	$9,747.3	$6,894.3	10,957.0	$3,885.8	$(27,598.6)	$4,313.5
Goodwill	53.4	3,318.7	3,483.5	3,356.0	—	(10,158.2)	53.4

The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively. This segment also includes the operations of Legendary Baking and VIBSQ Holdco, LLC ("VIBSQ") prior to their respective sales in 2021. During the three and nine months ended September 30, 2022, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material interest in Legendary Baking and VIBSQ.

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
•Alight. This segment consists of our 9.7% ownership interest in Alight. Alight is a leading cloud-based human capital technology and services provider that powers confident health, wealth and wellbeing decisions for millions of people and their dependents. Its Alight Worklife® platform combines data and analytics with a simple, seamless user experience. Supported by its global delivery capabilities, Alight Worklife is transforming the employee experience for people around the world through personalized, data-driven health, wealth, pay and wellbeing insights. Our chief operating decision maker reviews the full financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above. We historically accounted for our equity ownership and proportionate share of earnings or losses in Alight utilizing a three-month reporting lag due to timeliness considerations. In the second quarter of 2022, the Company was able to obtain financial information for Alight on a more timely basis and began recording our ownership interest in Alight on a current basis as opposed to the previous three-month lag. The elimination of the three-month reporting lag for our equity ownership in Alight did not result in any material adjustments to any current or prior period financial information. We acquired our ownership interest on July 2, 2021. Accordingly, the segment tables above for the three and nine months ended September 30, 2021, include the results of Alight for the period from July 2, 2021 through September 30, 2021.
•Paysafe. This segment consists of our 8.2% ownership interest in Paysafe. Paysafe provides payment solutions through several business lines. These business lines are focused on card not present and card present solutions for small to medium size business merchants, wallet based online payment solutions through Skrill and NETELLER brands and solutions that enable consumers to use cash to facilitate online purchases through its paysafecard prepaid vouchers. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the three and nine months ended September 30, 2022, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three and nine months ended June 30, 2022, respectively.
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

	Nine months ended September 30,
	2022	2021
	(In millions)
Cash paid during the period:
Interest	$6.8	$3.9
Income taxes	89.8	93.4
Operating leases	27.2	28.7
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	435.0	—
Note receivable received through sale of Rock Creek Idaho Holdings, LLC	—	35.0

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
As of March 31, 2022, the fair value of our ownership interest in Paysafe based on quoted market prices was $202.6 million and the book value of our recorded asset for Paysafe was $438.6 million prior to any impairment. Due to significant impairments recorded by Paysafe to its intangible assets, the quantum of the decrease in the fair market value of our ownership interest, and negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our ownership interest in Paysafe was other-than-temporary. Accordingly, we recorded an impairment charge of $236.0 million in the nine months ended September 30, 2022 which is included in Recognized losses, net, on our Condensed Consolidated Statement of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Revenues:
Restaurant revenue	$154.6	$175.1	$483.4	$532.3
Other operating revenue	9.9	10.9	23.0	28.0
Total operating revenues	164.5	186.0	506.4	560.3
Operating expenses:
Cost of restaurant revenue	141.1	154.8	434.4	462.8
Personnel costs	12.4	21.9	49.5	58.3
Depreciation and amortization	5.7	6.3	17.7	20.6
Other operating expenses	26.6	27.8	128.7	115.6
Total operating expenses	185.8	210.8	630.3	657.3
Operating loss	(21.3)	(24.8)	(123.9)	(97.0)
Other income (expense):
Interest, investment and other income	—	18.7	0.1	20.1
Interest expense	(3.6)	(2.3)	(8.6)	(6.9)
Recognized gains (losses), net	175.0	(186.2)	(283.8)	(224.7)
Total other income (expense)	171.4	(169.8)	(292.3)	(211.5)
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	150.1	(194.6)	(416.2)	(308.5)
Income tax expense (benefit)	17.0	(34.7)	(111.4)	(47.4)
Earnings (loss) before equity in (losses) earnings of unconsolidated affiliates	133.1	(159.9)	(304.8)	(261.1)
Equity in (losses) earnings of unconsolidated affiliates	(77.9)	41.4	(154.0)	86.5
Net earnings (loss)	55.2	(118.5)	(458.8)	(174.6)
Less: Net (loss) earnings attributable to non-controlling interests	(0.1)	2.5	(3.2)	3.1
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$55.3	$(121.0)	$(455.6)	$(177.7)

Revenues
Total revenues decreased $21.5 million, or 11.6%, in the three months ended September 30, 2022 and decreased $53.9 million, or 9.6%, in the nine months ended September 30, 2022 compared to the corresponding periods in 2021.
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
Pre-Tax Earnings (Loss).
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates increased $344.7 million, or 177.1%, in the three months ended September 30, 2022 and decreased $107.7 million, or 34.9%, in the nine months ended September 30, 2022 compared to the corresponding periods in 2021.
The change in revenues, expenses and pre-tax loss is discussed in further detail at the segment level below.
Income Taxes.
Income tax expense (benefit) was $17.0 million and $(34.7) million in the three-month periods ended September 30, 2022 and 2021, respectively, and $(111.4) million and $(47.4) million in the nine-month periods ended September 30, 2022 and 2021, respectively. Our effective tax rate was 11.3% and 17.8% in the three months ended September 30, 2022 and 2021, respectively, and 26.8% and 15.4% in the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in all periods presented is primarily attributable to the varying impact of equity in earnings of unconsolidated affiliates on income tax expense (benefit).

Equity in Earnings of Unconsolidated Affiliates.
Equity in (losses) earnings of unconsolidated affiliates for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Dun & Bradstreet	$(0.7)	2.6	$(10.8)	$(13.0)
Paysafe/FTAC II Sponsor	(54.3)	(7.1)	(144.2)	64.3
Alight/FTAC Sponsor	(4.4)	49.9	4.8	49.9
System1/Trebia Sponsor	(8.9)	—	(5.2)	—
Optimal Blue	—	(2.7)	(1.3)	(10.9)
AmeriLife	(2.8)	(4.5)	(5.2)	(11.5)
Sightline	(6.6)	(0.1)	(15.1)	(0.1)
Other	(0.2)	3.3	23.0	7.8
Total	$(77.9)	$41.4	$(154.0)	$86.5
Other equity in earnings of unconsolidated affiliates in the nine months ended September 30, 2022 from the table above includes $23.9 million for our ownership interest in Triple Tree Holdings which was primarily driven by its sale of its investment banking business.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Restaurant revenue	$154.6	$175.1	$483.4	$532.3
Total operating revenues	154.6	175.1	483.4	532.3
Operating expenses:
Cost of restaurant revenue	141.1	154.8	434.4	462.8
Personnel costs	6.2	8.6	18.5	25.7
Depreciation and amortization	5.1	5.7	16.0	18.5
Other operating expenses	8.6	9.7	27.9	29.0
Total operating expenses	161.0	178.8	496.8	536.0
Operating (loss) income	(6.4)	(3.7)	(13.4)	(3.7)
Other income (expense):
Interest expense	(1.1)	(1.7)	(3.3)	(6.6)
Recognized gains, net	(0.2)	1.2	1.2	2.4
Total other expense	(1.3)	(0.5)	(2.1)	(4.2)
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	$(7.7)	$(4.2)	$(15.5)	$(7.9)
Total revenues for the Restaurant Group segment decreased $20.5 million, or 11.7%, in the three months ended September 30, 2022 and decreased $48.9 million, or 9.2%, in the nine months ended September 30, 2022 compared to the corresponding periods in 2021. The decrease was primarily driven by decreased revenue related to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts in the prior year period. For the three months ended September 30, 2022, the decrease was also driven by a decrease in comparable store sales, while in the nine months ended September 30, 2022, the decrease was partially offset by an overall increase in comparable store sales.
Revenue associated with our Legendary Baking, Village Inn, and Baker's Square brands was $10.7 million and $54.8 million in the three and nine months ended September 30, 2021, respectively.

Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 6.7% and 0.8%, respectively, in the three months ended September 30, 2022 and (decreased) increased by (3.8)% and 10.4%, respectively, in the nine months ended September 30, 2022, compared to the comparable periods in 2021. The decrease in 2022 for our O'Charley's brand is primarily attributable to a decrease in guest counts, mostly offset by an increase in the average amount spent by customers each visit. The decrease in the three months ended September 30, 2022 for our 99 Restaurants brand is attributable to decreased guest counts which was nearly offset by an increase in the average amount spent by customers each visit for that period, while in the nine months ended September 30, 2022, the increase is attributable to an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 91.3% and 88.4% in the three months ended September 30, 2022 and 2021, respectively, and 89.9% and 86.9% in the nine months ended September 30, 2022 and 2021, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in the three and nine months ended September 30, 2022 compared to the comparable period in 2021 is primarily attributable to increased costs of labor, food, and supplies.
Loss before income taxes decreased (increased loss) by $3.5 million, or 83.3%, in the three months ended September 30, 2022 and decreased (increased loss) by $7.6 million, or 96.2%, in the nine months ended September 30, 2022 from the corresponding periods in 2021. The change in income was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of September 30, 2022, we own approximately 18.1% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours. In July 2022, we completed the sale of 9.2 million shares of common stock of Dun & Bradstreet to a broker pursuant to Rule 144. In connection with the sale, we received proceeds of $127.2 million.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Total revenues	$556.3	$541.9	$1,629.6	$1,567.3
Earnings (loss) before income taxes	5.7	14.7	(34.8)	(27.5)
Net earnings (loss)	10.4	18.2	(19.4)	(55.9)
Net earnings attributable to noncontrolling interest	(2.4)	(1.6)	(5.7)	(4.2)
Net earnings (loss) attributable to Dun & Bradstreet	8.0	16.6	(25.1)	(60.1)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
On July 2, 2021, we closed on the acquisition of our ownership interest in Alight. As of September 30, 2022, we own approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours. We historically accounted for our equity ownership and proportionate share of equity in earnings or loss of Alight on a three-month lag. In the second quarter of 2022, we were able to obtain financial information for Alight on a more timely basis and determined it was preferable to record our ownership interest in Alight on a current basis as opposed to the previous three-month lag. The elimination of the three-month reporting lag for our equity ownership in Alight did not result in any material adjustments for any current or prior period financial information. Because we acquired our ownership interest in Alight on July 2, 2021, the table below for the three and nine months ended September 30, 2021 includes the results of Alight for the period from July 2, 2021 through September 30, 2021.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Total revenues	$750.0	$690.0	$2,190.0	$690.0
(Loss) earnings from operations	(50.0)	25.0	(75.0)	25.0
Net (loss) earnings attributable to Alight	(37.0)	(107.0)	3.0	(107.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Paysafe
On March 30, 2021, we closed on the acquisition of our ownership interest in Paysafe. As of September 30, 2022, we own approximately 8.2% of the outstanding common stock of Paysafe. We account for our ownership of Paysafe under the equity method of accounting; therefore, its results do not consolidate into ours. We report our equity in the earnings or loss of Paysafe on a three-month lag. Accordingly, our net loss for the three and nine months ended September 30, 2022 includes our equity in Paysafe’s losses for the three and nine months ended June 30, 2022, respectively.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022
	(In millions)
Total revenues	$378.9	$384.3	$1,118.2
(Loss) earnings from operations	(703.1)	39.6	(1,865.8)
Net (loss) earnings	(658.7)	6.8	(1,739.0)
Less: net earnings attributable to noncontrolling interest	—	0.2	0.6
Net (loss) earnings attributable to Paysafe	(658.7)	6.6	(1,739.6)
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Other operating revenue	$9.9	$10.9	$23.0	$28.0
Operating expenses:
Personnel costs	6.2	13.3	31.0	32.6
Depreciation and amortization	0.6	0.6	1.7	2.1
Other operating expenses	18.0	18.1	100.8	86.6
Total operating expenses	24.8	32.0	133.5	121.3
Operating loss	(14.9)	(21.1)	(110.5)	(93.3)
Other income (expense):
Interest, investment and other income	—	18.7	0.1	20.1
Interest expense	(2.5)	(0.6)	(5.3)	(0.3)
Recognized gains (losses), net	175.2	(187.4)	(285.0)	(227.1)
Total other income (expense)	172.7	(169.3)	(290.2)	(207.3)
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$157.8	$(190.4)	$(400.7)	$(300.6)
Personnel costs decreased $7.1 million in the three months ended September 30, 2022 and decreased $1.6 million in the nine months ended September 30, 2022 compared to the corresponding periods in 2021. The change in personnel costs was primarily driven by changes in the amounts of success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses increased $14.2 million in the nine months ended September 30, 2022 compared to the prior year period. The increase in the nine month period was primarily driven by management fees and carried interest incurred with our Manager of $30.9 million and $49.3 million, respectively, for the nine months ended September 30, 2022 compared with $24.7 million and $37.4 million, respectively, for the same period in 2021. The carried interest for the period ended September 30, 2022 was primarily attributable to the Optimal Blue Disposition, of which $31.8 million was paid in D&B stock. The carried interest for the periods ended September 30, 2021 were primarily related to our distributions from our prior joint venture with Senator and a sale of D&B stock.
Recognized gains (losses), net, increased $362.6 million in the three months ended September 30, 2022 and decreased (increased loss) $57.9 million in the nine months ended September 30, 2022 compared to the corresponding periods in 2021. The increase in the three months ended September 30, 2022 is primarily attributable to the $391.8 million impairment charge we recorded on our ownership interest in Paysafe in the three months ended September 30, 2021, and a gain of $102.5 million on the partial sale of our ownership interest in AmeriLife recorded in the three months ended September 30, 2022, partially offset by decreased gains on equity securities in the three months ended September 30, 2022 compared to the corresponding period in 2021. The decrease (increase in loss) in the nine months ended September 30, 2022 is primarily attributable to and increased losses on equity securities in the nine months ended September 30, 2022 compared to the corresponding period in 2021 along with a gain of $111.1 million on the sale of D&B shares recorded in the 2021 period. This was partially offset by the $391.8 million impairment charge we recorded on our ownership interest in Paysafe in the three months ended September 30, 2021 compared to the $236.0 million impairment charge we recorded on our ownership interest in Paysafe in the nine months ended September 30, 2022 along with $313.0 million and $102.5 million in gains on the sales of Optimal Blue and AmeriLife, respectively, recorded in the nine months ended September 30, 2022. See Note D for further information on recognized gains and losses on equity securities.
Earnings (loss) before income taxes increased $348.2 million in the three months ended September 30, 2022 and decreased (increased loss) $100.1 million in the nine months ended September 30, 2022 compared to the corresponding periods in 2021. The change in earnings (loss) before income taxes in the three and nine months ended September 30, 2022 was primarily attributable to the factors noted above.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, the BKFE Commitment, the CSI Subscription and other business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of September 30, 2022, we had cash and cash equivalents of $371.1 million, of which $355.0 million was cash held by the corporate holding company, and $250.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $250.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2022 and 2021 totaled $186.8 million and $141.6 million, respectively. The increase in cash used in operations of $45.2 million is primarily attributable to the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the nine months ended September 30, 2022 and 2021 were $562.3 million and $(437.7) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $1,000.0 million in the 2022 period from the 2021 period is primarily attributable to proceeds from sales of investments, net of new and additional investments in unconsolidated affiliates in the 2022 period compared to the 2021 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $10.2 million and $7.7 million for the nine-month periods ended September 30, 2022 and 2021, respectively. The capital expenditures in 2022 and 2021 primarily consisted of purchases of equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the nine months ended September 30, 2022 and 2021 were $(90.2) million and $88.8 million, respectively. The increase in cash used in (decrease in cash provided by) financing activities of $179.0 million is primarily attributable to a decrease in debt borrowings, net of repayments, of $91.2 million, partially offset by increased treasury repurchases of $83.2 million in the nine months ended September 30, 2022.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2022 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,590.2 million as of September 30, 2022.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of September 30, 2022, our required annual payments relating to these contractual obligations were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Operating lease payments	$8.8	$33.6	$26.2	$23.2	$21.3	$132.7	$245.8
Unconditional purchase obligations	30.5	10.0	6.1	4.0	2.9	2.9	56.4
Notes payable	11.4	1.4	1.4	86.1	7.4	1.6	109.3
Management fees payable to Manager	9.7	38.8	32.3	—	—	—	80.8
Restaurant Group financing obligations	0.7	3.0	2.5	2.2	2.3	11.0	21.7
Total	$61.1	$86.8	$68.5	$115.5	$33.9	$148.2	$514.0
See Note A and Note F to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our commitments to fund the BKFE Commitment and the CSI Subscription.
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
Pursuant to the 2021 Repurchase Program, we repurchased 8,425,598 shares of CNNE common stock during the nine months ended September 30, 2022 for approximately $174.7 million in the aggregate, or an average of $20.74 per share. Since the original commencement of the 2021 Repurchase Program through market close on September 30, 2022, we repurchased a total of 9,441,483 common shares for approximately $203.8 million in the aggregate, or an average of $21.59 per share. Subsequent to September 30, 2022, we repurchased an additional 499,301 shares of CNNE common stock for approximately $10.6 million in the aggregate, or an average of $21.14 per share, pursuant to the 2021 Repurchase Program.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
7/1/2022 - 7/31/2022	—	$—	—	12,707,818
8/1/2022 - 8/31/2022	600,000	$22.27	600,000	12,107,818
9/1/2022 - 9/30/2022	1,050,000	$21.63	1,050,000	11,057,818
Total	1,650,000	$21.86	1,650,000
(1)    On March 1, 2021, our Board of Directors approved the 2021 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through February 26, 2024.
(2)    On August 3, 2022, our Board of Directors approved the 2022 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through August 3, 2025.
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

Date:	November 9, 2022	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)