Form 10-K
period 2022-12-31
Cannae Holdings, Inc.
filed 2023-03-01
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Cannae common stock held by non-affiliates of the registrant as of June 30, 2022, was $1,449,622,144 based on the closing price of $19.34 as reported by the New York Stock Exchange.
As of January 31, 2023 there were 76,257,828 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2022, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

CANNAE HOLDINGS, INC.
FORM 10-K

i

PART I
Item 1.    Business
Introductory Note
The following describes the business of Cannae Holdings, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our," "Cannae", "Cannae Holdings", or the "Company," are to Cannae Holdings, Inc. and its subsidiaries, taken together.
Company Background
On November 17, 2017, Fidelity National Financial, Inc. ("FNF", NYSE: FNF) redeemed each outstanding share of its FNF Ventures ("FNFV") Group common stock, par value $0.0001, for one share of common stock, par value $0.0001, of a newly formed entity, Cannae (the "Split-Off"). In conjunction with the Split-Off, FNF contributed to us its portfolio of companies unrelated to its primary insurance and real estate operations, which included majority and minority equity interests in a number of entities and certain fixed income investments. On November 20, 2017, Cannae common stock began "regular-way" trading on The New York Stock Exchange under the "CNNE" stock symbol.
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2022 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Ceridian HCM Holding, Inc. ("Ceridian"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline" or "Sightline Payments"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity ownership interests.
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
Our management team has a proven track record of growing industry-leading companies, and we continuously work with and support management teams of the companies we own in managing, operating, and growing their businesses in order to provide value for our shareholders. Bill Foley-led management teams are responsible for the growth of publicly traded companies such as FNF, Black Knight, Inc. ("Black Knight", NYSE: BKI), Ceridian, D&B, Fidelity National Information Services ("FNIS", NYSE: FIS) and F&G Annuities & Life, Inc. ("FG", NYSE: FG), which collectively have a market capitalization of more than $85 billion.
As of December 31, 2022, we had the following reportable segments:
Dun & Bradstreet. This segment consists of our 18.1% ownership interest in D&B. Cannae's chairman Bill Foley and CEO Richard Massey serve on the board of directors of D&B. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
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
Alight. This segment consists of our 9.7% ownership interest in Alight. Cannae's chairman Bill Foley, CEO Richard Massey and director Erika Meinhardt serve on the board of directors of D&B. Alight is a leading cloud-based provider of integrated digital human capital and business solutions. Alight has an unwavering belief that a company’s success starts with its people, and its solutions connect human insights with technology. Leveraging artificial intelligence and data analytics, Alight provides an integrated, personalized experience for employees using technology-driven solutions that aim to unlock value for employers. Alight believes its mission-critical solutions enable employees to enrich their health, wealth and wellbeing, which helps global organizations achieve a high-performance culture. Alight serves more than 36 million employees and family members from a broad range of clients, including Fortune 500 companies and mid-market businesses. Alight seeks to establish high-quality, strong, long-term relationships with its clients.
We account for our ownership of Alight using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Paysafe. This segment consists of our 5.6% ownership interest in Paysafe. Paysafe is a leading payments platform with an extensive track record of serving merchants and consumers in the global entertainment sectors. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions.
We account for our ownership of Paysafe using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Restaurant Group. This segment consists of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% equity ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's restaurant and Ninety Nine Restaurants restaurant concepts, respectively.
We account for our ownership of the Restaurant Group as a consolidated subsidiary.
Sightline. This segment consists of our 32.4% ownership interest in Sightline Payments. Sightline Payments is a leading digital payments provider and mobile application developer to the United States' sports betting and casino gaming market. Sightline leverages cutting-edge technology to apply modern solutions to a traditionally cash-based casino industry projected to grow significantly over the next few years. While much of the business world shifts to a cashless society, the casino gaming industry is known for being cash dominant. Sightline's mission is to be the preeminent partner in transitioning toward cashless casino gaming. Sightline’s Play+ solution gives consumers a safe, secure, and responsible way to fund their online and in-person gaming activities and enables casinos to offer cashless wagering and payment options across the entire property. With a large and expanding customer base and partners across the sports betting, lottery, racing, and online and brick-and-mortar casino markets, Sightline is uniquely positioned to transform the traditional gaming landscape.
We account for our ownership of Sightline using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Corporate and Other. This aggregation of nonreportable operating segments consists of our share in the operations of controlled and uncontrolled portfolio companies including our 3.9% ownership interest in Ceridian, 24.0% ownership interest in System1, 50.1% limited partnership interest in BKFE, 4.6% ownership interest in AmeriLife, 9.1% ownership interest in CSI,

12.0% voting equity interest in preferred stock of QOMPLX, Inc. ("QOMPLX"), 24.6% equity interest in Triple Tree Holdings, LLC ("Triple Tree"), and majority-owned real estate and resort development businesses ("Cannae RE").
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
System1 operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and sells antivirus software packages to end user customers. System1 provides its services through its proprietary responsive acquisition marketing platform ("RAMP"). RAMP allows System1 to monetize users through its relationships with third-party advertisers and advertising networks. RAMP also allows third-party advertising platforms and publishers, to send user traffic to, and monetize user traffic on, System1’s owned and operated websites. RAMP operates across System1's network of owned and operated websites and related products, allowing it to monetize user traffic that it sources from various acquisition marketing channels. System1, through its wholly owned subsidiary Protected.net Group Limited, also provides antivirus software solutions, offering its customers a single packaged solution that is designed to provide protection and reporting to the end user. System1 delivers its antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of additional offered protection based on a customer's specific needs.
BKFE is a joint venture led by Bill Foley that owns and operates A.F.C. Bournemouth ("AFCB"), an English professional association football club based in Kings Park, Boscombe, a suburb of Bournemouth, Dorset, England. AFCB was founded in 1899 and competes in the highest level of the men's English football league system, The Premier League. BKFE acquired AFCB, its first football club, in December 2022 and in February 2023 entered into a strategic partnership and acquired a significant minority interest in FC Lorient, a French Ligue 1 football club. BKFE aims to grow into a leading, multi-club operator of football assets across the world.
AmeriLife is a leader in marketing and distributing life, health, and retirement solutions. AmeriLife has partnered with the nation’s leading insurance carriers to provide value and quality to customers served through a national distribution network of insurance agents and advisors, marketing organizations, and insurance agency locations.
CSI is a leading fintech, regtech and cybersecurity partner that delivers core processing, digital banking, managed cybersecurity, cybersecurity compliance, payments processing, print and electronic document distribution, and regulatory compliance solutions to financial institutions and corporate customers, both foreign and domestic.
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
Cannae RE and its subsidiaries own and operate golf and real estate properties and develop, manage and operate residential and recreational properties, including an 1,800-acre ranch-style luxury resort and residential community in Oregon.
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
D&B's transformation strategy is based on Bill Foley's proven playbook of enhancing stockholder value through organizational re-alignment and re-investment. Initiatives implemented at D&B upon its 2019 leveraged buyout have resulted in significant synergies and cost savings. In light of the changes that have been made or identified by the Company and D&B's management team, we believe D&B is well-positioned to execute on its strategies of driving stockholder value through consistent revenue growth, managing cost initiatives and innovating and improving the way it adds value and solves the increasingly challenging and complex needs of its clients.
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
Paysafe. Paysafe empowers approximately 19 million active users in more than 120 countries and over 250,000 businesses across the United States, Canada and Europe to conduct secure and friction-less commerce across online, mobile, in-app and in-store channels, generating most of its revenue from Online and Integrated Commerce solutions. Paysafe focuses on its core verticals, including iGaming (which encompasses a broad selection of online betting related to sports, esports, fantasy sports, poker and other casino games) streaming and online gaming, travel and entertainment, retail and hospitality, and digital assets.

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
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations. Higher labor costs due to state and local minimum wage increases and shopping pattern shifts to e-commerce and "ready to eat" grocery and convenience stores have had a negative impact on restaurant performance, particularly in the casual dining restaurants in which the company operates.
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
The year ended December 31, 2022 was a period of high inflation relative to long-term inflation expectations in the United States. This inflationary environment primarily impacted the commodity and labor costs of our Restaurant Group. We have adjusted menu pricing to account for these cost increases to an extent, but will continue to balance the impact of inflationary pressures on costs with the value proposition offered to customers with a focus on long-term profitability.
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
Acquisitions, Dispositions, Minority Owned Operating Affiliates and Financings. Acquisitions are an important part of our growth strategy. We may dispose of assets when we identify opportunities to re-allocate our capital to owning, managing, and operating new companies that provide our shareholders with prudent risk-based returns on their own investment in Cannae. On an ongoing basis, with assistance from our Manager and outside advisors, we actively evaluate possible transactions to enhance the value of the companies we own, such as acquisitions of business units and operating assets and business combination transactions.
We primarily engage in various lines of business through long-term ownership together with control or significant influence of companies, though in the future we may seek to sell certain subsidiaries or other assets as part of our capital reallocation initiatives. Further, we may make acquisitions in lines of business that are not directly tied to, or synergistic with, our current operating segments. While we primarily own interests in companies that we control or have the ability to significantly influence the operations of, we have allocated, and expect to allocate in the future, a smaller portion of our capital to minority ownership stakes in companies over which we do not exercise significant influence or have control.

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
Special Purpose Acquisition Companies. In 2020 and early 2021, we made investments in the sponsors of, and forward purchase commitments to purchase equity of, five special purpose acquisition companies ("SPACs"). SPACs are companies formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As previously disclosed, our previous SPAC investments resulted in our current ownership interests in Paysafe, Alight and System1.
The volume of the total SPACs outstanding and in the market searching for business combination partners increased significantly in late 2020 and early 2021. Additionally, beginning in the second half of 2021 and throughout the course 2022 market participants penalized companies who went public through mergers with SPACs. Indices tracking the market values of companies who went public via mergers with SPACs substantially underperformed the overall market in calendar years 2021 and 2022.
Prior to such over saturation of the SPAC market, we believed SPACs were an efficient means for private entities to go public and a unique opportunity for companies to partner with sponsors who provide invaluable industry, operational and capital market experience. However, as a result of such market saturation and the deterioration in the market sentiment for SPACs and companies who went public through SPAC mergers, we have paused our prior strategy of raising capital through SPACs. In the fourth quarter of 2022, Cannae and the other sponsors of Austerlitz Acquisition Corporation I ("AAI") and Austerlitz Acquisition Corporation II ("AAII") effected the redemption of AAI's and AAII's outstanding Class A ordinary shares for cash held in their trust accounts. As of December 31, 2022, Cannae had no further investment in AAI or AAII.
While we believe these market trends have in the short term impacted the market values of our ownership interests in companies who went public through SPAC mergers, we remain committed to supporting Paysafe, Alight and System1 and are optimistic about the long-term fundamentals of each business.
Competition
Dun & Bradstreet. Dun & Bradstreet primarily competes on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. D&B believes that it competes favorably in each of these categories across its business segments. D&B's competitors vary based on the client size and geographical markets that its solutions cover.
For Dun & Bradstreet's finance and risk solutions segment, its competition generally varies by client size. D&B has a leading presence in the enterprise market as clients place a high degree of value on our best-in-class commercial credit database to inform their critical decisions around the extension of credit. D&B’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation), Experian and Creditsafe in Europe and Equifax and Experian in North America. In the small and mid-size company market, commercial credit health becomes increasingly tied to consumer credit health. D&B's competition in this market generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients, but lack the scale and coverage breadth to compete holistically.
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
Overall, outside North America, D&B's competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences. In the United Kingdom and Ireland, D&B's direct competition for its finance and risk solutions segment is primarily from Bureau van Dijk, Creditsafe and Experian. Additionally, in D&B's sales and marketing solutions segment, the landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business. In the Nordics, D&B faces competition from Enento and Experian and in Central and Eastern European markets they compete with several regional and local players. In Asia Pacific, D&B faces competition in its finance and risk solutions segment from a mix of local and global providers. D&B competes with global providers such as Experian and Bureau van Dijk in China and local competitors in India. In addition, as in the United Kingdom, D&B's sales and marketing solutions landscape throughout Asia is localized and fragmented.

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
Restaurant Group. The restaurant industry is highly competitive and is often affected by changes in consumer tastes. Competition for our restaurant brands varies by location. In general, our restaurant brands compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. Restaurants are increasingly competing with grocery stores who are expanding their offerings of quick serve, ready-made meals and meal kits and with meal kit delivery services, which have increased market share in recent years. We expect to continue to compete in these areas.
Competitive Strengths
Proven management team.  Our Board and executive management team, led by Bill Foley, has a proven track record of identifying, acquiring, managing and operating businesses. In particular, Bill Foley has led the growth of several multi-billion dollar companies with hundreds of acquisitions across diverse platforms, including, FNF, FNIS, Black Knight, Ceridian, D&B and FG. Our Board and executive management's breadth of knowledge of operational matters and capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure acquisitions to maximize the value acquired businesses, and to return the value created to our shareholders through long-term profitable operation of those businesses and, when appropriate, dispositions. We believe the Externalization under the Management Services Agreement enhances our executive management team’s ability to provide these services.
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
Human Capital Resources
Employees
As of December 31, 2022, Cannae and our consolidated subsidiaries had 11,988 employees, which includes 11,785 in our Restaurant Group and 203 in the various consolidated businesses comprising our Corporate and other segment. None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
Our Manager and Cannae LLC rely on the experience and expertise of a small number of highly qualified employees which make up our corporate management team. We continually assess our management team's capabilities and capacity with a view toward the long-term sustainability of the Company's operations.
Diversity
Diversity is a key component of our success, both at Cannae and within our portfolio companies. We stand committed to our philosophy that all employees deserve an inclusive workplace, one where each employee feels heard and empowered. We believe that the diversity of our employees and directors provides a variety of ideas and perspectives that allow us to achieve superior business results. Cannae and Cannae’s portfolio companies are committed to being equal opportunity employers and enhancing diversity and inclusion across our businesses. Cannae’s Code of Conduct & Ethics prohibits discrimination and harassment. Our nondiscrimination policy is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual programs including Code of Business Conduct and Ethics Training, and Reporting Harassment: Everyone’s Responsibility Training.
Board Diversity
In 2019, our board codified its commitment to diversity when selecting new director nominees, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation by integrating this language into the director selection criteria in our Corporate Governance Guidelines. As of December 31, 2022, four out of eleven directors identify themselves as diverse.
Sustainability
We recognize that in our rapidly changing global economy, the management of Environmental, Social, & Governance (“ESG”) risks and opportunities is important for our long-term business success. Our Company and our board are committed to addressing ESG issues to better serve our employees, business partners, and the communities where we live and work. We aim to achieve superior financial performance for shareholders and maximize the value of our assets while mitigating risk, and we are committed to managing our business in an environmentally responsible, socially responsible, and ethical manner.
To honor that commitment at the highest levels of the Company, our management team leads our ESG efforts. Our board of directors’ audit committee reviews these efforts.
Our ESG efforts are focused on:
Responsible Capital Deployment. ESG is embedded across our approach to the deployment of capital: from our due diligence in acquisition selection, to our value creation partnerships. We manage ESG issues with our portfolio companies which we believe helps us generate stronger returns for our shareholders while improving our impact on society. Dun & Bradstreet is committed to enhancing responsible business practices through automated solutions. Ceridian is focused on helping organizations enhance human capital management while supporting the communities where employees live and work through Ceridian Cares, an employee-driven charity. Alight is committed to helping companies care for their biggest asset – their people—by empowering workers and their families to make confident decisions around their health, wealth and wellbeing. The Restaurant Group is building inclusive workplaces while driving community outcomes in the areas where we operate. Our companies each have unique impacts, and we are working to further formalize and enhance the management of ESG across our entire portfolio of companies.
Preserving the Environment. We recognize the importance of conducting business in an environmentally responsible manner and integrating responsibly designed environmental management practices into our operations. We are continually seeking to improve our environmental management practices at our Las Vegas headquarters. From efforts to reduce water consumption and participating in recycling programs, we are working to reduce our environmental impact.
Supporting Our Employees and Communities. We are dedicated to serving our employees and their families, building a diverse and inclusive workplace, and supporting our local communities. We value our talented workforces and the outstanding contributions our employees make each day. We are dedicated to attracting, developing, and retaining talented teams through competitive compensation and benefits, and building a diverse and inclusive workplace. We believe in the importance of volunteerism and philanthropy to strengthen and engage local communities across our portfolio companies. Through local community involvement, corporate initiatives, and philanthropic giving – as well as an active community volunteer ethos – we work hard each day to support the communities we all live in.
Operating Ethically. We are committed to strong governance systems and policies that are designed to ensure fair, transparent, and efficient business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. We operate in ways that we believe are fair, transparent, and compliant with all applicable regulations. We implement strong governance practices, policies, training, and reporting avenues to encourage and promote that all employees adhere to the highest standards for business integrity.
Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:
•changes in general economic, business, and political conditions, including changes in the financial markets and changes in conditions resulting from the outbreak of a pandemic;
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
Risks Relating to the Externalization and Our Manager
The Management Service Agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third-party.
Because our Manager is owned by certain of our directors and executive officers, the Management Services Agreement was developed by related parties, although our independent directors reviewed and approved the Management Services Agreement. The terms of the Management Services Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third-party. In addition, particularly as a result of our relationship with the principal owners of the Manager, who are certain directors and members of our management team, our independent directors may determine that it is in the best interests of our shareholders not to enforce, or to enforce less vigorously, our rights under the Management Services Agreement because of our desire to maintain our ongoing relationship with our Manager.
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
While it is difficult to quantify with any certainty the actual amount of any such payments in the future, such amounts could be substantial. The management fee and carried interest will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders. If we do not have sufficient liquid assets to pay the management fee when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.
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
Risks Relating to the Restaurant Group
COVID-19 may continue to disrupt the business of our Restaurant Group, which could materially affect our Restaurant Group's operations, financial condition, results of operations and cash flows for an extended period of time.
COVID-19 and our responses to the spread of the virus and its variants have disrupted and may continue to disrupt our Restaurant Group businesses. In response to the initial COVID-19 outbreak and the federal, state and local government responses to COVID-19, we closed the dining rooms in substantially all of our restaurants in late March 2020 with substantially all remaining closed through early May 2020. During such time, most of our restaurants were solely operating to-go and delivery services in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand made such operations sustainable. We temporarily closed certain restaurants, modified work hours for our Restaurant Group employees and identified and implemented cost savings measures throughout our Restaurant Group operations. If the impact COVID-19 deteriorates again as a result of new variants, we may again be required to close the dining rooms in substantially all of our restaurants and solely operate to-go and delivery services, which would further adversely affect the results of operations of our Restaurant Group.
The spread of COVID-19 variants and these responses have affected and, with the unpredictable impact of future variants of COVID-19 and related government responses to any future outbreaks, may continue to adversely affect our Restaurant Group brands' guest traffic, sales and operating costs and we cannot predict how long any new variant will last or what other government responses may occur.

Suppliers of our Restaurant Group could be adversely impacted by another COVID-19 variant outbreak. If our Restaurant Group's suppliers’ access to resources is constrained or their employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19 variants, our Restaurant Group businesses could face shortages of food items or other restaurant supplies and our Restaurant Group's operations and sales could be adversely impacted by such supply interruptions.
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
D&B's solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, D&B competes with its data providers. D&B's data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that its systems are unsecure as a result of a data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. For example, the ability of D&B's data providers to process and analyze such data may be constrained by government mandates to work remotely. In 2021, following a 2020 ruling by the Court of Justice of the European Union in its Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), European regulators and the European Commission adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the ruling. Additionally, in 2021, China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws. As a result of these developments and related regulatory decisions, D&B has become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by D&B's providers in a way that allows it to legally use the data or cannot be transferred out of the country where it has been collected. D&B may not be successful in maintaining its relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, D&B may not be able to obtain data from alternative sources if its current sources become unavailable. If D&B were to lose access to this external data or if its access or use were restricted or were to become less economical or desirable, D&B's ability to provide solutions could be negatively impacted, which could have a material adverse effect on its business, financial condition and results of operations.
Risks Relating to Paysafe
Paysafe’s focus on the global entertainment sectors can increase its risks relative to other companies in its industry.
Paysafe focuses on the global entertainment sectors, including iGaming (which encompasses a broad selection of online betting related to sports, esports, fantasy sports, poker and other casino games) streaming and online gaming, travel and entertainment, retail and hospitality, and digital assets. Although this focus distinguishes Paysafe from industry peers, it also increases risks inherent in its business and broader industry. For example:
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
•serving these core verticals routinely creates greater operational complexity, including for Paysafe’s compliance, legal and risk functions;
•with respect to certain industry verticals (such as iGaming), the laws related to, or the legal status of, such verticals vary significantly among the countries in which Paysafe operates and, in the U.S., from state to state, further adding operational complexity particularly in compliance and risk mitigation;
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
The enhanced risks resulting from Paysafe’s core focus can materialize suddenly and without warning, which may result in increased volatility in its’ results of operations compared with other companies in its’ industry that do not provide services to companies in the global entertainment sectors, and could result in a material adverse effect on Paysafe’s business, financial condition, results of operations and future prospects.
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
In Paysafe’s digital wallet business, Paysafe offers its merchants a "no chargeback policy." A chargeback is the return of funds to a customer and in this context relates to a reversal of unauthorized charges to a customer’s credit card, for example, as a result of fraud or identity theft. Under Paysafe’s "no chargeback policy," Paysafe agrees to allow merchants who qualify under its vetting policy to retain all monies received from its’ NETELLER and Skrill Digital wallet holders and undertake not to request reimbursement from such merchants in respect of chargebacks incurred. In such cases, the full amount of the disputed transaction is charged back to Paysafe, and its credit card processor may levy additional fees against Paysafe unless they can successfully challenge the chargeback. Paysafe believes that its "no chargeback policy" is a key factor in a merchant’s decision to use its digital wallet services.
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
Certain executive officers and members of our Board serve on the boards of directors of other entities or are employed by other entities, including but not limited to D&B, Trasimene, Alight, FNF, Black Knight, System1 or BKFE.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with D&B, Trasimene, Alight, FNF, Black Knight, System1 or BKFE; (ii) business opportunities arising for any of us; and (iii) conflicts of time with respect to matters potentially or actually involving or affecting us. For example, from time to time, we may enter into transactions with such other entities and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company or any of our respective subsidiaries or affiliates as would be the case where there is no overlapping director.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our risk management and compliance functions and our audit committee are responsible for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third-party.
Refer to Note O to the Notes to Consolidated Financial Statements for more information related to our related party relationships and transactions with our Manager and certain members of our Board.
General Risk Factors
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
Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of business and transaction. Nevertheless, when conducting due diligence and making an assessment regarding an acquisition, we rely on the resources available to us, including information provided by the target of the transaction and, in some circumstances, third-party investigations. The due diligence investigation that we carry out with respect to any opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such opportunity. Moreover, such an investigation will not necessarily result in the acquisition being successful.
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
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporate Law ("DGCL"), could delay or prevent a third-party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our stockholders. For example, our charter and bylaws: (1) authorize the issuance of "blank check" preferred stock that could be issued by us upon approval of our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive; (2) provide that directors may be removed from office only for cause and that any vacancy on our board of directors may only be filled by a majority of our directors then in office, which may make it difficult for other stockholders to reconstitute our board of directors; (3) provide that special meetings of the stockholders may be called only upon the request of a majority of our board of directors or by our executive chairman, chief executive officer or president, as applicable; (4) require advance notice to be given by stockholders for any stockholder proposals or director nominees; (5) provide that directors are elected by a plurality of the votes cast by stockholders, which results in each director nominee elected by a plurality winning his or her seat upon receiving one "for" vote; and (6) provide that the board of directors is divided into three classes, as nearly equal in number as possible, with one class being elected at each annual meeting of stockholders, which could make it more difficult for a third-party to acquire, or discourage a third-party from seeking to acquire, control of Cannae.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of our company.
Item 1B.     Unresolved Staff Comments
We received a comment letter (the "Comment Letter") from the SEC staff (the "Staff") on July 19, 2021, in which the SEC inquired, among other things, why we are not an Investment Company subject to regulation under the 40 Act. In response we explained that, based on extensive legal analysis, we do not believe that we are subject to regulation under the 40 Act and we also provided the supplemental analyses and information requested by the Staff to address this comment. As of the date of the filing of this Annual Report, the Company has not received further comments or questions from the Staff nor a closing letter.
Refer to discussion under the header Risks Relating to the Company’s Structure in Item 1A of this Annual Report for further discussion.
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

Corporate and Other. Cannae RE owns an 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon.
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
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2022. The peer group comparison has been weighted based on their stock market capitalization. The graph tracks the performance of a of $100.00 investment, with reinvestment of all dividends (if any), from December 31, 2017 through December 31, 2022.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Cannae Holdings, Inc.	100.00	100.53	218.38	259.95	206.40	121.26
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group (1)	100.00	86.60	139.86	140.69	212.55	192.16
______________________________
(1) Peer group consists of the following companies: Apollo Global Management Inc., Compass Diversified Holdings, FS KKR Capital Corp. II, Golub Capital BDC, Inc., New Mountain Finance Corporation and Prospect Capital Corporation. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

On January 31, 2022, the last reported sale price of our common stock on The New York Stock Exchange was $24.44 per share. We had approximately 4,539 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On February 26, 2021, our Board authorized an additional three-year stock repurchase program (the "2021 Repurchase Program"), under which we were permitted to repurchase 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 26, 2024. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. Since the original commencement of the 2021 Repurchase Program through the date of this Annual Report, we have repurchased all 10.0 million common shares originally authorized thereunder for approximately $217.1 million in the aggregate, or an average of $21.71 per share.
On August 3, 2022, our Board authorized a new three-year stock repurchase program, (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2022, we repurchased 1,267,182 shares of CNNE common stock for approximately $26.8 million in the aggregate, or an average of $21.16 per share, pursuant to the 2022 Repurchase Program.
The following table summarizes repurchases of equity securities by Cannae during the quarter ending December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/1/2022 - 10/31/2022	499,301	$21.14	499,301	10,558,517
11/1/2022 - 11/30/2022	600,000	$23.67	600,000	9,958,517
12/1/2022 - 12/31/2022	1,225,699	$21.10	1,225,699	8,732,818
Total	2,325,000		2,325,000
______________________________
(1)    On March 1, 2021, our Board of Directors approved the 2021 Repurchase Program, under which we were permitted to purchase up to 10.0 million shares of our CNNE common stock through February 26, 2024.
(2)    On August 3, 2022, our Board of Directors approved the 2022 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock through August 3, 2025.
(3)    As of the last day of the applicable month.

Item 6.        Reserved
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
Recent Developments
Ceridian
In January 2022, we completed the sale of 2.0 million shares of common stock of Ceridian pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ("Rule 144"). In connection with the sale, we received proceeds of $173.3 million. In May 2022 and June 2022, we completed the aggregate sales of an additional 2.0 million shares of common stock of Ceridian on the open market. In connection with such sales, we received proceeds of $112.4 million.
As of December 31, 2022, we owned 6.0 million shares of Ceridian common stock which represented approximately 3.9% of the outstanding common stock of Ceridian.
Subsequent to December 31, 2022 through the date of this Annual Report, we sold 1.0 million shares of common stock of Ceridian for proceeds of $78.0 million.

System1
On January 10, 2022, we entered into an amendment to the backstop facility agreement (the "System1 Backstop Agreement") pursuant to which our commitment to fund redemptions of shareholders of Trebia Acquisition Corp. ("Trebia") in conjunction with its merger with System1 (the "Trebia System1 Business Combination") increased from $200.0 million to $250.0 million. Also on January 10, 2022, we entered into an amended and restated sponsor agreement with the sponsors of Trebia pursuant to which the sponsors will forfeit up to an additional Trebia 1,352,941 Class B ordinary shares to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A common stock in connection with, and based upon the extent of, Cannae’s obligation with respect to the increase in our backstop commitment. Trebia was co-sponsored by entities affiliated with the chairman and a member of our board of directors ("Board"), William P. Foley II and Frank R. Martire, respectively.
On January 27, 2022, the Trebia System1 Business Combination was completed and System1 merged with and into Trebia, with System1 as the surviving corporation. Beginning on January 28, 2022, System1’s common stock began trading on the NYSE under the ticker symbol "SST." At the completion of the Trebia System1 Business Combination, Cannae had invested a total of $248.3 million in System1, directly and indirectly owned 28.2 million of System1 common shares and indirectly owned 1.2 million warrants to purchase System1 common shares (the "System1 Warrants").
On March 17, 2022, the trading price of System1 Class A common stock exceeded certain thresholds resulting in the conversion of System1's outstanding Class D common stock to Class A common stock. As a result, the 833,750 shares of System1 Class D common stock held by the sponsor of Trebia, Trasimene Trebia LP ("Trebia Sponsor"), in which we owned a 26.1% limited partnership interest converted to shares of System1 Class A common stock. Cannae's ratable portion of such shares is 217,500 shares.
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
In the year ended December 31, 2022, we sold an aggregate of 1.8 million shares of System1 common stock for aggregate proceeds of $23.2 million.
As of December 31, 2022, we directly and indirectly owned 27.1 million shares of System1 common stock representing an approximate 24.0% ownership interest. We account for our direct ownership of the common equity of System1 under the equity method of accounting.
Optimal Blue
On February 15, 2022, we completed the disposition (the "Optimal Blue Disposition") of our ownership interests in Optimal Blue Holdco, LLC ("Optimal Blue") to Black Knight, Inc. ("Black Knight") pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, we received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of D&B. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue. We recorded a gain of $313.0 million on the sale which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
Dun & Bradstreet
On February 15, 2022, we received 21.8 million shares of D&B as partial consideration for the Optimal Blue Disposition. As part of our carried interest paid to our Manager related to the Optimal Blue Disposition, we transferred to our Manager 1.6 million of the D&B shares we received. See Note B for further discussion of our accounting for our increased ownership interest in D&B.
In July 2022, we completed the sale of 9.2 million shares of common stock of D&B to a broker pursuant to Rule 144. In connection with the sale, we received proceeds of $127.2 million and recorded a gain of $23.2 million.
In the year ended December 31, 2022, the board of directors of D&B declared and paid quarterly cash dividends aggregating to $0.10 per share of DNB common stock. As a result, we received $8.0 million of cash dividends from D&B in the year ended December 31, 2022, which are recorded as a reduction to the basis of our recorded asset for D&B.
As of December 31, 2022, we owned 79.0 million shares of D&B, which represented approximately 18.1% of its outstanding common stock.
Alight
In March 2022, the sponsor of Foley Trasimene Acquisition Corp. ("FTAC") distributed all of its interest in Alight to its limited partners, including Cannae. As a result, Cannae now directly holds all of its interest in common equity of Alight.

As of December 31, 2022, we owned 52.5 million shares of Alight which represented approximately 9.7% of its outstanding common equity.
AmeriLife
In June 2022, AmeriLife announced an investment from a leading private equity firm. In conjunction with the new investment, we entered into a redemption agreement pursuant to which we divested 46.0% of our ownership interest in AmeriLife (the "June AmeriLife Sale"). On August 31, 2022, we closed the June AmeriLife Sale and received gross cash proceeds of $152.5 million ($4.6 million of which was subsequently distributed to noncontrolling interest holders). As a result of the June AmeriLife Sale, we recorded a gain of $102.5 million which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
On September 14, 2022, we entered into a contribution, redemption and equity purchase agreement pursuant to which we agreed to sell a portion of the ownership interest in AmeriLife that we retained subsequent to the June AmeriLife Sale (the "September AmeriLife Sale" and together with the June AmeriLife Sale the "AmeriLife Sales"). On November 15, 2022, we closed on the September AmeriLife Sale and received gross cash proceeds of approximately $97.5 million (of which $2.9 million was subsequently distributed to noncontrolling interest holders).
As a result of the AmeriLife Sales, we no longer had any rights to designate any seats on the board of managers of AmeriLife, and as a result, we are no longer able to exert influence over the composition and quantity of AmeriLife's board. In combination with the reduction of ownership of AmeriLife to 4.6% as a result of the sales of our ownership interest in AmeriLife, we no longer exercise significant influence over AmeriLife. As of November 15, 2022, we account for our investment in AmeriLife as an equity security without a readily determinable fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change in accounting resulted in the revaluation of our investment in AmeriLife to the fair value implied by the AmeriLife Sales of $88.5 million and recording a gain on such revaluation of $67.2 million which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
CorroHealth
On September 30, 2022, we sold all of our equity interest in Coding Solutions Topco, Inc. ("CorroHealth") for cash proceeds of $78.7 million (the "CorroHealth Sale"). As a result of the CorroHealth Sale, we recorded a gain of $5.9 million which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
Subsequent to the transaction, we have no further equity interest or involvement in CorroHealth.
Paysafe
From September 2022 through November 2022, we disposed of an aggregate of 19.2 million shares, 5.0 million warrants and 3.1 million LLC units of Paysafe for aggregate consideration of $27.1 million.
On December 12, 2022, Paysafe effected a 1-for-12 reverse stock split and its common shares began trading on a split-adjusted basis on December 13, 2022.
As of December 31, 2022, we directly owned 3.4 million shares of Paysafe which represented approximately 5.6% of the outstanding common equity of Paysafe.
Computer Services, Inc.
On August 19, 2022, we entered into a subscription agreement with BGPT Catalyst, L.P. (the "CSI LP") pursuant to which we committed to acquire a 32% limited partnership ownership interest in CSI LP for cash consideration of approximately $86.1 million (the "CSI Subscription"). CSI LP is managed by entities affiliated with Frank Martire, a member of our Board, and is part of a consortium of investors who committed to acquire Computer Services, Inc. ("CSI").
On November 8, 2022, we funded the CSI Subscription and on November 16, 2022, the consortium of investors completed the acquisition of CSI. We have a 9.1% indirect, economic interest in CSI as a result of the transaction.
Black Knight Football and Entertainment
On October 8, 2022, we entered into a limited partnership agreement with Black Knight Football and Entertainment, LP ("BKFE") and committed to purchase a 50.1% limited partnership ownership interest in BKFE for $132.8 million (the "BKFE Commitment"). Also on October 8, 2022, BKFE entered into a stock purchase agreement to acquire 100% of the equity interests of Athletic Football Club Bournemouth ("AFCB"), a football club that competes in the English Premier League. The chairman of our Board, William P. Foley II, is the general partner of BKFE and owns a 25% economic interest in BKFE.
On November 16, 2022, we funded $52.2 million of the BKFE Commitment. On December 13, 2022, BKFE completed the acquisition of AFCB.

In the first quarter of 2023, we funded $40.3 million of the BKFE Commitment. We expect to fund the remaining BKFE Commitment before the end of the third quarter of 2023.
On January 13, 2023, BKFE entered into a strategic partnership and agreed to acquire a significant minority interest in FC Lorient, a football club that competes in France's Ligue 1. On February 1, 2023, BKFE completed the acquisition of a minority interest in FC Lorient.
Other Developments
Effective February 26, 2021, our Board authorized a three-year stock repurchase program (the "2021 Repurchase Program") under which we were permitted to repurchase up to 10.0 million shares of our common stock. During the year ended December 31, 2022, we repurchased 9,483,416 shares of CNNE common stock for approximately $198.5 million in the aggregate, or an average of $20.93 per share, pursuant to the 2021 Repurchase Program, of which 5,775,598 shares were repurchased from FNF for an aggregate amount of $108.7 million.
On August 3, 2022, our Board authorized a new three-year stock repurchase program (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2022, we repurchased 1,267,182 shares of CNNE common stock for approximately $26.8 million in the aggregate, or an average of $21.16 per share, pursuant to the 2022 Repurchase Program.
Related Party Transactions
Our financial statements for all years presented reflect transactions with our Manager and certain members of our Board. See Note O to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
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
For example, as of March 31, 2020, our voting agreement with Ceridian was terminated and, as a result, we are no longer able to exert influence over the composition and quantity of Ceridian's board of directors. In combination with the reduction in our ownership of Ceridian resulting from the sale of shares in February 2020, we no longer exercise significant influence over Ceridian. As of March 31, 2020, we began accounting for our investment in Ceridian at fair value pursuant to the investment in equity security guidance of ASC 321. The change resulted in the revaluation of our investment in Ceridian to its fair value of $993.4 million as of March 31, 2020 and recording a gain on such revaluation of $684.9 million (net of $47.1 million of before-tax losses reclassified from other comprehensive earnings), which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2020.

As of December 31, 2022, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our ownership interest under the equity method because we continue to exert significant influence through our 18.1% ownership, because certain of our senior management and directors serve on Dun & Bradstreet's board of directors, and because we are party to an agreement with other of its equity sponsors pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
As of December 31, 2022, the book value of our investment in D&B accounted for under the equity method of accounting is $857.1 million. Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was $969.1 million as of December 31, 2022.
As of December 31, 2022, we hold less than 20% of the outstanding common equity of Alight but we account for our ownership under the equity method because we exert significant influence: (a) through our 9.7% direct and indirect ownership, (b) because certain of our senior management and directors serve on Alight's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Alight's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Alight.
As of December 31, 2022, the book value of our investment in Alight accounted for under the equity method of accounting is $532.2 million. Based on quoted market prices, the aggregate fair market value of our ownership of Alight common stock was approximately $438.7 million as of December 31, 2022.
On November 15, 2022, we closed on the September AmeriLife Sale and received gross cash proceeds of approximately $97.5 million (of which $2.9 million was subsequently distributed to noncontrolling interest holders). As a result of the AmeriLife Sales, we no longer have any rights to designate any seats on the board of managers of AmeriLife, and as a result, we are no longer able to exert influence over the composition and quantity of AmeriLife's board. In combination with the reduction of ownership of AmeriLife to 4.6% as a result of the current year sales of our equity interest, we no longer exercise significant influence over AmeriLife. As of November 15, 2022, we account for our investment in AmeriLife as an equity security without a readily determinable fair value pursuant to the investment in equity security guidance of ASC 321. The change in accounting resulted in the revaluation of our investment in AmeriLife to the fair value implied by the AmeriLife Sales of $88.5 million and recording a gain on such revaluation of $67.2 million which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
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
As of March 31, 2022, the fair value of our ownership interest in Paysafe based on quoted market prices was $202.6 million and the book value of our recorded asset for Paysafe was $438.6 million prior to any impairment. Due to significant impairments recorded by Paysafe to its intangible assets, the quantum of the decrease in the fair market value of our ownership interest, and negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our ownership interest in Paysafe was other-than-temporary. Accordingly, we recorded an impairment charge of $236.0 million in the three months ended March 31, 2022 which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2022. As a result of the impairment, the basis difference between the carrying value of our ownership interest in Paysafe and our ratable portion of Paysafe’s net assets which was previously attributable to equity method goodwill was eliminated.
As of September 30, 2021, the fair value of our investment in Paysafe based on quoted market prices was $418.8 million and the book value of our investment in Paysafe was $810.6 million prior to any impairment. Due to significant impairments recorded by Paysafe to its intangible assets in the three months ended September 30, 2021 and the quantum of the decrease in the fair market value of our investment, management determined the decrease in value of our investment in Paysafe was other-than-temporary. Accordingly, we recorded an impairment charge of $391.8 million in the three months ended September 30, 2021 which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2021.
As of December 31, 2022, the fair value of our investment in Paysafe based on quoted market prices was $46.9 million and the book value of our ownership interest was $33.7 million.
As of December 31, 2022, the book value of our investment in System1 accounted for under the equity method of accounting prior to any impairment was $228.7 million. Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $127.4 million as of December 31, 2022. Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition and the uncertainty of the impact of the economic environment on System1's business, management determined the decrease in value of our investment in System1 was other-than-temporary as of December 31, 2022. Accordingly, we recorded an impairment of $101.7 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2022.
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
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values as maturities are less than three months.
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Short-term investments	$34.9	$—	$—	$34.9
Ceridian	384.9	—	—	384.9
Total assets	$419.8	$—	$—	$419.8

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
Austerlitz Acquisition Corp. II ("AAII") Forward Purchase Agreement	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
System1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total Assets	$1,050.0	$31.3	$0.5	$1,081.8

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis:

	Year Ended December 31, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Net valuation (loss) gain included in earnings (1)	—	(24.2)	7.7	(8.9)	(25.4)
Reclassification to investments in unconsolidated affiliates and Warrants	—	(111.4)	(177.3)	—	(288.7)
Purchase of AAII Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Transfers to Level 2	—	—	—	(20.7)	(20.7)
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$0.5	$—	$—	$0.5
___________________________________________
(1) Included in Recognized (losses) gains, net on the Consolidated Statements of Operations.
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated Statements of Comprehensive Earnings (Loss).
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
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Consolidated Financial Statements.
Certain Factors Affecting Comparability
Year ended December 31, 2021. On July 30, 2021, we closed on the sale of the net assets of VIBSQ Holdco, LLC ("VIBSQ") which owned the Village Inn and Bakers Square brands and related assets. On September 1, 2021, we closed on the sale of certain net assets of Rock Creek Idaho Holdings, LLC ("RC") and its subsidiaries. On September 3, 2021, we closed on the sale of Legendary Baking Holdings I, LLC ("Legendary Baking"). Our consolidated results of operations for the year ended December 31, 2021 include the results of operations of VIBSQ, RC and Legendary Baking through their respective dates of sale.
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

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Revenues:
Restaurant revenue	$630.6	$704.7	$559.7
Other operating revenue	31.5	37.5	26.0
Total operating revenues	662.1	742.2	585.7
Operating expenses:
Cost of restaurant revenue	571.4	617.4	524.3
Personnel costs	59.5	80.1	94.8
Depreciation and amortization	22.8	26.6	30.7
Other operating expenses, including asset impairments	153.0	151.6	116.6
Goodwill impairment	—	—	7.8
Total operating expenses	806.7	875.7	774.2
Operating loss	(144.6)	(133.5)	(188.5)
Other income (expense):
Interest, investment and other income	2.5	21.1	17.2
Interest expense	(12.3)	(9.8)	(9.0)
Recognized (losses) gains, net	(181.2)	(310.8)	2,362.2
Total other (expense) income	(191.0)	(299.5)	2,370.4
(Loss) earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	(335.6)	(433.0)	2,181.9
Income tax (benefit) expense	(89.9)	(74.0)	481.2
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(245.7)	(359.0)	1,700.7
Equity in (losses) earnings of unconsolidated affiliates	(183.9)	72.6	59.1
Net (loss) earnings	(429.6)	(286.4)	1,759.8
Less: Net (loss) earnings attributable to non-controlling interests	(1.5)	0.6	(26.4)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(428.1)	$(287.0)	$1,786.2
Revenues
Total revenue in 2022 decreased $80.1 million compared to 2021, primarily driven by a decrease in revenue in the Restaurant Group segment. Total revenue in 2021 increased $156.5 million compared to 2020, primarily driven by an increase in revenue in the Restaurant Group segment.
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
Income tax (benefit) expense was $(89.9) million, $(74.0) million, and $481.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 26.8%, 17.1%, and 22.1%, respectively. The change in the effective tax rate in all periods is primarily attributable to the varying impact of earnings or losses from unconsolidated affiliates on our consolidated pretax earnings or losses. The fluctuation in income tax benefit as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Equity in (losses) earnings of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year ended December 31,
	2022	2021	2020
Dun & Bradstreet (1)	$(8.8)	$(13.5)	$(46.8)
Alight	(1.6)	38.2	—
Sightline (2)	(19.3)	(2.4)	—
System1	(14.2)	—	—
AmeriLife (3)	(19.1)	(8.7)	(4.0)
Paysafe	(144.2)	53.3	—
Other	23.3	5.7	109.9
Total	$(183.9)	$72.6	$59.1
_____________________________________
(1) Equity in losses for Dun & Bradstreet includes $7.2 million of loss for the year ended December 31, 2022 related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Dun & Bradstreet.
(2) Equity in losses for Sightline includes $7.7 million of loss for the year ended December 31, 2022 related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Sightline.
(3) The amount for the year ended December 31, 2022 represents the Company's equity in losses of AmeriLife prior to the change in accounting for the investment beginning November 15, 2022.
Net Earnings
Net earnings attributable to Cannae decreased $141.1 million in the year ended December 31, 2022, compared to 2021. Total net earnings attributable to Cannae decreased $2,073.2 million in the year ended December 31, 2021, compared to 2020.
The change in net earnings is attributable to the factors discussed above and net earnings from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Revenues:
Restaurant revenue	$630.6	$704.7	$559.7
Operating expenses:
Cost of restaurant revenue	571.4	617.4	524.3
Personnel costs	24.2	34.5	31.2
Depreciation and amortization	20.5	24.0	27.7
Other operating expenses, including asset impairments	36.5	40.4	53.1
Goodwill impairment	—	—	7.8
Total operating expenses	652.6	716.3	644.1
Operating loss	(22.0)	(11.6)	(84.4)
Other income (expense):
Interest expense	(4.2)	(8.8)	(8.6)
Recognized gains and losses, net	7.8	2.1	7.5
Total other income (expense)	3.6	(6.7)	(1.1)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(18.4)	(18.3)	(85.5)
Total revenues for the Restaurant Group segment decreased $74.1 million, or 10.5%, in the year ended December 31, 2022 from 2021. The decrease was primarily driven by decreased revenue related to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts in 2021 and the closure and sales of underperforming O'Charley's locations. Total revenues for the Restaurant Group segment increased $145 million, or 25.9%, in the year ended December 31, 2021 from 2020. The increase was primarily driven by an increase in comparable store sales driven by the reduced impact of social restrictions imposed by state and local governments in connection with COVID-19 in 2021 compared to 2020.
Revenue associated with our Legendary Baking, Village Inn, and Baker's Square brands was $62.0 million and $53.1 million, respectively, in the years ended December 31, 2021 and 2020, respectively. Revenue recorded for these brands in the year ended December 31, 2021 represents these brands' revenues through their respective dates of sales in the third quarter of 2021 and subsequent run-off sales of the remaining inventory of Legendary Baking. Revenue recorded for these brands in the year ended December 31, 2020 represents Blue Ribbon's revenue for the period from January 1, 2020 through January 27, 2020, the date of Blue Ribbon's filing for bankruptcy, and the brands' revenues for the period from October 2, 2020 through December 31, 2020.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed 7.5%, 39.4%, and (32.8)% in the years ended December 31, 2022, 2021 and 2020, respectively, from the prior fiscal years. The increase in 2022 is primarily attributable to an increase in the average amount spent by customers each visit offset by a decrease in guest counts. The increase in 2021 is primarily attributable to increased guest counts resulting from the loosening of COVID-19 restrictions and an increase in the average amount spent by customers each visit. The decrease in 2020 is primarily attributable COVID-19 restrictions. Comparable store sales for our O'Charley's brand changed (5.8)%, 24.7% and (22.5)% in the years ended December 31, 2022, 2021 and 2020, respectively, from the prior fiscal years. The decrease in 2022 is primarily attributable to decreased guest counts offset by an increase in the average amount spent by customers each visit. The increase in 2021 is primarily attributable to increased guest counts resulting from the abatement of COVID-19 restrictions and an increase in the average amount spent by customers each visit. The decrease in 2020 is primarily attributable to lower guest counts resulting from COVID-19.
Cost of restaurant revenue decreased $46.0 million, or 7.5%, in the year ended December 31, 2022 from 2021. Cost of restaurant revenue increased $93.1 million, or 17.8%, in the year ended December 31, 2021 from 2020. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 90.6%, 87.6%, and 93.7% in the years ended December 31, 2022, 2021 and 2020, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in 2022 compared to 2021 is primarily attributable to increased costs of labor, food, and supplies. The decrease in cost of restaurant revenue as a percentage of restaurant revenue in 2021 compared to 2020 is primarily attributable to the impact of unavoidable costs on the substantial decrease in revenue in 2020.
Personnel costs decreased by $10.3 million, or 29.9%, in the year ended December 31, 2022 from 2021. The decrease is primarily attributable to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts in the prior year.
Other operating expenses decreased by $3.9 million, or 9.7%, in the year ended December 31, 2022 from 2021. The decrease is primarily attributable to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts in 2021. Other operating expenses decreased by $12.7 million, or 23.9%, in the year ended December 31, 2021 from 2020. The decrease is primarily attributable to a decrease of $11.0 million related to lower impairments of assets and a decrease of $8.6 million in professional fees. The decreases were offset by increased expenses associated with consolidating VIBSQ's and Legendary Baking's results of operations for approximately 9 months in 2021 compared to approximately 3 months in 2020.
Loss before income taxes decreased $67.2 million in the year ended December 31, 2021 from 2020. The change in losses is primarily attributable to the factors discussed above.
Dun & Bradstreet
As of December 31, 2022, we owned approximately 18.1% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in D&B under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Year ended December 31,
	2022	2021	2020
	(In millions)
Total revenues	$2,224.6	$2,165.6	$1,738.7
Loss before income taxes	(27.2)	(45.2)	(226.4)
Net earnings (loss)	4.1	(65.9)	(111.6)
Less: net earnings attributable to noncontrolling interest and dividends to preferred equity	6.4	5.8	69.0
Net loss attributable to Dun & Bradstreet	(2.3)	(71.7)	(180.6)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Paysafe
As of December 31, 2022, we owned approximately 5.6% of the outstanding common stock of Paysafe. We account for our ownership of Paysafe under the equity method of accounting and report our equity in the earnings or loss of Paysafe on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the year ended December 31, 2022 includes our equity in Paysafe’s losses for the period from October 1, 2021 through September 30, 2022.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	For the year ended September 30, 2022	For the period from March 31, 2021 to September 30, 2021
	(In millions)
Total revenues	$1,484.2	$737.9
Operating loss	(1,861.1)	(261.6)
Net loss	(1,738.0)	(140.3)
Less: net earnings attributable to noncontrolling interest	0.6	0.3
Net loss attributable to Paysafe	(1,738.6)	(140.6)

Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC. Paysafe's net loss for the year ended September 30, 2022 was impacted by $1.9 billion of non-cash impairment charges to its goodwill and intangible assets.
Alight
As of December 31, 2022, we owned approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Year Ended December 31, 2022	For the period from July 2, 2021 through December 31, 2021
	(In millions)
Total revenues	$3,132.0	$1,554.0
Operating (loss) income	(14.0)	65.0
Net loss	(72.0)	(48.0)
Less: net loss attributable to noncontrolling interests	(10.0)	(13.0)
Net loss attributable to Alight	(62.0)	(35.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Revenues:
Other operating revenue	$31.5	$37.5	$26.0
Operating expenses:
Personnel costs	35.3	45.6	63.6
Depreciation and amortization	2.3	2.6	3.0
Other operating expenses	116.5	111.2	63.5
Total operating expenses	154.1	159.4	130.1
Operating loss	(122.6)	(121.9)	(104.1)
Other income (expense):
Interest, investment and other income	2.5	21.1	17.2
Interest expense	(8.1)	(1.0)	(0.4)
Recognized gains and losses, net	(189.0)	(312.9)	2,354.7
Total other (expense) income	(194.6)	(292.8)	2,371.5
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(317.2)	(414.7)	2,267.4
Personnel costs decreased $10.3 million, or 22.6%, in the year ended December 31, 2022 compared to 2021, and decreased $18.0 million, or 28.3%, in the year ended December 31, 2021 compared to 2020. The change in both periods is primarily driven by a change in investment success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses increased $5.3 million, or 4.8%, in the year ended December 31, 2022 compared to 2021 and increased $47.7 million, or 75.1%, in the year ended December 31, 2021 compared to 2020. The increase in 2022 from 2021 is primarily attributable to $40.1 million of management fee expenses and $49.3 million of carried interest mainly on the Optimal Blue Disposition, of which $31.8 million was paid in D&B stock. The increase in 2021 from 2020 was primarily attributable to $33.6 million in management fees and $44.5 million of carried interest incurred with our Manager.

Interest, investment and other income decreased $18.6 million in the year ended December 31, 2022 compared to 2021. The decrease was primarily attributable to $15.1 million of income in the 2021 period related to the Company's funding of redemptions for Alight's SPAC merger.
Interest expense increased $7.1 million in the year ended December 31, 2022 compared to 2021. The increase was attributable to an increase in corporate debt outstanding. See Note K to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt.
Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Year ended December 31,
	2022	2021	2020
Ceridian fair value adjustments	$(374.1)	$45.5	$1,620.5
Ceridian gain on partial sales(1)	—	—	223.1
Paysafe impairment	(236.0)	(391.8)	—
System1 impairment	(101.7)	—	—
QOMPLX impairment	(32.8)	—	—
Dun & Bradstreet gain on partial sales	19.3	111.1	—
Optimal Blue gain on sale	313.0	—	—
AmeriLife fair value adjustment (2)	67.3	—	—
AmeriLife gain on partial sales	176.4	—	—
Paysafe and AAII warrants mark to market adjustment	(23.5)	(35.1)	—
CoreLogic, Inc. mark to market adjustment	—	—	63.7
D&B initial public offering gain	—	—	117.0
SPAC agreements mark to market adjustments	—	—	306.1
Other, net	3.1	(42.6)	24.3
Recognized (losses) gains, net	$(189.0)	$(312.9)	$2,354.7
_____________________________________
(1) Represents the gain on sale of Ceridian shares in the three months ended March 31, 2020 prior to the change in accounting for the investment at fair value beginning March 31, 2020
(2) Represents the gain recorded upon the revaluation of our investment to fair value on November 15, 2022.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs, operating expenses, taxes, capital expenditures and business acquisitions. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of December 31, 2022, we had cash and cash equivalents of $247.7 million, of which $231.8 million was cash held by the corporate holding company, and $250.0 million of available borrowing capacity under our existing holding company credit facilities with the ability to add an additional $250.0 million of borrowing capacity by amending our 2020 Margin Facility.
We continually assess our capital allocation strategy, including decisions relating to reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the Company's liquidity needs and periodically review the short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. As part of such forecasting, we actively manage the impact of rising interest rates on both our idle cash and our outstanding debt.
The Company believes the holding company's balances of cash, cash equivalents and unrestricted marketable securities, which totaled $266.7 million as of December 31, 2022 (excluding marketable securities we account for as unconsolidated affiliates and securities pledged under our 2020 Margin Facility), along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, funding future investments, other strategic initiatives and/or conserving cash.
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2022, 2021, and 2020 were $205.1 million, $176.1 million and $113.9 million, respectively. The increase in cash used in operations of $29.0 million from 2022 compared to 2021 is primarily attributable to increased operating loss and timing of payment and receipt of accounts payable and receivable. The decrease in cash provided by operations of $62.2 million from 2021 compared to 2020 is primarily attributable to increased management fees and carried interest paid to our Manager. The remainder of the variance is attributable to the timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the years ended December 31, 2022, 2021, and 2020 were $521.2 million, $(272.4) million and $(74.2) million, respectively. The change in cash provided by (used in) investing activities of $793.6 million from 2022 compared to 2021 is primarily attributable to proceeds from sales of investments partially offset by a decrease in new investment purchases. The increase in cash used in investing activities of $198.2 million from 2021 compared to 2020 is primarily attributable to increased investments in new businesses including Paysafe, Alight and Sightline, and decreased proceeds from sales of Ceridian stock, partially offset by increased distributions from unconsolidated affiliates and a partial sale of D&B shares. See our consolidated statement of cash flows included in Item 8 of Part II of this Annual Report for a detailed breakout of cash flows from purchases and sales of investments.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $14.3 million, $13.7 million and $22.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Capital expenditures in all years primarily consisted of purchases of property and equipment in our Restaurant Group segment and property improvements at our real estate operations. Expenditures in 2020 also include the Company's purchase of our corporate headquarters for $9.3 million.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the years ended December 31, 2022, 2021, and 2020 were $(154.2) million, $(190.4) million and $379.1 million, respectively. The decrease in cash used in financing activities of $36.2 million from 2022 compared to 2021 is primarily attributable to a reduction in borrowings partially offset by increased purchases of treasury stock in 2022. The decrease in cash provided by financing activities of $569.5 million from 2021 compared to 2020 is primarily attributable to proceeds from our equity offering in 2020 and increased purchases of treasury stock in 2021.
Financing Arrangements. For a description of our historical financing arrangements see Note K to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Contractual Obligations. Our long-term contractual obligations generally include our credit agreements and debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.
See Note G to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our leasing arrangements.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,461.6 million as of December 31, 2022.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2022 to determine the amount of the obligations.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations that are accounted for as failed sale and leaseback transactions.

     As of December 31, 2022, our required annual payments relating to these contractual obligations were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total

Unconditional purchase obligations	$82.9	$6.3	$5.7	$4.7	$—	$—	$99.6
Operating lease payments	34.2	27.2	24.3	22.4	20.6	113.4	242.1
Notes payable	2.5	0.9	85.6	8.8	0.3	0.3	98.4
Management fees payable to Manager	36.9	30.8	—	—	—	—	67.7
Restaurant Group financing obligations	4.0	3.6	3.5	3.5	3.5	17.3	35.4
Total	$160.5	$68.8	$119.1	$39.4	$24.4	$131.0	$543.2
Capital Stock Transactions. For information on our 2021 Repurchase Program and 2022 Repurchase Program, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
Equity Price Risk
We are exposed to market price fluctuations associated with the Company's equity securities holdings. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2022, we held $384.9 million in equity securities which are recorded at fair value. The carrying values of equity securities subject to equity price risks are directly derived from quoted market prices. See Note C to our Consolidated Financial Statements for further discussion of our fair value measurements for equity securities. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the book effects that market risk exposures may have on the fair values of our equity securities. At December 31, 2022, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $77.0 million.
See discussion of our accounting for investments in unconsolidated affiliates under the header Critical Accounting Policies and Estimates in Item 7 of this Annual Report for further discussion of the potential impact of the Company's monitoring of impairment of its investments in unconsolidated affiliates.
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

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Deloitte & Touche, LLP, Las Vegas, NV Auditor Firm ID: 34)	39
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	40
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Chicago, IL Auditor Firm ID: 42)	42
Consolidated Balance Sheets as of December 31, 2022 and 2021	44
Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020	45
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2022, 2021, and 2020	46
Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020	47
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	48
Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the consolidated financial statements of Dun and Bradstreet Holdings, Inc. ("Dun & Bradstreet") or Alight, Inc. ("Alight"), the Company's investments in which are accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Dun & Bradstreet of $857.1 million and $595.0 million as of December 31, 2022 and 2021, respectively, and its equity in losses of Dun & Bradstreet of $8.8 million, $13.5 million, and $46.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The accompanying financial statements of the Company include its equity investment in Alight of $532.2 million and $505.0 million as of December 31, 2022 and 2021, respectively, and its equity in (losses) earnings of Alight of $(1.6) million and $38.2 million for the years ended December 31, 2022 and 2021, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Dun & Bradstreet and Alight, is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

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

Investments in Unconsolidated Affiliates in Paysafe and System1 — Other-than-temporary impairment — Refer to Note B to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Company owns approximately 5.6% and 24.0% of the common equity of Paysafe Limited ("Paysafe") and System1, Inc. ("System1"), respectively. The Company acquired its initial ownership interest in Paysafe and System1 on March 30, 2021 and January 27, 2022, respectively. As of December 31, 2022, the carrying value of the Company’s investments in unconsolidated affiliates recorded using the equity method of accounting in Paysafe and System1, was $33.7 million and $127.4 million, respectively.

On an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-temporarily below the recorded book value of the investment. Due to significant impairments recorded by the investees to their intangible assets, the quantum of the decrease in the fair market value of the Company’s ownership interest, negative trends in their respective industries, as well as decreasing market multiples of peer companies, management determined the decreases in value of its investments in Paysafe and System1 were other-than-temporary. Accordingly, the Company recorded an impairment of $236.0 million and $101.7 million on its investments in Paysafe and System1, respectively, which is included in Recognized (losses) gains, net, on the Consolidated Statement of Operations for the year ended December 31, 2022.

We identified the determination of whether the impairment of the Company’s investments in Paysafe and System1 was other-than-temporary as a critical audit matter. The determination of whether an investment in an unconsolidated affiliate is other-than-temporarily impaired pursuant to ASC 323, Investments – Equity Method and Joint Ventures, involved challenging, subjective, and complex judgments. Therefore, auditing these significant judgments involved a higher degree of auditor judgment and subjectivity.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Company’s determination of whether the Company’s investments in Paysafe and System1 were other-than-temporarily impaired included the following:
•We tested the effectiveness of the controls over the Company’s determination that its investments in Paysafe and System1 were other-than-temporarily impaired.

•We reviewed the financial performance of Paysafe and System1, press releases and other public information relating to Paysafe and System1 for potential indicators of other-than-temporary declines in value.

•We evaluated the judgments documented by management to determine that the Company’s investments in Paysafe and System1 were other-than-temporarily impaired and the events and changes in circumstances was indicative of an other-than-temporary impairment in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 1, 2023

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Alight, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows for the period from January 1, 2021 through June 30, 2021 (Predecessor) and the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the period from July 1, 2021 through December 31, 2021 (Successor), the period from January 1, 2021 through June 30, 2021 (Predecessor) and the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter	At December 31, 2022, the Company’s goodwill for their Health Solutions, Wealth Solutions, and Cloud Services reporting units was $3,075 million, $127 million, and $404 million, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. The Company determined the fair value of each reporting unit exceeded its carrying value.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s Health Solutions, Wealth Solutions, and Cloud Services reporting units. The more subjective assumptions used in the analysis were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, the long term growth rate, and the discount rate, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management's review of the significant assumptions discussed above. We also tested management's controls over the completeness and accuracy of the underlying data used in the valuation.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s model, methods, and the more sensitive assumptions utilized such as the discount rate. We compared the significant assumptions used by management to current industry, market and economic trends. In addition, we assessed the historical accuracy of management’s estimates, performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions, and reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also tested the completeness and accuracy of the underlying data used by management in its analysis.

Measurement of the Tax Receivable Agreement Liability

Description of the Matter	As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 31, 2022, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $575 million.

Auditing management’s accounting for the TRA liability is especially challenging and judgmental due to the complex model used to calculate the TRA liability. The liability recorded is based on several inputs, including the discount rate applied to the TRA payments. Significant changes in the discount rate could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s TRA liability, including testing management's controls over the completeness and accuracy of the underlying data used in the valuation and the controls over management's review of the significant assumptions discussed above.

Our audit procedures included among others, testing the measurement of the TRA liability by evaluating whether the calculation of the TRA liability was in accordance with the terms set out in the TRA and recalculating the TRA liability. With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by validating the third-party inputs and testing the valuation methodology employed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois
March 1, 2023

CANNAE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$247.7	$85.8
Short-term investments	34.9	—
Other current assets	26.1	35.8
Income taxes receivable	1.9	—
Total current assets	310.6	121.6
Investments in unconsolidated affiliates	1,950.7	2,261.3
Equity securities, at fair value	384.9	1,045.1
Lease assets	156.0	172.0
Property and equipment, net	87.5	100.6
Goodwill	53.4	53.4
Other intangible assets, net	23.5	26.9
Deferred tax assets	22.7	—
Other long-term investments and noncurrent assets	136.2	108.7
Total assets	$3,125.5	$3,889.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$79.0	$105.6
Lease liabilities, current	22.8	23.8
Income taxes payable	—	24.7
Deferred revenue	18.6	23.1
Notes payable, current	2.3	2.3
Total current liabilities	122.7	179.5
Deferred tax liabilities	—	143.8
Lease liabilities, long-term	151.0	166.1
Notes payable, long-term	95.1	14.1
Accounts payable and other accrued liabilities, long-term	41.8	45.0
Total liabilities	410.6	548.5
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2022 and December 31, 2021; issued of 92,583,280 and 92,460,514 shares as of December 31, 2022 and December 31, 2021, respectively; and outstanding of 76,254,972 and 86,886,034 shares as of December 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2022 and December 31, 2021	—	—
Retained earnings	1,214.7	1,642.8
Additional paid-in capital	1,936.2	1,888.3
Less: Treasury stock, 16,328,308 and 5,574,480 shares as of December 31, 2022 and December 31, 2021, respectively, at cost	(414.0)	(188.6)
Accumulated other comprehensive loss	(18.1)	(7.2)
Total Cannae shareholders' equity	2,718.8	3,335.3
Noncontrolling interests	(3.9)	5.8
Total equity	2,714.9	3,341.1
Total liabilities and equity	$3,125.5	$3,889.6

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Restaurant revenue	$630.6	$704.7	$559.7
Other operating revenue	31.5	37.5	26.0
Total operating revenues	662.1	742.2	585.7
Operating expenses:
Cost of restaurant revenue	571.4	617.4	524.3
Personnel costs	59.5	80.1	94.8
Depreciation and amortization	22.8	26.6	30.7
Other operating expenses, including asset impairments	153.0	151.6	116.6
Goodwill impairment	—	—	7.8
Total operating expenses	806.7	875.7	774.2
Operating loss	(144.6)	(133.5)	(188.5)
Other income (expense):
Interest, investment and other income	2.5	21.1	17.2
Interest expense	(12.3)	(9.8)	(9.0)
Recognized (losses) gains, net	(181.2)	(310.8)	2,362.2
Total other (expense) income	(191.0)	(299.5)	2,370.4
(Loss) earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	(335.6)	(433.0)	2,181.9
Income tax (benefit) expense	(89.9)	(74.0)	481.2
(Loss) earnings before equity in (losses) earnings of unconsolidated affiliates	(245.7)	(359.0)	1,700.7
Equity in (losses) earnings of unconsolidated affiliates	(183.9)	72.6	59.1
Net (loss) earnings	(429.6)	(286.4)	1,759.8
Less: Net (loss) earnings attributable to non-controlling interests	(1.5)	0.6	(26.4)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(428.1)	$(287.0)	$1,786.2
Earnings per share
Net (loss) earnings per share - basic	$(5.25)	$(3.19)	$20.84
Net (loss) earnings per share - diluted	$(5.25)	$(3.19)	$20.79

Weighted average shares outstanding Cannae Holdings common stock, basic basis	81.6	90.1	85.7
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	81.6	90.1	85.9
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net (loss) earnings	$(429.6)	$(286.4)	$1,759.8
Other comprehensive (loss) earnings, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	0.6	10.7
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(14.6)	5.7	(15.9)
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (3)	3.7	2.2	46.2
Reclassification of unrealized gains on investments and other financial instruments, net of tax, included in net earnings (4)	—	(10.8)	—
Other comprehensive (loss) earnings	(10.9)	(2.3)	41.0
Comprehensive (loss) earnings	(440.5)	(288.7)	1,800.8
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(1.5)	0.6	(26.4)
Comprehensive (loss) earnings attributable to Cannae	$(439.0)	$(289.3)	$1,827.2
_____________________________________
(1)Net of income tax expense of $0.1 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.
(2)Net of income tax (benefit) expense of $(3.9) million, $1.5 million and $(4.2) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)Net of income tax expense of $1.0 million, $0.6 million and $12.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Net of income tax benefit of $2.9 million for the year ended December 31, 2021.
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$
	(in millions)
Balance, December 31, 2019	79.7	$—	$1,396.7	$143.6	$(45.9)	0.2	$(5.9)	$41.3	$1,529.8
Equity offering, net of offering costs	12.7	—	455.0	—	—	—	—	—	455.0
Restaurant Group Reorganization	—	—	6.8	—	—	—	—	(12.3)	(5.5)
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	10.7	—	—	—	10.7
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(15.9)	—	—	—	(15.9)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	46.2	—	—	—	46.2
Sale of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	3.7	3.7
Treasury stock repurchases	—	—	—	—	—	0.5	(14.4)	—	(14.4)
Stock-based compensation, consolidated subsidiaries	—	—	4.2	—	—	—	—	—	4.2
Contribution of CSA services from FNF	—	—	1.2	—	—	—	—	—	1.2
Stock-based compensation, unconsolidated affiliates	—	—	11.9	—	—	—	—	—	11.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.8)	—	(0.8)
Net earnings (loss)	—	—	—	1,786.2	—	—	—	(26.4)	1,759.8
Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.6	—	—	—	0.6
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	5.7	—	—	—	5.7
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	2.2	—	—	—	2.2
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.8)	—	—	—	(10.8)
Shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(0.2)	—	(0.2)
Treasury stock repurchases	—	—	—	—	—	4.8	(167.3)	—	(167.3)
Stock-based compensation, consolidated subsidiaries	—	—	2.4	—	—	—	—	—	2.4
Stock-based compensation, unconsolidated affiliates	—	—	10.1	—	—	—	—	—	10.1
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net (loss) earnings	—	—	—	(287.0)	—	—	—	0.6	(286.4)
Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(14.6)	—	—	—	(14.6)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.7	—	—	—	3.7
Treasury stock repurchases	—	—	—	—	—	10.7	(225.4)	—	(225.4)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	1.5	—	—	—	—	—	1.5
Stock-based compensation, unconsolidated affiliates	—	—	46.4	—	—	—	—	—	46.4
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Net loss	—	—	—	(428.1)	—	—	—	(1.5)	(429.6)
Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9

See Notes to Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net (loss) earnings	$(429.6)	$(286.4)	$1,759.8
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	22.8	26.4	30.7
Equity in losses (earnings) of unconsolidated affiliates	183.9	(72.6)	(59.1)
Distributions from investments in unconsolidated affiliates	14.7	23.7	128.4
Recognized losses (gains) and impairments of assets, net	183.9	309.2	(2,343.5)
Non-cash carried interest expense	31.8	—	—
Lease asset amortization	21.8	22.6	25.1
Stock-based compensation cost	1.5	2.4	4.2
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in other assets	8.6	27.7	(31.4)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(36.7)	(1.2)	26.0
Net decrease in lease liabilities	(17.5)	(23.9)	(28.3)
Net change in income taxes	(190.3)	(204.0)	374.2
Net cash used in operating activities	(205.1)	(176.1)	(113.9)
Cash flows from investing activities:
Proceeds from sales of Ceridian shares	285.7	400.8	721.0
Proceeds from sale of AmeriLife	250.0	—	—
Proceeds from Optimal Blue Disposition, cash portion	144.5	—	—
Proceeds from sale of D&B shares	127.2	186.0	—
Proceeds from sale of CorroHealth	78.7	—	—
Distributions from investments in unconsolidated affiliates	7.9	298.1	48.3
Proceeds from other sales of investments in unconsolidated affiliates, equity securities and other long- term investments	55.9	72.6	9.9
Proceeds from sales of VIBSQ, Legendary Baking and RCI	—	63.2	—
Proceeds from the sale of property and equipment	9.2	10.4	4.4
Collections of notes receivable	0.9	2.8	7.2
Cash acquired upon acquisition of Legendary Baking and VIBSQ	—	—	8.6
Net (purchases of) proceeds from sales and maturities of, short term investments	(34.9)	—	0.5
Investment in System1	(246.5)	—	—
Investment in Paysafe, net of subscription fees earned	—	(514.7)	—
Investment in Alight, net of subscription fees earned	—	(446.3)	—
Investment in Sightline	—	(272.0)	—
Purchases of investments in unconsolidated affiliates and other investments	(143.1)	(43.6)	(324.5)
Additions to notes receivable	—	(18.6)	(37.3)
Additions to property and equipment and other intangible assets	(14.3)	(13.7)	(22.3)
Investments in Dun & Bradstreet, net of capitalized syndication fees	—	—	(200.0)
Investment in Optimal Blue	—	—	(289.0)
Cash deconsolidated at the inception of the Blue Ribbon Reorganization	—	—	(1.1)
Net other investing activities	—	2.6	0.1
Net cash provided by (used in) investing activities	521.2	(272.4)	(74.2)
Cash flows from financing activities:
Borrowings, net of debt issuance costs	308.6	206.6	45.2
Debt service payments	(225.2)	(236.4)	(108.8)
Equity offering proceeds, net of offering costs	—	—	455.0
Sale of noncontrolling interest in consolidated subsidiary	—	—	3.7
Subsidiary distributions paid to noncontrolling interest shareholders	(8.1)	(0.2)	(0.8)
Payment for shares withheld for taxes and in treasury	—	(0.2)	(0.8)
Purchases of treasury stock	(229.5)	(160.2)	(14.4)
Net cash (used in) provided by financing activities	(154.2)	(190.4)	379.1
Net increase (decrease) in cash and cash equivalents	161.9	(638.9)	191.0
Cash and cash equivalents at beginning of period	85.8	724.7	533.7
Cash and cash equivalents at end of period	$247.7	$85.8	$724.7
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, "we," "us," "our," "Cannae," or the "Company”), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2022 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Ceridian HCM Holding, Inc. ("Ceridian"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity ownership interests.
See Note E Segment Information for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of our external manager, Trasimene Capital Management, LLC ("Trasimene" or our "Manager").
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
All intercompany profits, transactions and balances have been eliminated. Our ownership interests in non-majority-owned partnerships and affiliates are accounted for under the equity method of accounting or as equity securities. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statements of Operations represents the portion of our majority-owned subsidiaries' net earnings or loss that is owned by noncontrolling shareholders of such subsidiaries. Noncontrolling interest recorded on the Consolidated Balance Sheets represents the portion of equity owned by noncontrolling shareholders in our consolidated subsidiaries.
Management Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include fair value measurements (Note C), the carrying amount and depreciation of property and equipment (Note H), the valuation of acquired intangible assets (Note I), and accounting for income taxes (Note L). Actual results could differ from estimates.
Recent Developments
Ceridian
In January 2022, we completed the sale of 2.0 million shares of common stock of Ceridian pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ("Rule 144"). In connection with the sale, we received proceeds of $173.3 million.
In May 2022 and June 2022, we completed the aggregate sales of an additional 2.0 million shares of common stock of Ceridian on the open market. In connection with such sales, we received proceeds of $112.4 million.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2022, we owned 6.0 million shares of Ceridian common stock which represented approximately 3.9% of the outstanding common stock of Ceridian.
See Notes B and C for further discussion of our accounting for our ownership interest in Ceridian and other equity securities.
Subsequent to December 31, 2022 through the date of this Annual Report, we sold 1.0 million shares of common stock of Ceridian for proceeds of $78.0 million.
System1
On January 10, 2022, we entered into an amendment to the backstop facility agreement (the "System1 Backstop Agreement") pursuant to which our commitment to fund redemptions of shareholders of Trebia Acquisition Corp. ("Trebia") in conjunction with its merger with System1 (the "Trebia System1 Business Combination") increased from $200.0 million to $250.0 million. Also on January 10, 2022, we entered into an amended and restated sponsor agreement with the sponsors of Trebia pursuant to which the sponsors will forfeit up to an additional Trebia 1,352,941 Class B ordinary shares to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A common stock in connection with, and based upon the extent of, Cannae’s obligation with respect to the increase in our backstop commitment. Trebia was co-sponsored by entities affiliated with the chairman and a member of our Board, William P. Foley II and Frank R. Martire, respectively.
On January 27, 2022, the Trebia System1 Business Combination was completed and System1 merged with and into Trebia, with System1 as the surviving corporation. Beginning on January 28, 2022, System1’s common stock began trading on the NYSE under the ticker symbol "SST." At the completion of the Trebia System1 Business Combination, Cannae had invested a total of $248.3 million in System1, directly and indirectly owned 28.2 million of System1 common shares and indirectly owned 1.2 million warrants to purchase System1 common shares (the "System1 Warrants").
On March 17, 2022, the trading price of System1 Class A common stock exceeded certain thresholds resulting in the conversion of System1's outstanding Class D common stock to Class A common stock. As a result, the 833,750 shares of System1 Class D common stock held by the sponsor of Trebia, Trasimene Trebia LP ("Trebia Sponsor"), in which we owned a 26.1% limited partnership interest converted to shares of System1 Class A common stock. Cannae's ratable portion of such shares is 217,500 shares.
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
In the year ended December 31, 2022, we sold an aggregate of 1.8 million shares of System1 common stock for aggregate proceeds of $23.2 million.
As of December 31, 2022, we directly and indirectly owned 27.1 million shares of System1 common stock representing an approximate 24.0% ownership interest. We account for our direct ownership of the common equity of System1 under the equity method of accounting.
See Note B for further discussion of our accounting for our ownership of the common equity of System1.
Optimal Blue
On February 15, 2022, we completed the disposition (the "Optimal Blue Disposition") of our ownership interests in Optimal Blue Holdco, LLC ("Optimal Blue") to Black Knight, Inc. ("Black Knight") pursuant to a purchase agreement dated as of February 15, 2022, by and among Black Knight, Cannae, and Optimal Blue, among others. In conjunction with the Optimal Blue Disposition, we received aggregate consideration of (y) $144.5 million in cash and (z) 21.8 million shares of common stock, par value $0.0001 per share, of D&B. Following the consummation of the Optimal Blue Disposition, Cannae no longer has any ownership interest in Optimal Blue. We recorded a gain of $313.0 million on the sale which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
Dun & Bradstreet
On February 15, 2022, we received 21.8 million shares of D&B as partial consideration for the Optimal Blue Disposition. As part of our carried interest paid related to the Optimal Blue Disposition, we transferred to our Manager 1.6 million of the D&B shares we received . See Note B for further discussion of our accounting for our increased ownership interest in D&B.
In July 2022, we completed the sale of 9.2 million shares of common stock of D&B to a broker pursuant to Rule 144. In connection with the sale, we received proceeds of $127.2 million and recorded a gain of $23.2 million.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In the year ended December 31, 2022, the board of directors of D&B declared and paid quarterly cash dividends aggregating to $0.10 per share of DNB common stock. As a result, we received $8.0 million of cash dividends from D&B in the year ended December 31, 2022, which are recorded as a reduction to the basis of our recorded asset for D&B.
As of December 31, 2022, we owned 79.0 million shares of D&B, which represented approximately 18.1% of its outstanding common stock.
See Note B for further discussion of our accounting for our ownership interest in D&B.
Alight
In March 2022, the sponsor of Foley Trasimene Acquisition Corp. ("FTAC") distributed all of its interest in Alight to its limited partners, including Cannae. As a result, Cannae now directly holds all of its interest in common equity of Alight.
As of December 31, 2022, we owned 52.5 million shares of Alight which represented approximately 9.7% of its outstanding common equity.
See Note B for further discussion of our accounting for our ownership interest in Alight.
AmeriLife
In June 2022, AmeriLife announced an investment from a leading private equity firm. In conjunction with the new investment, we entered into a redemption agreement pursuant to which we divested 46.0% of our ownership interest in AmeriLife (the "June AmeriLife Sale"). On August 31, 2022, we closed the June AmeriLife Sale and received gross cash proceeds of $152.5 million (of which $4.6 million was subsequently distributed to noncontrolling interest holders). As a result of the June AmeriLife Sale, we recorded a gain of $102.5 million which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
On September 14, 2022, we entered into a contribution, redemption and equity purchase agreement pursuant to which we agreed to sell a portion of the ownership interest in AmeriLife that we retained subsequent to the June AmeriLife Sale (the "September AmeriLife Sale" and together with the June AmeriLife Sale the "AmeriLife Sales"). On November 15, 2022, we closed on the September AmeriLife Sale and received gross cash proceeds of approximately $97.5 million (of which $2.9 million was subsequently distributed to noncontrolling interest holders). As a result of the September AmeriLife Sale, we recorded a gain of $73.9 million which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
As a result of the AmeriLife Sales, we no longer have any rights to designate any seats on the board of managers of AmeriLife, and as a result, we are no longer able to exert influence over the composition and quantity of AmeriLife's board. In combination with the reduction of ownership of AmeriLife to 4.6% as a result of the sales of our ownership interest in AmeriLife, we no longer exercise significant influence over AmeriLife. As of November 15, 2022, we account for our investment in AmeriLife as an equity security without a readily determinable fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change in accounting resulted in the revaluation of our investment in AmeriLife to the fair value implied by the AmeriLife Sales of $88.5 million and recording a gain on such revaluation of $67.2 million which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
See Notes B and C for further discussion of our accounting for our ownership interest in AmeriLife and other equity securities.
CorroHealth
On September 30, 2022, we sold all of our equity interest in Coding Solutions Topco, Inc. ("CorroHealth") for cash proceeds of $78.7 million (the "CorroHealth Sale"). As a result of the CorroHealth Sale, we recorded a gain of $5.9 million which is included in Recognized (losses) gains, net on the Consolidated Statement of Operations for the year ended December 31, 2022.
Subsequent to the transaction, we have no further equity interest or involvement in CorroHealth.
Paysafe
From September 2022 through November 2022, we disposed of an aggregate of 19.2 million shares, 5.0 million warrants and 3.1 million LLC units of Paysafe for an aggregate of $27.1 million.
On December 12, 2022, Paysafe effected a 1-for-12 reverse stock split and its common shares began trading on a split-adjusted basis on December 13, 2022.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2022, we owned 3.4 million shares of Paysafe which represented approximately 5.6% of the outstanding common equity of Paysafe.
See Notes B and C for further discussion of our accounting for our ownership interest in Paysafe and other equity securities.
Computer Services, Inc.
On August 19, 2022, we entered into a subscription agreement with BGPT Catalyst, L.P. (the "CSI LP") pursuant to which we committed to acquire a 32% limited partnership ownership interest in CSI LP for cash consideration of approximately $86.1 million (the "CSI Subscription"). CSI LP is managed by entities affiliated with Frank Martire, a member of our Board, and is part of a consortium of investors who acquired Computer Services, Inc. ("CSI").
On November 8, 2022, we funded the CSI Subscription and on November 16, 2022, the consortium of investors completed the acquisition of CSI. We have a 9.1% indirect, economic interest in CSI as a result of the transaction.
Black Knight Football and Entertainment
On October 8, 2022, we entered into a limited partnership agreement with Black Knight Football and Entertainment, LP ("BKFE") and committed to purchase a 50.1% limited partnership ownership interest in BKFE for $132.8 million (the "BKFE Commitment"). Also on October 8, 2022, BKFE entered into a stock purchase agreement to acquire 100% of the equity interests of Athletic Football Club Bournemouth ("AFCB"), a football club which competes in the English Premier League. The chairman of our Board, William P. Foley II, is the general partner of BKFE and owns a 25% economic interest in BKFE.
On November 16, 2022, we funded $52.2 million of the BKFE Commitment. On December 13, 2022, BKFE completed its acquisition of AFCB.
In the first quarter of 2023, we funded $40.3 million of the BKFE Commitment. We expect to fund the remaining BKFE Commitment before the end of the third quarter of 2023.
On January 13, 2023, BKFE entered into a strategic partnership and agreed to acquire a significant minority interest in FC Lorient, a football club that competes in France's Ligue 1. On February 1, 2023, BKFE completed the acquisition of a minority interest in FC Lorient.
Other Developments
Effective February 26, 2021, our Board authorized a three-year stock repurchase program (the "2021 Repurchase Program") under which we were permitted to repurchase up to 10.0 million shares of our common stock. During the year ended December 31, 2022, we repurchased 9,483,416 shares of CNNE common stock for approximately $198.5 million in the aggregate, or an average of $20.93 per share, pursuant to the 2021 Repurchase Program, of which 5,775,598 shares were repurchased from Fidelity National Financial ("FNF") for an aggregate amount of $108.7 million.
On August 3, 2022, our Board authorized a new three-year stock repurchase program, (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2022, we repurchased 1,267,182 shares of CNNE common stock for approximately $26.8 million in the aggregate, or an average of $21.16 per share, pursuant to the 2022 Repurchase Program.
Cash and Cash Equivalents
Highly liquid instruments, including money market instruments and certificates of deposit, purchased as part of cash management with original maturities of three months or less, and certain amounts in transit from credit and debit card processors, are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.
Investments
Short term investments consist of highly liquid instruments, primarily certificates of deposit and corporate debt securities with high credit quality, purchased as part of cash management that have an original maturity of between three months and four months and are carried at amortized cost, which approximates fair value.
Equity securities includes our investment in Ceridian and is carried at fair value. Recognized gains and losses on equity securities are determined on the basis of the fair value of the securities at the balance sheet date or on a trade date basis.
Investments in unconsolidated affiliates are recorded using the equity method of accounting. Recognized gains and losses on the sale of investments accounted for under the equity method are determined on the basis of the book value of the specific

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

investments sold and are credited or charged to income on a trade date basis.
See Notes B and C for further discussion of our accounting for equity securities and investments in unconsolidated affiliates.
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
Inventory primarily consists of food, beverages, packaging and supplies in our Restaurant Group segment and is stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for restaurant inventory.
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
Other Long-Term Investments and Non-Current Assets
Other long-term investments consist mainly of investments in equity securities without a readily determinable fair value. See Note B for further discussion of our accounting for equity securities without a readily determinable fair value.
Other non-current assets also include other miscellaneous non-current assets.
Leases
Refer to Note G.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in business combinations. Goodwill is reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist that will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.
For the years ended December 31, 2022 and 2021, we did not have any impairment of goodwill. For the year ended December 31, 2020, we recorded $7.8 million of impairment to goodwill in our Restaurant Group segment. The impairment charge is a result of deteriorating operating results and cash flow resulting from declining same store sales and increased costs at O'Charley's. The impairment recorded was calculated as the deficit between the carrying value of our O'Charley's reporting

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

unit of our Restaurant Group compared to the fair value of the reporting unit determined by performing a combination of discounted cash flow and market approaches.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames that are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from three to ten years. The useful lives of our tradenames for all of our restaurant brands is fifteen years. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life.
We recorded $11.8 million of impairment expense related to the O'Charley's tradename within our Restaurant Group in the year ended December 31, 2020. The impairment is recorded within Other operating expenses, including asset impairments, on our Consolidated Statement of Operations for the year ended December 31, 2020.
Property and Equipment, net
Property and equipment, net is recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty to forty years for buildings and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. The majority of our Property and equipment relate to our Restaurant Group.
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
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2022, our Restaurant Group companies were committed under letters of credit totaling $10.9 million issued primarily in connection with casualty insurance programs.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recognized and measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of income tax expense.
Revenue Recognition
Refer to Note F.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2022, 2021, and 2020, the Company incurred $17.0 million, $16.0 million, and $15.7 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated Statements of Operations.
Comprehensive Earnings
We report comprehensive earnings in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to realized losses and are included in Recognized (losses) gains, net on the Consolidated Statements of Operations. Our policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment).
Changes in the balance of other comprehensive earnings by component are as follows:

	Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2020	$10.2	$(15.1)	$(4.9)
Other comprehensive earnings	0.6	5.7	6.3
Reclassification adjustments	(10.8)	2.2	(8.6)
Balance December 31, 2021	$—	$(7.2)	$(7.2)
Other comprehensive earnings	—	(14.6)	(14.6)
Reclassification adjustments	—	3.7	3.7
Balance December 31, 2022	$—	$(18.1)	$(18.1)
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2022 and 2021, 0.2 million and 0.1 million shares of unvested restricted stock, respectively, were excluded from diluted earnings per share because including such shares would be anti-dilutive. For the year ended December 31, 2020, there were no antidilutive shares outstanding.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are applicable to the Company for adoption or expected to, if currently adopted, have a material impact on our Consolidated Financial Statements.
Note B.        Investments
Equity Securities
(Losses) gains on equity securities included in Recognized (losses) gains, net on the Consolidated Statements of Operations consisted of the following for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year ended December 31,
	2022	2021	2020
Net (losses) gains recognized during the period on equity securities	$(340.2)	$(52.8)	$1,991.0
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	(132.2)	(32.3)	410.2
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(208.0)	$(20.5)	$1,580.8
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2022 and 2021 consisted of the following (in millions):

	Ownership at December 31, 2022	2022	2021
Dun & Bradstreet	18.1%	$857.1	$595.0
Alight	9.7%	532.2	505.0
Sightline	32.4%	247.0	269.5
System1	24.0%	127.4	—
AmeriLife (1)	4.6%	—	112.7
Paysafe	5.6%	33.7	431.1
Other	various	153.3	348.0
Total		$1,950.7	$2,261.3
_____________________________________
(1) The investment in AmeriLife was no longer accounted for under the equity method of accounting beginning on November 15, 2022.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Equity in earnings (losses) of unconsolidated affiliates for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in millions):

	Year ended December 31,
	2022	2021	2020
Dun & Bradstreet (1)	$(8.8)	$(13.5)	$(46.8)
Alight	(1.6)	38.2	—
Sightline (2)	(19.3)	(2.4)	—
System1	(14.2)	—	—
AmeriLife (3)	(19.1)	(8.7)	(4.0)
Paysafe	(144.2)	53.3	—
Other	23.3	5.7	109.9
Total	$(183.9)	$72.6	$59.1
_____________________________________
(1) Equity in losses for Dun & Bradstreet includes $7.2 million of loss for the year ended December 31, 2022 related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Dun & Bradstreet.
(2) Equity in losses for Sightline includes $7.7 million of loss for the year ended December 31, 2022 related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Sightline.
(3) The amount for the year ended December 31, 2022 represents the Company's equity in losses of AmeriLife prior to the change in accounting for the investment beginning November 15, 2022.
Dun & Bradstreet
Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was $969.1 million as of December 31, 2022.
As of December 31, 2022, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but account for our ownership interest under the equity method of accounting because we exert significant influence: (a) through our 18.1% ownership, (2) because certain of our senior management and directors serve on D&B's board of directors, and (3) because we are party to an agreement with other of its equity sponsors pursuant to which we have agreed to collectively vote together on all matters related to the election of directors to the Dun & Bradstreet board of directors for a period of three years.
As of December 31, 2022, there was a $222.4 million difference between the amount of our recorded ownership interest in D&B and the amount of the Company's ratable portion of the underlying equity in the net assets of D&B. The basis difference is primarily a result of our increased ownership resulting from the Optimal Blue Disposition. As of December 31, 2022, $138.3 million of such basis difference is allocated to amortizing intangible assets, $59.7 million to indefinite-lived intangible assets, $29.0 million to deferred tax liabilities and the remaining basis difference is allocated to equity method goodwill, which represents the excess of our basis difference over our equity in D&B's net assets that are not attributable to their identifiable net assets. Amortization expense of $7.2 million is included in our equity in losses of D&B for the year ended December 31, 2022.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2022	December 31, 2021
	(In millions)
Total current assets	$703.9	$718.0
Goodwill and other intangible assets, net	7,751.4	8,317.8
Other noncurrent assets	1,016.6	961.4
Total assets	$9,471.9	$9,997.2

Current liabilities	$1,102.6	$1,004.9
Long-term debt	3,552.2	3,716.7
Other non-current liabilities	1,308.7	1,530.3
Total liabilities	5,963.5	6,251.9
Noncontrolling interest	9.1	64.1
Total equity	3,508.4	3,745.3
Total liabilities and equity	$9,471.9	$9,997.2

	Year ended December 31,
	2022	2021	2020
	(In millions)
Total revenues	$2,224.6	$2,165.6	$1,738.7
Loss before income taxes	(27.2)	(45.2)	(226.4)
Net earnings (loss)	4.1	(65.9)	(111.6)
Less: net earnings attributable to noncontrolling interest and dividends to preferred equity	6.4	5.8	69.0
Net loss attributable to Dun & Bradstreet	(2.3)	(71.7)	(180.6)
System1
Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $127.4 million as of December 31, 2022.
We acquired our ownership interest in System1 on January 27, 2022. We account for our ownership of System1 pursuant to the equity method of accounting and report our equity in earnings or loss of System1 on a three-month lag. Accordingly, our net loss for the year ended December 31, 2022 includes our equity in the losses of System1 for the period from January 27, 2022 through September 30, 2022.
Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition and the uncertainty of the impact of the economic environment on System1's business, management determined the decrease in value of our investment in System1 was other-than-temporary as of December 31, 2022. Accordingly, we recorded an impairment of $101.7 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2022.
As of December 31, 2022, there was a $(63.1) million difference between the amount of our recorded ownership interest in System1 and the amount of the Company's ratable portion of the underlying equity in the net assets of System1. The negative basis difference was created upon the impairment of our investment in System1 as of December 31, 2022 described above. The Company is currently evaluating the accounting treatment of the new negative basis difference to System1's identifiable assets.
Summarized financial information for System1 for the relevant date and time period included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

September 30, 2022
(In millions)
Total current assets	$126.9
Goodwill and other intangible assets, net	1,422.8
Other assets	14.8
Total assets	$1,564.5

Current liabilities	$207.1
Long-term debt	402.3
Other non-current liabilities	159.7
Total liabilities	769.1
Noncontrolling interest	178.2
Total equity	795.4
Total liabilities and equity	$1,564.5

For the period from January 27, 2022 to September 30, 2022
(In millions)
Total revenues	$587.1
Loss before income taxes	(142.2)
Net loss	(109.7)
Net loss attributable to noncontrolling interest	(18.9)
Net loss attributable to System1	(90.8)
Paysafe
Based on quoted market prices, the aggregate value of our ownership of Paysafe common stock was $46.9 million as of December 31, 2022.
As of December 31, 2022, we hold less than 20% of the outstanding common equity of Paysafe but we account for our ownership interest under the equity method of accounting because we exert significant influence through our 5.6% direct ownership and because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of the majority of the total directors of Paysafe.
Due primarily to the quantum of the decrease in the fair market value of our ownership interest, negative trends in the alternative payments industry and decreasing market multiples of peer companies, management determined the decrease in value of our ownership interest in Paysafe was other-than-temporary. Accordingly, we recorded an impairment charge of $236.0 million in the year ended December 31, 2022 which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations. As a result of the impairment, the basis difference between the carrying value of our ownership interest in Paysafe and the Company’s ratable portion of Paysafe’s net assets which was previously attributable to equity method goodwill was eliminated.
We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net loss for the year ended December 31, 2022 and 2021 includes our equity in Paysafe’s losses for the periods from October 1, 2021 through September 30, 2022 and from March 31, 2021 through September 30, 2021, respectively.
Summarized financial information for Paysafe for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30, 2022	September 30, 2021
	(In millions)
Total current assets	$2,814.1	$1,825.9
Goodwill and other intangible assets, net	3,227.0	4,699.7
Other assets	79.3	67.5
Total assets	$6,120.4	$6,593.1

Current liabilities	$2,657.5	$1,623.6
Long-term debt	2,505.3	2,190.9
Other liabilities	98.7	172.6
Total liabilities	5,261.5	3,987.1
Noncontrolling interest	100.1	137.8
Total equity	858.9	2,606.0
Total liabilities and equity	$6,120.4	$6,593.1

	For the year ended September 30, 2022	For the period from March 31, 2021 to September 30, 2021
	(In millions)
Total revenues	$1,484.2	$737.9
Operating loss	(1,861.1)	(261.6)
Net loss	(1,738.0)	(140.3)
Net earnings attributable to noncontrolling interest	0.6	0.3
Net loss attributable to Paysafe	(1,738.6)	(140.6)
Alight
Based on quoted market prices, the aggregate value of our direct and indirect ownership of Alight common stock was $438.7 million as of December 31, 2022.
As of December 31, 2022, we hold less than 20% of the outstanding common equity of Alight but we account for our ownership interest under the equity method of accounting because we exert significant influence: (a) through our 9.7% direct and indirect ownership, (b) because certain of our senior management and directors serve on Alight's board of directors, including the chairman of our Board, William P. Foley II, who is also the chairman of Alight's board of directors, and (c) because we are party to an agreement with other of its equity investors pursuant to which we have the ability to appoint or be consulted on the election of half of the total directors of Alight.
As of December 31, 2022, there was a $39.3 million difference between the amount of our recorded ownership interest in Alight and the amount of the Company's ratable portion of the underlying equity in net assets of Alight. We have evaluated the accounting treatment of such basis difference and allocated the entire basis difference to equity method goodwill, which represents the excess of our basis difference over our equity in Alight’s net assets that are not attributable to their identifiable net assets.
We acquired our ownership interest in Alight on July 2, 2021. Accordingly, our net loss for the years ended December 31, 2022 and 2021 includes our equity in Alight’s losses for the periods from January 1, 2022 through December 31, 2022 and from July 2, 2021 through December 31, 2021, respectively.
Summarized financial information for Alight for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2022	December 31, 2021
	(In millions)
Total current assets	$2,816.0	$2,469.0
Goodwill and other intangible assets, net	7,551.0	7,808.0
Other assets	868.0	711.0
Total assets	$11,235.0	$10,988.0

Current liabilities	$2,348.0	$2,125.0
Long-term debt	2,792.0	2,830.0
Other liabilities	1,006.0	1,105.0
Total liabilities	6,146.0	6,060.0
Noncontrolling interests	650.0	788.0
Total equity	5,089.0	4,928.0
Total liabilities and equity	$11,235.0	$10,988.0

	For the year ended December 31, 2022	For the period from July 2, 2021 through December 31, 2021
	(In millions)
Total revenues	$3,132.0	$1,554.0
Operating (loss) income	(14.0)	65.0
Net loss	(72.0)	(48.0)
Net loss attributable to noncontrolling interests	(10.0)	(13.0)
Net loss attributable to Alight	(62.0)	(35.0)
Sightline
On March 31, 2021, we closed on our initial acquisition of our ownership interest in Sightline. On August 16, 2021, we acquired an additional ownership interest in Sightline.
As of December 31, 2022, there was a $190.8 million difference between the amount of our recorded ownership interest in Sightline and the amount of the Company's ratable portion of the underlying equity in net assets of Sightline. We have evaluated the accounting treatment of such basis difference and allocated $127.0 million to customer relationships, $67.7 million to developed technology, $6.6 million to tradenames, $42.3 million to deferred tax liabilities and the remaining basis difference to equity method goodwill, which represents the excess of our basis difference over our equity in Sightline's net assets that are not attributable to their identifiable net assets. Customer relationships are amortized over ten years and developed technology and tradenames are amortized over five years. Amortization expense of $7.7 million is included in our equity in losses of Sightline for the year ended December 31, 2022.
We report our equity in earnings or loss of Sightline on a three-month lag and we acquired our initial ownership interest on March 31, 2021. Accordingly, our net loss for the years ended December 31, 2022 and 2021 includes our equity in Sightline’s net loss for the period from October 1, 2021 through September 30, 2022 and from April 1, 2021 through September 30, 2021, respectively.
Summarized financial information for Sightline for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30, 2022	September 30, 2021
	(In millions)
Total current assets	$42.3	$49.3
Goodwill and other intangible assets, net	133.0	136.9
Other assets	11.8	0.6
Total assets	$187.1	$186.8

Current liabilities	$7.2	$7.8
Other liabilities	6.5	0.2
Total liabilities	13.7	8.0
Total equity	173.4	178.8
Total liabilities and equity	$187.1	$186.8

	For the year ended September 30, 2022	For the period from April 1, 2021 through September 30, 2021
	(In millions)
Total revenues	$48.3	$22.9
Net loss	(34.0)	(11.6)

Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife, the preferred equity of QOMPLX and certain other investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2022 and 2021, we had $114.8 million and $54.2 million, respectively, recorded for our such investments, which is included in Other long-term investments and noncurrent assets on our Consolidated Balance Sheets.
During the year ended December 31, 2022, we recorded an impairment of $32.8 million to our ownership interest in QOMPLX. The amount of the impairment charge was determined based on the valuation of QOMPLX implied by a third-party investment in the preferred equity of QOMPLX. We did not record any upward or downward adjustments to these investments due to impairments or price changes in the year ended December 31, 2021.
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
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values as maturities are less than three months.
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively:

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Short-term investments	$34.9	$—	$—	$34.9
Ceridian	384.9	—	—	384.9
Total assets	$419.8	$—	$—	$419.8

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Equity securities:
Ceridian	$1,044.6	$—	$—	$1,044.6
Austerlitz Acquisition Corp. II ("AAII") Forward Purchase Agreement	—	—	0.5	0.5
Total equity securities	1,044.6	—	0.5	1,045.1
Other noncurrent assets:
System1 Backstop Agreement	—	12.0	—	12.0
Paysafe Warrants	5.4	—	—	5.4
AAII Warrants	—	19.3	—	19.3
Total other noncurrent assets	5.4	31.3	—	36.7
Total assets	$1,050.0	$31.3	$0.5	$1,081.8
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis (in millions).

	Year Ended December 31, 2021
	Corporate debt	Forward Purchase	Subscription	AAII
	securities	Agreements	Agreements	Warrants	Total
Fair value, beginning of period	$35.2	$136.1	$169.6	$—	340.9
Recognized gain on settlement (1)	1.5	—	—	—	1.5
Net valuation (loss) gain included in earnings (1)	—	(24.2)	7.7	(8.9)	(25.4)
Reclassification to investments in unconsolidated affiliates and Warrants	—	(111.4)	(177.3)	—	(288.7)
Purchase of AAII Warrants	—	—	—	29.6	29.6
Net valuation gain included in other comprehensive earnings (2)	0.6	—	—	—	0.6
Transfers to Level 2	—	—	—	(20.7)	(20.7)
Redemption of corporate debt securities	(37.3)	—	—	—	(37.3)
Fair value, end of period	$—	$0.5	$—	$—	$0.5
___________________________________________
(1) Included in Recognized (losses) gains, net on the Consolidated Statements of Operations.
(2) Included in Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Consolidated Statements of Comprehensive Earnings (Loss).
Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique. We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of or for the year ended December 31, 2022. We transferred the AAII Warrants from Level 3 to Level 2 in the year ended December 31, 2021 as the price of AAII's publicly traded warrants became available.
Additional information regarding the fair value of our investment portfolio is included in Note B.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K.
Note D.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2022, 2021 and 2020, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2022 and 2021, of which we are not the primary beneficiary:

	2022		2021
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$138.3	$138.3	$4.5	$4.5
Forward Purchase Agreements	—	—	0.5	0.5
System1 Backstop Agreement	—	—	12.0	12.0
Investments in Unconsolidated Affiliates
As of December 31, 2022, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFE and CSI. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFE related to earnouts of its acquisitions of interests in football clubs and investment commitments associated with these acquisitions. These BKFE obligations total an estimated amount of approximately $99 million in the aggregate as of the date of this Annual Report and are potentially payable at various increments over the next five years. The underlying obligation of BKFE to fund these amounts is contingent on certain earnout criteria being met or the exercise of certain investment options by BKFE or other parties. Cannae is required to fund such payments solely to the extent BKFE is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
The assets are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B for further discussion of our accounting for investments in unconsolidated affiliates.
Note E.      Segment Information
We acquired our initial ownership interest in Sightline on March 31, 2021. On August 16, 2021, we acquired an additional ownership interest in Sightline. We account for our investment in Sightline under the equity method of accounting and report our equity in earnings or loss of Sightline on a three-month lag. Our chief operating decision maker reviews the full financial results of Sightline for purposes of assessing performance and allocating resources. Beginning in the fourth quarter of 2022, Sightline exceeded certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting and we began considering Sightline a reportable segment and have included the full results of Sightline subsequent to our investment, on a three-month lag, in the tables below.
As discussed in Notes A and B, as a result of the Optimal Blue Disposition, Optimal Blue is no longer a reportable segment. As a result, the segment table for the years ended December 31, 2021 and 2020 have been retrospectively revised to remove Optimal Blue as a reportable segment.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As discussed in Notes A and B, as a result of the AmeriLife Sales, AmeriLife no longer meets the significance test and is no longer a reportable segment. As a result, the segment table for the years ended December 31, 2021 and 2020 have been retrospectively revised to remove AmeriLife as a reportable segment.
As of and for the year ended December 31, 2022:

	Restaurant Group	Dun & Bradstreet	Sightline	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$630.6	$—	$—	$—	$—	$—	$—	$630.6
Other revenues	—	2,224.6	48.3	1,484.2	3,132.0	31.5	(6,889.1)	31.5
Revenues from external customers	630.6	2,224.6	48.3	1,484.2	3,132.0	31.5	(6,889.1)	662.1
Interest and investment income, including recognized (losses) gains, net	7.8	2.2	0.4	162.0	95.0	(186.5)	(259.6)	(178.7)
Total revenues and other income	638.4	2,226.8	48.7	1,646.2	3,227.0	(155.0)	(7,148.7)	483.4
Depreciation and amortization	20.5	587.2	7.0	263.1	395.0	2.3	(1,252.3)	22.8
Interest expense	(4.2)	(193.2)	—	(110.5)	(122.0)	(8.1)	425.7	(12.3)
(Loss) earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	(18.4)	(27.2)	(34.0)	(1,809.7)	(41.0)	(317.2)	1,911.9	(335.6)
Income tax expense (benefit)	(0.7)	(28.8)	—	(71.7)	31.0	(89.2)	69.5	(89.9)
(Loss) earnings before equity in earnings (loss) of unconsolidated affiliates	(17.7)	1.6	(34.0)	(1,738.0)	(72.0)	(228.0)	1,842.4	(245.7)
Equity in earnings of unconsolidated affiliates	—	2.5	—	—	—	(10.0)	(176.4)	(183.9)
Net (loss) earnings	$(17.7)	$4.1	$(34.0)	$(1,738.0)	$(72.0)	$(238.0)	$1,666.0	$(429.6)
Assets	$338.4	$9,471.9	$187.1	$6,120.4	$11,235.0	$2,787.1	$(27,014.4)	$3,125.5
Goodwill	53.4	3,431.3	108.7	1,944.9	3,679.0	—	(9,163.9)	53.4

As of and for the year ended December 31, 2021:

	Restaurant Group	Dun & Bradstreet	Sightline	Paysafe	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$704.7	$—	$—	$—	$—	$—	$—	$704.7
Other revenues	—	2,165.6	22.9	737.9	1,554.0	37.5	(4,480.4)	37.5
Revenues from external customers	704.7	2,165.6	22.9	737.9	1,554.0	37.5	(4,480.4)	742.2
Interest and investment income, including recognized gains (losses), net	2.1	0.7	—	143.1	(31.0)	(291.8)	(112.8)	(289.7)
Total revenues and other income	706.8	2,166.3	22.9	881.0	1,523.0	(254.3)	(4,593.2)	452.5
Depreciation and amortization	24.0	615.9	2.6	131.9	184.0	2.6	(934.4)	26.6
Interest expense	(8.8)	(206.4)	—	(82.0)	(57.0)	(1.0)	345.4	(9.8)
(Loss) earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	(18.3)	(45.2)	(11.6)	(200.5)	(23.0)	(414.7)	280.3	(433.0)
Income tax expense (benefit)	1.0	23.4	—	(60.2)	25.0	(75.0)	11.8	(74.0)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(19.3)	(68.6)	(11.6)	(140.3)	(48.0)	(339.7)	268.5	(359.0)
Equity in (losses) earnings of unconsolidated affiliates	—	2.7	—	—	—	(3.0)	72.9	72.6
Net loss	$(19.3)	$(65.9)	$(11.6)	$(140.3)	$(48.0)	$(342.7)	$341.4	$(286.4)
Assets	$395.5	$9,997.2	$186.8	$6,593.1	$10,988.0	$3,494.1	$(27,765.1)	$3,889.6
Goodwill	53.4	3,493.3	111.7	3,536.6	3,638.0	—	(10,779.6)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2020:

	Restaurant Group	Dun & Bradstreet	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$559.7	$—	$—	$—	$559.7
Other revenues	—	1,738.7	26.0	(1,738.7)	26.0
Revenues from external customers	559.7	1,738.7	26.0	(1,738.7)	585.7
Interest and investment income, including recognized gains (losses), net	7.5	0.7	2,371.9	(0.7)	2,379.4
Total revenues and other income	567.2	1,739.4	2,397.9	(1,739.4)	2,965.1
Depreciation and amortization	27.7	537.8	3.0	(537.8)	30.7
Interest expense	(8.6)	(271.1)	(0.4)	271.1	(9.0)
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(85.5)	(226.4)	2,267.4	226.4	2,181.9
Income tax expense (benefit)	(1.0)	(112.4)	482.2	112.4	481.2
(Loss) earnings before equity in losses of unconsolidated affiliates	(84.5)	(114.0)	1,785.2	114.0	1,700.7
Equity in earnings (losses) of unconsolidated affiliates	(9.2)	2.4	115.1	(49.2)	59.1
Net (loss) earnings	$(93.7)	$(111.6)	$1,900.3	$64.8	$1,759.8
Assets	$520.9	$9,220.3	$4,092.5	$(9,220.3)	$4,613.4
Goodwill	53.4	2,857.9	—	(2,857.9)	53.4
The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively. This segment also includes the operations of Legendary Baking and VIBSQ Holdco, LLC ("VIBSQ") prior to their respective sales in 2021, for the periods from January 1, 2020 through January 27, 2020 and from October 2, 2020 through December 31, 2020. During the year ended December 31, 2022, other than the winding down of certain immaterial retained assets and liabilities of Legendary Baking and VIBSQ, we have no further material interest in Legendary Baking and VIBSQ.
•Dun & Bradstreet. This segment consists of our 18.1% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2022 contained hundreds of millions of business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting; therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above. See Note B for further discussion of our ownership interest in Dun & Bradstreet and related accounting.
•Alight. This segment consists of our 9.7% ownership interest in Alight. Alight is a leading cloud-based human capital technology and services provider that powers confident health, wealth and wellbeing decisions for millions of people and their dependents. Its Alight Worklife® platform combines data and analytics with a simple, seamless user experience. Supported by its global delivery capabilities, Alight Worklife is transforming the employee experience for people around the world through personalized, data-driven health, wealth, pay and wellbeing insights. Our chief operating decision maker reviews the full financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above. We historically accounted for our equity ownership and proportionate share of earnings or losses in Alight utilizing a three-month reporting lag due to timeliness considerations. In the second quarter of 2022, the Company was able to obtain financial information for Alight on a more timely basis and began recording our ownership interest in Alight on a current basis as opposed to the previous three-month lag. The elimination of the three-month reporting lag for our

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

equity ownership in Alight did not result in any material adjustments to any current or prior period financial information. We acquired our ownership interest on July 2, 2021. Accordingly, the segment tables above for the year ended December 31, 2021 include the results of Alight for the period from July 2, 2021 through December 31, 2021. See Note B for further discussion of our ownership interest in Alight and related accounting.
•Paysafe. This segment consists of our 5.6% ownership interest in Paysafe. Paysafe is a leading payments platform with an extensive track record of serving merchants and consumers in the global entertainment sectors. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our segment tables above for the years ended December 31, 2022 and 2021, includes our equity in Paysafe's losses for the periods from October 1, 2021 through September 30, 2022 and from March 31, 2021 through September 30, 2021, respectively. See Note B for further discussion of our ownership interest in Paysafe and related accounting.
•Sightline. This segment consists of our 32.4% ownership interest in Sightline Payments. Sightline Payments is a leading digital payments provider and mobile application developer to the United States' sports betting and casino gaming market. Our chief operating decision maker reviews the full financial results of Sightline for purposes of assessing performance and allocating resources. Thus, we consider Sightline a reportable segment and have included the full results of Sightline subsequent to our initial acquisition of an ownership interest in the tables above. We account for Sightline using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Sightline's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Sightline on a three-month lag and we acquired our ownership interest on March 31, 2021. Accordingly, our segment tables above for the years ended December 31, 2022 and 2021, includes our equity in Sightline's losses for the periods from October 1, 2021 through September 30, 2022 and from April 1, 2021 through September 30, 2021, respectively. See Note B for further discussion of our ownership interest in Sightline and related accounting.
•Corporate and Other.  This aggregation of nonreportable segments consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F.         Revenue Recognition
Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2022	2021	2020
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$629.9	$673.2	$534.1
Bakery sales	Restaurant Group	—	28.8	23.4
Franchise and other	Restaurant Group	0.7	2.7	2.2
Total restaurant revenue		630.6	704.7	559.7
Other operating revenue:
Real estate and resort	Corporate and other	30.8	34.6	24.7
Other	Corporate and other	0.7	2.9	1.3
Total other operating revenue		31.5	37.5	26.0
Total operating revenue		$662.1	$742.2	$585.7

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,	December 31,
	2022	2021
	(In millions)
Trade receivables, net	$7.1	$17.7
Deferred revenue (contract liabilities)	18.6	23.1
Trade receivables, net are included in Other current assets on our Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated Balance Sheets. Revenue of $14.6 million and $20.6 million was recognized in the years ended December 31, 2022 and 2021, respectively, which was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G.         Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
Our material operating leases range in term from one year to eighteen years. As of December 31, 2022 and 2021, the weighted-average remaining lease term of our operating leases was approximately ten years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Our operating lease liabilities are determined by discounting future lease payments using a discount rate that represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

underlying lease. As of December 31, 2022 and 2021, the weighted-average discount rate used to determine our operating lease liabilities was 7.01% and 6.97%, respectively.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. Operating lease costs of $36.4 million, $37.3 million and $43.2 million are included in Cost of restaurant revenue on the Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.
Lease assets are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable.
We do not have any material impairments of lease assets, short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2022 are as follows (in millions):

2023	$34.2
2024	27.2
2025	24.3
2026	22.4
2027	20.6
Thereafter	113.4
Total lease payments, undiscounted	$242.1
Less: discount	68.3
Total operating lease liability as of December 31, 2022, at present value	$173.8
Less: operating lease liability as of December 31, 2022, current	22.8
Operating lease liability as of December 31, 2022, long-term	$151.0
Note H.     Property and Equipment

Property and equipment consists of the following:
	December 31,
	2022	2021
	(In millions)
Furniture, fixtures and equipment	$98.5	$101.8
Leasehold improvements	123.6	125.6
Land	22.8	25.2
Buildings	22.8	26.5
Other	3.3	4.0
	271.0	283.1
Accumulated depreciation and amortization	(183.5)	(182.5)
	$87.5	$100.6
Depreciation expense on property and equipment was $19.3 million, $22.5 million, and $26.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.      Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2022	2021
	(In millions)
Trademarks and tradenames	$24.1	$24.1
Software	13.8	13.8
Franchise rights	1.6	1.6
Customer relationships and contracts	5.2	5.2
	44.7	44.7
Accumulated amortization	(21.2)	(17.8)
	$23.5	$26.9
Amortization expense for amortizable intangible assets was $3.5 million, $4.1 million, and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2022, is $2.8 million in 2023, $2.3 million in 2024, $2.2 million in 2025, $2.1 million in 2026 and $2.1 million in 2027.
Note J.      Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current consist of the following:

	December 31,
	2022	2021
	(In millions)
Accrued payroll and employee benefits	$13.3	$24.4
Trade accounts payable	25.8	22.7
Accrued casualty self-insurance expenses	7.4	8.7
Tax liabilities, excluding income taxes payable	9.8	7.9
Other accrued liabilities	22.7	41.9
	$79.0	$105.6
Accounts payable and other accrued liabilities, long-term consist of the following:

	December 31,
	2022	2021
	(In millions)
Restaurant Group financing obligations	$28.8	$29.5
Other accrued liabilities	13.0	15.5
	$41.8	$45.0
Note K.     Notes Payable
Notes payable consists of the following:

	December 31,
	2022	2021
	(In millions)
2020 Margin Facility	$—	$—
FNF Revolver	84.7	—
Other	12.7	16.4
Notes payable, total	$97.4	$16.4
Less: Notes payable, current	2.3	2.3
Notes payable, long-term	$95.1	$14.1

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2022, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC ("Borrower 1"), an indirect wholly-owned special purpose subsidiary of the Company, and Cannae Funding D, LLC ("Borrower 2" and, together with Borrower 1, the "Borrowers"), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "2020 Margin Facility") with the lenders from time to time party thereto and Royal Bank of Canada.
Under the 2020 Margin Facility, the Borrowers may borrow up to $250.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on November 30, 2023. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian and D&B shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian and/or D&B shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
As of December 31, 2022, there was no outstanding balance under the 2020 Margin Facility, $250.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and the 2020 Margin Facility was secured by a first priority lien on 6 million shares of Ceridian and 35 million shares of D&B.
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
On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF; accordingly there is no incremental borrowing capacity available under the FNF Revolver. As of December 31, 2022, there was a $84.7 million outstanding principal balance under the FNF Revolver which incurred interest at 8.94%.

Gross principal maturities of notes payable at December 31, 2022 are as follows (in millions):
2023	$2.5
2024	0.9
2025	85.6
2026	8.8
2027	0.3
Thereafter	0.3
$98.4
At December 31, 2022, the carrying value of our outstanding notes payable approximate fair value. The revolving credit facilities are considered Level 2 financial liabilities.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note L.      Income Taxes
 Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current	$65.7	$101.5	$116.1
Deferred	(155.6)	(175.5)	365.1
	$(89.9)	$(74.0)	$481.2

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(2.7)	(0.3)	(0.1)
Tax credits	1.2	1.0	(0.1)
Valuation allowance	(0.2)	0.1	0.1
Non-deductible expenses and other, net	(0.2)	—	—
Non-deductible executive compensation	(0.8)	(1.3)	0.5
Dividends received deduction	(0.2)	—	—
Noncontrolling interests	(0.1)	—	0.3
Basis difference in investments	0.1	0.7	—
Equity method investment stock-based compensation	(2.9)	(0.5)	—
Other	0.1	(0.1)	(0.2)
Effective tax rate excluding equity investments	15.3%	20.6%	21.5%
Equity investments	11.5	(3.5)	0.6
Effective tax rate	26.8%	17.1%	22.1%
The change in the effective tax rate in all periods is primarily attributable to the varying impact of earnings or losses from unconsolidated affiliates on our consolidated pretax earnings or losses.
The significant components of deferred tax assets and liabilities at December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Partnerships	$20.7	$—
Net operating loss carryforwards	4.4	3.3
Other	1.2	0.5
Total gross deferred tax asset	26.3	3.8
Less: valuation allowance	(3.6)	(3.0)
Total deferred tax asset	$22.7	$0.8
Deferred tax liabilities:
Partnerships	$—	$(144.6)
Total deferred tax liability	$—	$(144.6)
Net deferred tax asset (liability)	$22.7	$(143.8)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company’s deferred taxes are primarily reflected as the book to tax difference in the Company's ownership of Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The decrease in our net deferred tax liability as of December 31, 2022 from 2021 is primarily related to the impairment of our ownership interests in Paysafe, System1 and QOMPLX as well as sales and mark to market losses on the Company's investment in Ceridian.
The Company’s gross state NOL carryforwards were $92.3 million and $67.0 million at December 31, 2022 and 2021, respectively. The NOLs expire in various tax years through 2043.
ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a "more likely than not" standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $3.6 million and $3.0 million, respectively, related to state NOLs, as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire.
Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2022, 2021 or 2020.
The Company's federal and state income tax returns for the tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination.
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
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under "dram shop" laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. Our Restaurant Group companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol. We may also become subject to lawsuits and other proceedings, as well as card network fines and penalties, arising out of the actual or alleged theft of our customers' credit or debit card information.
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of December 31, 2022 and 2021, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleges the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Ceridian and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action for six months to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto. The stay expired on September 30, 2022. On or about October 25, 2022, the parties, including the SLC acting on behalf of the Company, reached an agreement-in-principle to settle the action, subject to documentation in a formal stipulation of settlement, as well as approval by the Court. The agreement in principle includes, among other things, a payment of $6 million in cash to the Company, amendments to the Management Services Agreement between the Company and the Manager, and corporate governance changes. If the proposed settlement is not consummated, the defendants will contest the remaining claims vigorously.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2022 to determine the amount of the obligations.
Purchase obligations as of December 31, 2022 are as follows (in millions):

2023	$82.9
2024	6.3
2025	5.7
2026	4.7
2027	—
Thereafter	—
Total purchase commitments	$99.6
Note N.      Concentration of Risk
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
Note O.      Related Party Transactions
Trasimene
During the year ended December 31, 2022, we incurred $40.1 million of management fee expenses and $49.3 million of carried interest expense related to sales of and distributions from Company investments. During the year ended December 31, 2021, we incurred $33.6 million of management fee expenses and $44.5 million of carried interest expense related to sales of and distributions from Company investments. During the year ended December 31, 2020, we incurred $20.8 million of management fee expenses payable to our Manager, incurred $11.3 million of carried interest expense related to sales of and distributions from Company investments, and earned $9.1 million of income related to transaction fees earned by the Manager and allocable to us pursuant to the Management Services Agreement. Such management fees and carried interest expense are recorded in Other operating expenses and transaction fee income is recorded in Interest, investment and other income on our

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Consolidated Statements of Operations.
Other
Refer to Note A for discussion of Cannae's investments in BKFE and CSI LP which are affiliated with certain directors of Cannae.
Note P.      Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash paid during the year:
Interest	$9.6	$7.0	$5.5
Income taxes	100.0	128.9	107.6
Operating leases	36.0	37.8	41.3
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	$435.0	$—	$—
Preferred shares received as consideration for note receivable from QOMPLX	—	19.3	—
Exchange of directly held Alight warrants for Alight common stock	—	12.8	—
Non-cash distribution of CoreLogic stock to joint venture with Senator Investment Group	—	—	112.5
Non-cash contribution of CoreLogic stock from joint venture with Senator Investment Group	—	—	176.3
Lease assets recognized in exchange for lease liabilities	7.5	9.3	65.0
Assets acquired in non-cash acquisition of Legendary Baking and VIBSQ	—	—	96.5
Liabilities assumed in non-cash acquisition of Legendary Baking and VIBSQ	—	—	44.4

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1
Amended and Restated Revolver Note, dated as of May 12, 2022, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 8, 2022)

10.2
Tax Matters Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2017)

10.3
Management Services Agreement, dated as of August 27, 2019, with effect September 1, 2019, by and among the Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 27, 2019)

10.4
Amended and Restated Operating Agreement of Cannae Holdings, LLC, dated August 27, 2019, with effect September 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 27, 2019)

10.5
Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent and calculation Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 2, 2020).

10.6	Guaranty, dated as of November 30, 2020, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 2, 2020).
10.7
First Amendment to Management Services Agreement, dated as of January 27, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 29, 2021.)

10.8
Amended and Restated Management Services Agreement, dated as of August 4, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed August 6, 2021).

10.8
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

10.9
Restricted Stock Award Agreement dated as of November 11, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022)(1)

10.10
Amendment Agreement dated as of May 12, 2022, to the Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 8, 2022)

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to report related to Dun & Bradstreet Holdings, Inc.
23.3	Consent of Ernst & Young LLP with respect to report related to Alight, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Audited Financial Statements of Dun & Bradstreet Holdings, Inc.
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.

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

Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard N. Massey	Chief Executive Officer and Director	March 1, 2023
Richard N. Massey	(Principal Executive Officer)

/s/ Bryan D. Coy	Executive Vice President and Chief Financial Officer	March 1, 2023
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	March 1, 2023
William P. Foley, II

/s/ David Aung	Director	March 1, 2023
David Aung

/s/ Hugh R. Harris	Director	March 1, 2023
Hugh R. Harris

/s/ C. Malcolm Holland	Director	March 1, 2023
C. Malcolm Holland

/s/ Mark D. Linehan	Director	March 1, 2023
Mark D. Linehan

/s/ Frank R. Martire	Director	March 1, 2023
Frank R. Martire

/s/ Erika Meinhardt	Director	March 1, 2023
Erika Meinhardt

/s/ Barry B. Moullet	Director	March 1, 2023
Barry B. Moullet

/s/ James B. Stallings, Jr.	Director	March 1, 2023
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	March 1, 2023
Frank P. Willey