Form 10-Q
period 2023-03-31
Cannae Holdings, Inc.
filed 2023-05-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2023 there were 76,489,755 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2023
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$184.8	$247.7
Short-term investments	105.0	34.9
Other current assets	23.4	26.1
Income taxes receivable	—	1.9
Total current assets	313.2	310.6
Investments in unconsolidated affiliates	1,958.5	1,950.7
Equity securities, at fair value	366.1	384.9
Lease assets	152.5	156.0
Property and equipment, net	84.8	87.5
Deferred tax asset	31.1	22.7
Goodwill	53.4	53.4
Other intangible assets, net	22.8	23.5
Other long-term investments and non-current assets	150.4	136.2
Total assets	$3,132.8	$3,125.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$77.2	$79.0
Income taxes payable	8.3	—
Lease liabilities, current	21.8	22.8
Deferred revenue	15.0	18.6
Notes payable, current	1.5	2.3
Total current liabilities	123.8	122.7
Lease liabilities, long-term	148.7	151.0
Notes payable, long-term	100.4	95.1
Accounts payable and other accrued liabilities, long-term	41.3	41.8
Total liabilities	414.2	410.6
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of March 31, 2023 and December 31, 2022; issued of 92,817,829 and 92,583,280 shares as of March 31, 2023 and December 31, 2022, respectively and outstanding of 76,486,722 and 76,254,972 shares as of March 31, 2023 and December 31, 2022, respectively,	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of March 31, 2023 and December 31, 2022	—	—
Retained earnings	1,210.6	1,214.7
Additional paid-in capital	1,945.8	1,936.2
Less: Treasury stock, 16,331,107 and 16,328,308 shares as of March 31, 2023 and December 31, 2022, respectively, at cost	(414.1)	(414.0)
Accumulated other comprehensive loss	(16.9)	(18.1)
Total Cannae shareholders' equity	2,725.4	2,718.8
Noncontrolling interests	(6.8)	(3.9)
Total equity	2,718.6	2,714.9
Total liabilities and equity	$3,132.8	$3,125.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022

Revenues:
Restaurant revenue	$148.5	$162.1
Other operating revenue	5.8	5.3
Total operating revenues	154.3	167.4
Operating expenses:
Cost of restaurant revenue	131.6	145.4
Personnel costs	15.6	21.1
Depreciation and amortization	5.1	5.8
Other operating expenses	24.7	70.7
Total operating expenses	177.0	243.0
Operating loss	(22.7)	(75.6)
Other income (expense):
Interest, investment and other income	2.8	—
Interest expense	(4.4)	(2.4)
Recognized gains (losses), net	52.1	(265.2)
Total other income (expense)	50.5	(267.6)
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	27.8	(343.2)
Income tax expense (benefit)	2.6	(61.9)
Earnings (loss) before equity in (losses) earnings of unconsolidated affiliates	25.2	(281.3)
Equity in (losses) earnings of unconsolidated affiliates	(32.1)	31.9
Net loss	(6.9)	(249.4)
Less: Net loss attributable to noncontrolling interests	(2.8)	(1.8)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(4.1)	$(247.6)
Earnings per share
Basic
Net loss per share	$(0.05)	$(2.88)
Diluted
Net loss per share	$(0.05)	$(2.88)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	76.1	85.9
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	76.1	85.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022

Net loss	$(6.9)	$(249.4)
Other comprehensive earnings (loss), net of tax:
Unrealized earnings (loss) of investments in unconsolidated affiliates (1)	1.2	(1.2)
Comprehensive loss	(5.7)	(250.6)
Less: Comprehensive loss attributable to noncontrolling interests	(2.8)	(1.8)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(2.9)	$(248.8)
_________________________________

(1)Net of income tax expense (benefit) of $0.3 million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.2)	—	—	—	(1.2)
Treasury stock repurchases	—	—	—	—	—	2.0	(53.9)	—	(53.9)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation, unconsolidated affiliates	—	—	5.8	—	—	—	—	—	5.8
Net loss	—	—	—	(247.6)	—	—	—	(1.8)	(249.4)
Balance, March 31, 2022	92.5	$—	$1,894.4	$1,395.2	$(8.4)	7.6	$(242.5)	$4.0	$3,042.7

Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	1.2	—	—	—	1.2
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	0.6	—	—	—	—	—	0.6
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation, unconsolidated affiliates	—	—	9.0	—	—	—	—	—	9.0
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(4.1)	—	—	—	(2.8)	(6.9)
Balance, March 31, 2023	92.8	$—	$1,945.8	$1,210.6	$(16.9)	16.3	$(414.1)	$(6.8)	$2,718.6

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(6.9)	$(249.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.1	5.8
Equity in losses (earnings) of unconsolidated affiliates	32.1	(31.9)
Distributions from investments in unconsolidated affiliates	—	14.0
Recognized (gains) losses and asset impairments, net	(51.1)	265.5
Lease asset amortization	4.9	5.2
Stock-based compensation expense	0.6	0.3
Non-cash carried interest expense	—	31.8
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in other assets	3.0	10.7
Net decrease in lease liabilities	(6.1)	(6.1)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other liabilities	(2.8)	(22.0)
Net change in income taxes	1.5	(62.4)
Net cash used in operating activities	(19.7)	(38.5)
Cash flows from investing activities:
Proceeds from sales of Ceridian shares	78.0	173.3
Additions to property and equipment and other intangible assets	(2.5)	(4.0)
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	—	144.5
Investment in System1	—	(246.5)
Additional investments in unconsolidated affiliates	(40.3)	—
Purchases of other long term investments	(13.5)	(1.5)
Distributions from investments in unconsolidated affiliates	4.0	—
Net purchases of short-term investment securities	(70.1)	—
Net cash (used in) provided by investing activities	(44.4)	65.8
Cash flows from financing activities:
Borrowings	5.4	151.0
Debt service payments	(1.0)	(152.3)
Payment for vested shares withheld for taxes and in treasury	(0.1)	—
Treasury stock repurchases	(3.1)	(61.1)
Net cash provided by (used in) financing activities	1.2	(62.4)
Net decrease in cash and cash equivalents	(62.9)	(35.1)
Cash and cash equivalents at beginning of period	247.7	85.8
Cash and cash equivalents at end of period	$184.8	$50.7
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, "we," "us," "our,” "Cannae," "CNNE," or the "Company"), which have been followed in preparing the accompanying Condensed Consolidated Financial Statements.
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of March 31, 2023 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Ceridian HCM Holding, Inc. ("Ceridian"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity ownership interests.
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
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2022.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements (See Note C - Fair Value Measurements). Actual results may differ from estimates.
Recent Developments
Ceridian
In February 2023, we completed the sale of 1.0 million shares of common stock of Ceridian. In connection with the sale, we received proceeds of $78.0 million.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We owned 5.0 million shares of Ceridian common stock as of March 31, 2023, which represented approximately 3.2% of its outstanding stock as of March 31, 2023.
Refer to Notes B - Investments and C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Ceridian and other equity securities.
Dun & Bradstreet
On February 9, 2023, the board of directors of D&B declared a quarterly cash dividend of $0.05 per share of DNB common stock. In March 2023, we received $4.0 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of March 31, 2023, we owned 79.0 million shares of D&B, which represented approximately 18.0% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Related Party Transactions
During the three months ended March 31, 2023 and 2022, we incurred management fee expenses payable to our Manager of $9.4 million and $10.6 million, respectively. During the three months ended March 31, 2022, we incurred $45.2 million of carried interest expense related to the disposition of certain of the Company's assets and ownership interests. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2023 and 2022, there were 0.4 million and 0.1 million antidilutive shares of restricted stock outstanding, respectively, that were excluded from the calculation of diluted earnings per share.
Income Taxes
Our effective tax rate was 9.4% and 18.0% in the three months ended March 31, 2023 and 2022, respectively. The change in the effective tax rate in the three-month period ended March 31, 2023 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in (losses) earnings of unconsolidated affiliates on income tax expense (benefit).
We have a Deferred tax asset of $31.1 million and $22.7 million as of March 31, 2023 and December 31, 2022, respectively. The $8.4 million change in deferred taxes in the three months ended March 31, 2023 is primarily attributable to equity in losses of unconsolidated affiliates partially offset by sales of Ceridian shares and mark to market gains recorded on Ceridian.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Condensed Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Investments
Equity Securities
Gains (losses) on equity securities included in Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net gains (losses) recognized during the period on equity securities	$59.2	$(324.7)
Less: net gains (losses) recognized during the period on equity securities sold or transferred during the period	13.8	(35.7)
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$45.4	$(289.0)
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2023 and December 31, 2022 consisted of the following:

	Ownership at March 31, 2023	March 31, 2023	December 31, 2022
		(in millions)
Dun & Bradstreet	18.0%	$839.3	$857.1
Alight	9.7%	526.4	532.2
Sightline	32.4%	242.7	247.0
Paysafe	5.6%	33.9	33.7
Other	various	316.2	280.7
Total		$1,958.5	$1,950.7
The aggregate fair value of our direct and indirect ownership in the common stock of unconsolidated affiliates that have quoted market prices as of March 31, 2023 consisted of the following:

March 31, 2023
(in millions)
Dun & Bradstreet	$928.0
Alight	483.3
System1	116.6
Paysafe	58.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Dun & Bradstreet (1)	$(8.3)	$(7.5)
Alight	(7.1)	6.7
Sightline(2)	(4.1)	(4.3)
Paysafe	(1.9)	6.8
Other	(10.7)	30.2
Total	$(32.1)	$31.9
_____________________________________
(1) Equity in losses for D&B includes $2.1 million and $1.1 million of loss for the three months ended March 31, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $1.9 million of loss in the three months ended March 31, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its investment and ratable portion of the underlying equity in net assets of Sightline.
Dun & Bradstreet
Summarized financial information for D&B for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	March 31, 2023	December 31, 2022
	(In millions)
Total current assets	$623.3	$703.9
Goodwill and other intangible assets, net	7,654.3	7,751.4
Other assets	1,025.7	1,016.6
Total assets	$9,303.3	$9,471.9

Current liabilities	$999.4	$1,102.6
Long-term debt	3,553.0	3,552.2
Other non-current liabilities	1,290.0	1,308.7
Total liabilities	5,842.4	5,963.5
Total equity	3,460.9	3,508.4
Total liabilities and equity	$9,303.3	$9,471.9

	Three months ended March 31,
	2023	2022
	(In millions)
Total revenues	$540.4	$536.0
Loss before income taxes	(45.4)	(39.8)
Net loss	(32.8)	(29.8)
Less: net earnings attributable to noncontrolling interest	0.9	1.5
Net loss attributable to Dun & Bradstreet	(33.7)	(31.3)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of March 31, 2023 and December 31,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

2022, we have $128.3 million and $114.8 million, respectively, recorded for such investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets.
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$184.8	$—	$—	$184.8
Short-term investments	105.0	—	—	105.0
Ceridian	366.1	—	—	366.1
Total assets	$655.9	$—	$—	$655.9

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$247.7	$—	$—	247.7
Short-term investments	34.9	—	—	34.9
Ceridian	384.9	—	—	384.9
Total assets	$667.5	$—	$—	$667.5
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of or for the three months ended March 31, 2023 and December 31, 2022.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

accounting standards as deemed appropriate. As of and for the periods ended March 31, 2023 and December 31, 2022, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2023 and December 31, 2022, of which we are not the primary beneficiary:

	March 31, 2023		December 31, 2022
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$179.2	$179.2	$138.3	$138.3
Investments in Unconsolidated Affiliates
As of March 31, 2023 and December 31, 2022, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFE and CSI. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFE related to earnouts of its acquisitions of interests in football clubs and investment commitments associated with these acquisitions. These BKFE obligations total an estimated amount of approximately $100.8 million in the aggregate as of the date of this Quarterly Report and are potentially payable at various increments over the next five years. The underlying obligation of BKFE to fund these amounts is contingent on certain earnout criteria being met or the exercise of certain investment options by BKFE or other parties. Cannae is required to fund such payments solely to the extent BKFE is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
The assets are included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2023:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$148.5	$—	$—	$—		$—	$—	$148.5
Other operating revenues	—	540.4	383.5	831.0	9.3	5.8	(1,764.2)	5.8
Revenues from external customers	148.5	540.4	383.5	831.0	9.3	5.8	(1,764.2)	154.3
Interest, investment and other income, including recognized gains (losses), net	0.1	2.0	(14.1)	(36.0)	1.7	54.8	46.4	54.9
Total revenues, other income and realized gains (losses), net	148.6	542.4	369.4	795.0	11.0	60.6	(1,717.8)	209.2
Depreciation and amortization	4.6	145.4	67.7	104.0	2.3	0.5	(319.4)	5.1
Interest expense	(1.3)	(55.3)	(37.6)	(33.0)	(0.1)	(3.1)	126.0	(4.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(4.5)	(45.4)	(33.6)	(82.0)	(6.8)	32.3	167.8	27.8
Income tax (benefit) expense	0.5	(11.8)	0.2	(8.0)	—	2.1	19.6	2.6
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(5.0)	(33.6)	(33.8)	(74.0)	(6.8)	30.2	148.2	25.2
Equity in earnings (losses) of unconsolidated affiliates	—	0.8	—	—	—	(10.7)	(22.2)	(32.1)
Net (loss) earnings	$(5.0)	$(32.8)	$(33.8)	$(74.0)	$(6.8)	$19.5	$126.0	$(6.9)
Assets	$330.4	$9,303.3	$5,957.1	$10,917.0	$179.6	$2,802.4	$(26,357.0)	$3,132.8
Goodwill	53.4	3,435.7	1,999.1	3,680.0	109.0	—	(9,223.8)	53.4
As of and for the three months ended March 31, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$162.1	$—	$—	$—	$—	$—	$—	$162.1
Other operating revenues	—	536.0	371.6	725.0	14.0	5.3	(1,646.6)	5.3
Revenues from external customers	162.1	536.0	371.6	725.0	14.0	5.3	(1,646.6)	167.4
Interest investment and other income (expense), including recognized gains (losses), net	(0.6)	(9.0)	64.1	19.0	—	(264.6)	(74.1)	(265.2)
Total revenues, other income and recognized gains (losses), net	161.5	527.0	435.7	744.0	14.0	(259.3)	(1,720.7)	(97.8)
Depreciation and amortization	5.3	149.4	64.0	96.0	2.2	0.5	(311.6)	5.8
Interest expense	(1.1)	(47.2)	(21.5)	(29.0)	—	(1.3)	97.7	(2.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(5.3)	(39.8)	71.5	(12.0)	(7.0)	(337.9)	(12.7)	(343.2)
Income tax (benefit) expense	(0.7)	(9.3)	(19.0)	1.0	—	(61.2)	27.3	(61.9)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(4.6)	(30.5)	90.5	(13.0)	(7.0)	(276.7)	(40.0)	(281.3)
Equity in earnings (losses) of unconsolidated affiliates	0.1	0.7	—	—	—	30.1	1.0	31.9
Net (loss) earnings	$(4.5)	$(29.8)	$90.5	$(13.0)	$(7.0)	$(246.6)	$(39.0)	$(249.4)
Assets	$370.0	$9,857.2	$7,267.2	$11,221.0	$182.5	$3,122.7	$(28,527.9)	$3,492.7
Goodwill	53.4	3,475.4	3,650.0	3,627.0	109.1	—	(10,861.5)	53.4
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•Dun & Bradstreet. This segment consists of our 18.0% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database as of December 31, 2022 contained hundreds of millions of business records. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting; therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above.
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
•Paysafe. This segment consists of our 5.6% ownership interest in Paysafe. Paysafe is a leading payments platform with an extensive track record of serving merchants and consumers in the global entertainment sectors. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag and we acquired our ownership interest on March 30, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the three months ended March 31, 2023 and 2022, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three months ended December 31, 2022 and 2021, respectively.
•Sightline. This segment consists of our 32.4% ownership interest in Sightline Payments. Sightline Payments is a leading digital payments provider and mobile application developer to the United States' sports betting and casino gaming market. Our chief operating decision maker reviews the full financial results of Sightline for purposes of assessing performance and allocating resources. Thus, we consider Sightline a reportable segment and have included the full results of Sightline subsequent to our initial acquisition of an ownership interest in the tables above. We account for Sightline using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Sightline's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Sightline on a three-month lag and we acquired our ownership interest on March 31, 2021. Accordingly, our net earnings and the segment tables above, respectively, for the three months ended March 31, 2023 and 2022, include our equity in Sightline’s earnings and complete results of Sightline, respectively, for the three months ended December 31, 2022 and 2021, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended March 31,
		2023	2022
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$148.5	$161.7
Other	Restaurant Group	—	0.4
Total restaurant revenue		148.5	162.1
Other operating revenue:
Real estate and resort	Corporate and other	5.7	4.9
Other	Corporate and other	0.1	0.4
Total other operating revenue		5.8	5.3
Total operating revenues		$154.3	$167.4
Restaurant revenue consists of restaurant sales and to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2023	December 31, 2022
	(In millions)
Trade receivables, net	$4.8	$7.1
Deferred revenue (contract liabilities)	15.0	18.6
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $1.7 million and $2.4 million was recognized in the three months ended March 31, 2023 and 2022, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	March 31, 2023	December 31, 2022
	(In millions)
2020 Margin Facility	$—	$—
FNF Revolver	84.7	84.7
Other	17.2	12.7
Notes payable, total	$101.9	$97.4
Less: Notes payable, current	1.5	2.3
Notes payable, long term	$100.4	$95.1
At March 31, 2023, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.

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
As of March 31, 2023, there was no outstanding balance under the 2020 Margin Facility, $250.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and the 2020 Margin Facility was secured by a first priority lien on 5 million shares of Ceridian and 35 million shares of D&B.
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
As of March 31, 2023, there was a $84.7 million outstanding principal amount which incurred interest at 9.23% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at March 31, 2023 are as follows (in millions):

2023 (remaining)	$1.3
2024	0.7
2025	85.3
2026	13.3
2027	0.2
Thereafter	2.1
Total	$102.9
Note H — Commitments and Contingencies
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of March 31, 2023 and December 31, 2022, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
On October 25, 2022, the parties, including the SLC acting on behalf of the Company, reached an agreement-in-principle to settle the action, subject to various terms and conditions, as well as court approval. On March 10, 2023, the parties formalized their settlement and entered into a Stipulation and Agreement of Compromise, Settlement and Release which has been filed with the court. The agreement includes, among other things, a payment of $6 million in cash to the Company, amendments to the Management Services Agreement between the Company and the Manager, and corporate governance changes. The settlement hearing has been scheduled for June 8, 2023.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2023 to determine the amount of the obligations. Purchase obligations as of March 31, 2023 are as follows (in millions):

2023 (remaining)	$63.9
2024	6.9
2025	6.3
2026	3.8
2027	—
Thereafter	—
Total purchase commitments	$80.9

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2023	2022
	(In millions)
Cash paid during the period:
Interest	$3.6	$1.7
Income taxes	0.8	0.4
Operating leases	8.9	9.1
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	—	435.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in macroeconomic conditions resulting from the outbreak of a pandemic or escalation of the current conflict between Russia and Ukraine; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report.
Overview
For a description of our business, including descriptions of segments and recent business developments, see the discussion in Note A - Basis of Financial Statements to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Part I, Item 2.
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
We are currently operating in a period of high inflation relative to long term inflation expectations in the United States. This inflationary environment is primarily impacting the commodity and labor costs of our Restaurant Group. We have adjusted menu pricing to at least partially account for these cost increases, but will continue to balance menu pricing with the impact of inflationary pressures on costs and the value proposition offered to customers.
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
As of March 31, 2023, the fair value of our ownership interest in System1 based on quoted market prices was $116.6 million and the book value of our recorded asset for System1 was $122.4 million. Due to the nominal difference between fair value and book value as of March 31, 2023 and the short duration over which the fair value of our investment in System1 had been below book value, we considered the decline in value to be temporary as of the balance sheet date. As of May 8, 2023, the fair value of our investment in System1 was $85.7 million. Sustained depression or further deterioration of the fair value of our investment in System1 or further deterioration of System1's actual or forecasted results of operations could result in impairment charge in future periods to record our asset to fair value.
As of March 31, 2023, the fair value of our ownership interest in Alight based on quoted market prices was $483.3 million and the book value of our recorded asset for Alight was $526.4 million. While the fair value of our investment in Alight is below our book value, there are no other indicators that our investment is other than temporarily impaired. Alight has consistently outperformed market expectations and our expectations for its results of operations from when we initially invested in Alight. Due to these factors, we consider the decline in value to be temporary as of March 31, 2023. Though we do not currently anticipate any material impact, because the fair value is currently below the book value of our investment in Alight, declines in fair value of the investment or deterioration in Alight's actual or forecasted results of operations could result in an impairment charge in future periods to record our asset at fair value.
Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2023	2022
	(Dollars in millions)
Revenues:
Restaurant revenue	$148.5	$162.1
Other operating revenue	5.8	5.3
Total operating revenues	154.3	167.4
Operating expenses:
Cost of restaurant revenue	131.6	145.4
Personnel costs	15.6	21.1
Depreciation and amortization	5.1	5.8
Other operating expenses	24.7	70.7
Total operating expenses	177.0	243.0
Operating loss	(22.7)	(75.6)
Other income (expense):
Interest, investment and other income	2.8	—
Interest expense	(4.4)	(2.4)
Recognized gains (losses), net	52.1	(265.2)
Total other income (expense)	50.5	(267.6)
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	27.8	(343.2)
Income tax expense (benefit)	2.6	(61.9)
Earnings (loss) before equity in (losses) earnings of unconsolidated affiliates	25.2	(281.3)
Equity in (losses) earnings of unconsolidated affiliates	(32.1)	31.9
Net earnings (loss)	(6.9)	(249.4)
Less: Net (loss) earnings attributable to non-controlling interests	(2.8)	(1.8)
Net earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$(4.1)	$(247.6)

 Revenues.
Total revenues decreased $13.1 million, or 7.8%, in the three months ended March 31, 2023 compared to the corresponding period in 2022.
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
Pre-Tax Earnings (Loss).
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates increased $371.0 million, or 108.1%, in the three months ended March 31, 2023 compared to the corresponding period in 2022.
The change in revenues, expenses and pre-tax loss is discussed in further detail at the segment level below.
Income Taxes.
Income tax expense (benefit) was $2.6 million and $(61.9) million in the three-month periods ended March 31, 2023 and 2022, respectively. Our effective tax rate was 9.4% and 18.0% in the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in all periods presented is primarily attributable to the varying impact of equity in earnings of unconsolidated affiliates on income tax expense (benefit).
Equity in Earnings of Unconsolidated Affiliates.
Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Dun & Bradstreet	$(8.3)	(7.5)
Paysafe	(1.9)	6.8
Alight	(7.1)	6.7
Sightline	(4.1)	(4.3)
Other	(10.7)	30.2
Total	$(32.1)	$31.9
Cannae records its share of equity in earnings or loss of System1 on a three-month lag. Accordingly, our equity in losses of unconsolidated affiliates for the three months ended March 31, 2023 includes our ratable share of System1's losses for the three months ended December 31, 2022. As of the date of this Quarterly Report on Form 10-Q, System1 has not filed its annual report for the ended December 31, 2022, and, as a result, our equity in losses of unconsolidated affiliates includes our ratable share of System1's preliminary results of operations.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2023	2022
	(In millions)
Revenues:
Restaurant revenue	$148.5	$162.1
Total operating revenues	148.5	162.1
Operating expenses:
Cost of restaurant revenue	131.6	145.4
Personnel costs	6.7	6.2
Depreciation and amortization	4.6	5.3
Other operating expenses	8.9	8.8
Total operating expenses	151.8	165.7
Operating loss	(3.3)	(3.6)
Other income (expense):
Interest expense	(1.3)	(1.1)
Recognized gains (losses), net	0.1	(0.6)
Total other expense	(1.2)	(1.7)
Loss before income taxes and equity in earnings of unconsolidated affiliates	$(4.5)	$(5.3)
Total revenues for the Restaurant Group segment decreased $13.6 million, or 8.4%, in the three months ended March 31, 2023 compared to the corresponding periods in 2022. The decrease was primarily attributable to the inclusion of revenue of $8.3 million in the three months ended March 31, 2022 associated with stores that were closed prior to 2023.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 4.9% and 0.2%, respectively, in the three months ended March 31, 2023 compared to the comparable period in 2022. The decrease in 2023 for our O'Charley's brand is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit. The decrease in the three months ended March 31, 2023 for our 99 Restaurants brand is attributable to decreased guest counts which was nearly offset by an increase in the average amount spent by customers per visit for that period.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.6% and 89.7% in the three months ended March 31, 2023 and 2022, respectively.
Loss before income taxes decreased by $0.8 million, or 15.1%, in the three months ended March 31, 2023 from the corresponding periods in 2022. The change in income was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of March 31, 2023, we own approximately 18.0% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.

Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	Three months ended March 31,
	2023	2022
	(In millions)
Total revenues	$540.4	$536.0
Loss before income taxes	(45.4)	(39.8)
Net loss	(32.8)	(29.8)
Less: net earnings attributable to noncontrolling interest	0.9	1.5
Net loss attributable to Dun & Bradstreet	(33.7)	(31.3)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
As of March 31, 2023, we own approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,
	2023	2022
	(In millions)
Total revenues	$831.0	$725.0
Loss from operations	(13.0)	(2.0)
Net loss attributable to Alight	(68.0)	(11.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Paysafe
As of March 31, 2023, we own approximately 5.6% of the outstanding common stock of Paysafe. We account for our ownership of Paysafe under the equity method of accounting; therefore, its results do not consolidate into ours. We report our equity in the earnings or loss of Paysafe on a three-month lag. Accordingly, our net loss for the three months ended March 31, 2023 and 2022 includes our equity in Paysafe’s losses for the three months ended December 31, 2022 and 2021, respectively.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended December 31,
	2022	2021
	(In millions)
Total revenues	$383.5	$371.6
Earnings from operations	18.2	29.0
Net (loss) earnings	(33.8)	90.5
Less: net earnings attributable to noncontrolling interest	—	0.2
Net (loss) earnings attributable to Paysafe	(33.8)	90.3
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2023	2022
	(In millions)
Revenues:
Other operating revenue	$5.8	$5.3
Operating expenses:
Personnel costs	8.9	14.9
Depreciation and amortization	0.5	0.5
Other operating expenses	15.8	61.9
Total operating expenses	25.2	77.3
Operating loss	(19.4)	(72.0)
Other income (expense):
Interest, investment and other income	2.8	—
Interest expense	(3.1)	(1.3)
Recognized gains (losses), net	52.0	(264.6)
Total other income (expense)	51.7	(265.9)
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$32.3	$(337.9)
Personnel costs decreased $6.0 million in the three months ended March 31, 2023 compared to the corresponding periods in 2022. The change in personnel costs was primarily driven by changes in the amounts of success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses decreased $46.1 million in the three months ended March 31, 2023 compared to the prior year period. The decrease in the three month period was primarily driven by carried interest incurred with our Manager of $45.2 million in the three months ended March 31, 2022. No carried interest expense was incurred in the three months ended March 31, 2023. The carried interest for the period ended March 31, 2022 was primarily attributable to the Optimal Blue Disposition, of which $31.8 million was paid in D&B stock.
Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Three months ended March 31,
	2023	2022
Ceridian fair value adjustments	$59.2	$(324.5)
Paysafe impairment	—	(236.0)
Optimal Blue gain on sale	—	313.0
Paysafe and Austerlitz Acquisition Corp II warrants mark to market adjustment	—	(9.3)
Other, net	(7.2)	(7.8)
Recognized gains (losses), net	$52.0	$(264.6)
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, the BKFE Commitment, and other potential business acquisitions or investments. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as a result of provisions in certain debt agreements. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of March 31, 2023, we had cash and cash equivalents of $184.8 million, of which $168.5 million was cash held by the corporate holding company, $105.0 million of short-term investments held by the corporate holding company, and $250.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $250.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
Operating Cash Flow. Our cash flows used in operations for the three months ended March 31, 2023 and 2022 totaled $19.7 million and $38.5 million, respectively. The decrease in cash used in operations of $18.8 million is primarily attributable to a decrease in corporate expenses and the timing of payment and receipt of working capital assets and liabilities.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the three months ended March 31, 2023 and 2022 were $(44.4) million and $65.8 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $110.2 million in the 2023 period from the 2022 period is primarily attributable to proceeds from sales of investments, net of new and additional investments in unconsolidated affiliates in the 2023 period compared to the 2022 period.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $2.5 million and $4.0 million for the three-month periods ended March 31, 2023 and 2022, respectively. The capital expenditures in 2023 and 2022 primarily consisted of purchases of equipment in our Restaurant Group segment.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the three months ended March 31, 2023 and 2022 were $1.2 million and $(62.4) million, respectively. The decrease in cash used in (increase in cash provided by) financing activities of $63.6 million is primarily attributable to treasury stock purchased in the three months ended March 31, 2022.
Financing Arrangements. For a description of our financing arrangements, see Note G - Notes Payable included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2022 included in our Annual Report.
Contractual Obligations. Our long-term contractual obligations generally include our credit agreements and other debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.
Operating lease payments include the expected future rent payments of the Company and its operating subsidiaries, primarily for the Restaurant Group. The operating leases are accounted for pursuant to ASC 842 Leases.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2023 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,515.4 million as of March 31, 2023.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.

As of March 31, 2023, our required annual payments relating to these contractual obligations were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Operating lease payments	$25.8	$27.8	$24.9	$23.1	$21.3	$113.7	$236.6
Unconditional purchase obligations	63.9	6.9	6.3	3.8	—	—	80.9
Notes payable	1.3	0.7	85.3	13.3	0.2	2.1	102.9
Management fees payable to Manager	28.1	31.2	—	—	—	—	59.3
Restaurant Group financing obligations	3.0	3.6	3.5	3.5	3.6	17.2	34.4
Total	$122.1	$70.2	$120.0	$43.7	$25.1	$133.0	$514.1
Capital Stock Transactions. On August 3, 2022, our Board authorized a three-year stock repurchase program (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
We did not repurchase any Cannae common stock pursuant to the 2022 Repurchase Program during the three months ended March 31, 2023. Since the original commencement of the 2022 Repurchase Program through market close on March 31, 2023, we have repurchased a total of 1,267,182 common shares for approximately $26.8 million in the aggregate, or an average of $21.16 per share.
Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A.      Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022, are hereby incorporated by reference. In addition, we identified the following additional risk..
An inability of our material unconsolidated affiliates to maintain effective financial reporting processes may adversely impact our ability to report our results of operations or financial condition accurately and timely.
The accuracy and timeliness of the Company's financial reporting is dependent on the timely financial reporting and effectiveness of internal controls over financial reporting of our material investments in unconsolidated affiliates. Material deficiencies in the internal controls over financial reporting or other matters impacting the ability of our unconsolidated affiliates to accurately and timely report their standalone results of operations and financial condition or meet related debt covenants, if any, may cause us to be unable to report the financial information of the Company on a timely basis or reduce the value of the Company's related investment. Furthermore, restatements to prior period financial information reported by our material unconsolidated affiliates could require the Company to similarly restate its prior period financial information. If the Company is unable to timely and accurately report its financial information it could subject us to adverse regulatory consequences, including potential sanctions by the SEC or violations of applicable stock exchange listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us and lead to a decline in the price of the Company's common stock.
Cannae records its share of equity in earnings or loss of System1 on a three-month lag. As of the date of this Quarterly Report on Form 10-Q, System1 has not filed its annual report for the period ended December 31, 2022, and accordingly, our equity in losses of unconsolidated affiliates for the three months ended March 31, 2023 includes our ratable share of System1's preliminary results of operations for the three months ended December 31, 2022. Additionally, on March 17, 2023 System1 filed a Current Report on Form 8-K indicating investors should not rely on System1's financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Based on an assessment of the impact of System1's preliminary restated results of operations and financial condition for these periods, we do not expect these restatements by System1 to have a material impact to Cannae's previously reported financial information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2023	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)