Form 10-Q
period 2023-06-30
Cannae Holdings, Inc.
filed 2023-08-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2023 there were 73,371,918 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2023
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$112.7	$247.7
Short-term investments	53.6	34.9
Other current assets	23.8	26.1
Income taxes receivable	—	1.9
Total current assets	190.1	310.6
Investments in unconsolidated affiliates	1,972.5	1,950.7
Equity securities, at fair value	334.9	384.9
Lease assets	150.0	156.0
Property and equipment, net	78.6	87.5
Goodwill	53.4	53.4
Deferred tax asset	47.6	22.7
Other intangible assets, net	22.2	23.5
Other long-term investments and non-current assets	146.3	136.2
Total assets	$2,995.6	$3,125.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$86.9	$79.0
Lease liabilities, current	20.5	22.8
Deferred revenue	14.2	18.6
Notes payable, current	5.0	2.3
Income taxes payable	1.3	—
Total current liabilities	127.9	122.7
Lease liabilities, long-term	146.6	151.0
Notes payable, long-term	98.3	95.1
Accounts payable and other accrued liabilities, long-term	40.8	41.8
Total liabilities	413.6	410.6
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2023 and December 31, 2022; issued of 92,820,862 and 92,583,280 shares as of June 30, 2023 and December 31, 2022, respectively and outstanding of 73,423,951 and 76,254,972 shares as of June 30, 2023 and December 31, 2022, respectively,	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2023 and December 31, 2022	—	—
Retained earnings	1,123.4	1,214.7
Additional paid-in capital	1,957.0	1,936.2
Less: Treasury stock, 19,396,911 and 16,328,308 shares as of June 30, 2023 and December 31, 2022, respectively, at cost	(474.5)	(414.0)
Accumulated other comprehensive loss	(13.9)	(18.1)
Total Cannae shareholders' equity	2,592.0	2,718.8
Noncontrolling interests	(10.0)	(3.9)
Total equity	2,582.0	2,714.9
Total liabilities and equity	$2,995.6	$3,125.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues:
Restaurant revenue	$145.2	$166.7	$293.7	$328.8
Other operating revenue	7.6	7.8	13.4	13.1
Total operating revenues	152.8	174.5	307.1	341.9
Operating expenses:
Cost of restaurant revenue	128.3	147.9	259.9	293.3
Personnel costs	11.3	16.0	26.9	37.1
Depreciation and amortization	4.6	6.2	9.7	12.0
Other operating expenses	28.2	31.4	52.9	102.1
Total operating expenses	172.4	201.5	349.4	444.5
Operating loss	(19.6)	(27.0)	(42.3)	(102.6)
Other income (expense):
Interest, investment and other income	2.7	0.1	5.5	0.1
Interest expense	(4.0)	(2.6)	(8.4)	(5.0)
Recognized (losses) gains, net	(42.2)	(193.6)	9.9	(458.8)
Total other (expense) income	(43.5)	(196.1)	7.0	(463.7)
Loss before income taxes and equity in losses of unconsolidated affiliates	(63.1)	(223.1)	(35.3)	(566.3)
Income tax benefit	(21.8)	(66.5)	(19.2)	(128.4)
Loss before equity in losses of unconsolidated affiliates	(41.3)	(156.6)	(16.1)	(437.9)
Equity in losses of unconsolidated affiliates	(49.1)	(108.0)	(81.2)	(76.1)
Net loss	(90.4)	(264.6)	(97.3)	(514.0)
Less: Net loss attributable to noncontrolling interests	(3.2)	(1.3)	(6.0)	(3.1)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(87.2)	$(263.3)	$(91.3)	$(510.9)
Earnings per share
Basic
Net loss per share	$(1.16)	$(3.15)	$(1.21)	$(6.03)
Diluted
Net loss per share	$(1.16)	$(3.15)	$(1.21)	$(6.03)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	75.4	83.5	75.7	84.7
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	75.4	83.5	75.7	84.7
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net loss	$(90.4)	$(264.6)	$(97.3)	$(514.0)
Other comprehensive earnings (loss), net of tax:
Unrealized earnings (loss) of investments in unconsolidated affiliates (1)	3.0	(6.4)	4.2	(7.6)
Comprehensive loss	(87.4)	(271.0)	(93.1)	(521.6)
Less: Comprehensive loss attributable to noncontrolling interests	(3.2)	(1.3)	(6.0)	(3.1)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(84.2)	$(269.7)	$(87.1)	$(518.5)
_________________________________

(1)Net of income tax expense (benefit) of $0.8 million and $(1.7) million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $(2.0) million for the six months ended June 30, 2023 and 2022, respectively.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2022	92.5	$—	$1,894.4	$1,395.2	$(8.4)	7.6	$(242.5)	$4.0	$3,042.7
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.4)	—	—	—	(6.4)
Treasury stock repurchases	—	—	—	—	—	4.8	(84.7)	—	(84.7)
Stock-based compensation, consolidated subsidiaries	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	18.7	—	—	—	—	—	18.7
Net loss	—	—	—	(263.3)	—	—	—	(1.3)	(264.6)
Balance, June 30, 2022	92.5	$—	$1,913.5	$1,131.9	$(14.8)	12.4	$(327.2)	$2.7	$2,706.1

Balance, March 31, 2023	92.8	$—	$1,945.8	$1,210.6	$(16.9)	16.3	$(414.1)	$(6.8)	$2,718.6
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	3.0	—	—	—	3.0
Treasury stock repurchases	—	—	—	—	—	3.1	(60.4)	—	(60.4)
Stock-based compensation, consolidated subsidiaries	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation, unconsolidated affiliates	—	—	10.3	—	—	—	—	—	10.3
Net loss	—	—	—	(87.2)	—	—	—	(3.2)	(90.4)
Balance, June 30, 2023	92.8	$—	$1,957.0	$1,123.4	$(13.9)	19.4	$(474.5)	$(10.0)	$2,582.0

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(7.6)	—	—	—	(7.6)
Treasury stock repurchases	—	—	—	—	—	6.8	(138.6)	—	(138.6)
Stock-based compensation, consolidated subsidiaries	—	—	0.7	—	—	—	—	—	0.7
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, unconsolidated affiliates	—	—	24.5	—	—	—	—	—	24.5
Net loss	—	—	—	(510.9)	—	—	—	(3.1)	(514.0)
Balance, June 30, 2022	92.5	$—	$1,913.5	$1,131.9	$(14.8)	12.4	$(327.2)	$2.7	$2,706.1

Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	4.2	—	—	—	4.2
Treasury stock repurchases	—	—	—	—	—	3.1	(60.4)	—	(60.4)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation, consolidated subsidiaries	—	—	1.5	—	—	—	—	—	1.5
Stock-based compensation, unconsolidated affiliates	—	—	19.3	—	—	—	—	—	19.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(91.3)	—	—	—	(6.0)	(97.3)
Balance, June 30, 2023	92.8	$—	$1,957.0	$1,123.4	$(13.9)	19.4	$(474.5)	$(10.0)	$2,582.0

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(97.3)	$(514.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9.7	12.0
Equity in losses of unconsolidated affiliates	81.2	76.1
Distributions from investments in unconsolidated affiliates	0.2	14.7
Recognized (gains) losses and asset impairments, net	(5.8)	459.8
Lease asset amortization	9.7	10.3
Stock-based compensation expense	1.5	0.7
Non-cash carried interest expense	—	31.8
Changes in assets and liabilities, net of effects from acquisitions:
Other assets	4.3	11.9
Lease liabilities	(12.4)	(12.4)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(2.9)	(30.8)
Income taxes	(22.8)	(193.1)
Net cash used in operating activities	(34.6)	(133.0)
Cash flows from investing activities:
Proceeds from sales of Ceridian shares	78.0	285.7
Additions to property and equipment and other intangible assets	(4.7)	(7.6)
Collections of notes receivable	—	0.9
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	—	172.6
Investment in System1	—	(246.5)
Additional investments in unconsolidated affiliates	(96.1)	—
Purchases of other long term investments	(17.4)	(3.4)
Distributions from investments in unconsolidated affiliates	7.9	—
Purchases of short-term investment securities	(130.1)	—
Proceeds from sale and maturity of short-term investment securities	111.4	—
Net cash (used in) provided by investing activities	(51.0)	201.7
Cash flows from financing activities:
Borrowings	7.8	305.7
Debt service payments	(2.0)	(213.8)
Payment for vested shares withheld for taxes and in treasury	(0.1)	—
Treasury stock repurchases	(55.1)	(145.8)
Net cash used in financing activities	(49.4)	(53.9)
Net (decrease) increase in cash and cash equivalents	(135.0)	14.8
Cash and cash equivalents at beginning of period	247.7	85.8
Cash and cash equivalents at end of period	$112.7	$100.6
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of June 30, 2023 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Ceridian HCM Holding, Inc. ("Ceridian"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity ownership interests.
See Note E - Segment Information for further discussion of the businesses comprising our reportable segments.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We owned 5.0 million shares of Ceridian common stock as of June 30, 2023, which represented approximately 3.2% of its outstanding stock as of June 30, 2023.
Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Ceridian and other equity securities.
Dun & Bradstreet
On February 9, 2023 and April 26, 2023, the board of directors of D&B declared a quarterly cash dividend of $0.05 per share of DNB common stock. In the six months ended June 30, 2023, we received $7.9 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of June 30, 2023, we owned 79.0 million shares of D&B, which represented approximately 18.0% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Black Knight Football and Entertainment
In the six months ended June 30, 2023, we invested $44.0 million in BKFE. Subsequent to June 30, 2023, we invested another $40.8 million in BKFE. Following the last investment, we have completed the funding of our previously disclosed commitment to invest in BKFE and have no further legal obligation to fund BKFE as of the date of this Quarterly Report on Form 10-Q.
Other Developments
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
During the three and six months ended June 30, 2023, we repurchased 3,065,804 shares for approximately $60.4 million, or an average of $19.71 per share. Subsequent to June 30, 2023, we repurchased 54,880 shares for approximately $1.1 million.
On May 22, 2023, we invested $52.1 million for an 89% ownership interest in High Sierra Distillery, LP ("Minden Mill"). Minden Mill, through its wholly owned subsidiaries, owns and operates a farm-to-flask distillery and related hospitality venues. Entities affiliated with our chairman, William P. Foley II, are the general partner of Minden Mill and manage all aspects of its operation. The investment in Minden Mill is accounted for as an investment in an unconsolidated affiliate. See Note B - Investments for further discussion of our investments in unconsolidated affiliates.
Related Party Transactions
During the three and six months ended June 30, 2023, we incurred management fee expenses payable to our Manager of $9.6 million and $18.9 million, respectively, and during the three and six months ended June 30, 2022, we incurred $10.6 million and $21.2 million, respectively. During the three and six months ended June 30, 2022, we incurred $2.2 million and $47.4 million, respectively, of carried interest expense related to the disposition of certain of the Company's assets and ownership interests. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

computation of diluted earnings per share. For the three and six months ended June 30, 2023 and 2022, there were 0.4 million and 0.1 million antidilutive shares of restricted stock outstanding, respectively, that were excluded from the calculation of diluted earnings per share.
Income Taxes
Our effective tax rate was 34.5% and 29.8% in the three months ended June 30, 2023 and 2022, respectively, and 54.4% and 22.7% in the six months ended June 30, 2023 and 2022, respectively. The change in the effective tax rate in the three and six-month period ended June 30, 2023 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in (losses) earnings of unconsolidated affiliates on income tax expense (benefit).
We have a Deferred tax asset of $47.6 million and $22.7 million as of June 30, 2023 and December 31, 2022, respectively. The $24.9 million change in deferred taxes in the six months ended June 30, 2023 is primarily attributable to equity in losses of unconsolidated affiliates partially offset by sales of Ceridian shares and mark to market gains recorded on Ceridian.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Condensed Consolidated Financial Statements.
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2023 and December 31, 2022 consisted of the following:

	Ownership at June 30, 2023	June 30, 2023	December 31, 2022
		(in millions)
Dun & Bradstreet	18.0%	$835.2	$857.1
Alight	9.7%	525.1	532.2
Sightline	32.4%	237.6	247.0
System1	23.7%	106.5	127.4
BKFE	50.1%	84.4	52.2
Paysafe	5.5%	33.3	33.7
Other	various	150.4	101.1
Total		$1,972.5	$1,950.7
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of June 30, 2023 consisted of the following:

June 30, 2023
(in millions)
Dun & Bradstreet	$914.6
Alight	484.9
System1	122.1
Paysafe	34.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Dun & Bradstreet (1)	$(5.6)	$(2.6)	$(13.9)	$(10.1)
Alight	(7.0)	2.5	(14.1)	9.2
Sightline (2)	(5.0)	(4.2)	(9.1)	(8.5)
System1	(15.7)	(9.1)	(22.6)	3.7
BKFE	(15.6)	—	(16.9)	—
Paysafe	(0.2)	(96.7)	(2.1)	(89.9)
Other	—	2.1	(2.5)	19.5
Total	$(49.1)	$(108.0)	$(81.2)	$(76.1)
_____________________________________
(1) Equity in losses for D&B includes $2.1 million of loss for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $3.2 million of loss for the six months ended June 30, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $1.9 million of loss in the three months ended June 30, 2023 and 2022, respectively, and $3.9 million of loss for the six months ended June 30, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its investment and ratable portion of the underlying equity in net assets of Sightline.
Dun & Bradstreet
Summarized financial information for D&B for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	June 30, 2023	December 31, 2022
	(In millions)
Total current assets	$690.1	$703.9
Goodwill and other intangible assets, net	7,535.7	7,751.4
Other assets	1,041.4	1,016.6
Total assets	$9,267.2	$9,471.9

Current liabilities	$974.6	$1,102.6
Long-term debt	3,613.0	3,552.2
Other non-current liabilities	1,230.0	1,308.7
Total liabilities	5,817.6	5,963.5
Total equity	3,449.6	3,508.4
Total liabilities and equity	$9,267.2	$9,471.9

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Total revenues	$554.7	$537.3	$1,095.1	$1,073.3
Operating income	16.5	29.7	24.4	46.1
Loss before income taxes	(37.0)	(0.7)	(82.4)	(40.5)
Net loss	(18.8)	—	(51.6)	(29.8)
Less: net earnings attributable to noncontrolling interest	0.6	1.8	1.5	3.3
Net loss attributable to Dun & Bradstreet	(19.4)	(1.8)	(53.1)	(33.1)
Equity Securities
Gains (losses) on equity securities included in Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net (losses) gains recognized during the period on equity securities	$(40.3)	$(152.0)	$18.9	$(476.5)
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	—	(24.3)	13.8	(132.2)
Unrealized (losses) gains recognized during the reporting period on equity securities held at the reporting date	$(40.3)	$(127.7)	$5.1	$(344.3)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of June 30, 2023 and December 31, 2022, we have $121.9 million and $114.8 million, respectively, recorded for such investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2023, we recorded impairment of $9.0 million to certain of our equity ownership interests without readily determinable fair values. The amount of the impairment was determined based on the valuation of the investee implied by a contemplated sale to a third-party.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$112.7	$—	$—	$112.7
Short-term investments	53.6	—	—	53.6
Ceridian	334.9	—	—	334.9
Total assets	$501.2	$—	$—	$501.2

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$247.7	$—	$—	247.7
Short-term investments	34.9	—	—	34.9
Ceridian	384.9	—	—	384.9
Total assets	$667.5	$—	$—	$667.5
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of or for the six months ended June 30, 2023 and December 31, 2022.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2023 and December 31, 2022, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2023 and December 31, 2022, of which we are not the primary beneficiary:

	June 30, 2023		December 31, 2022
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$220.5	$220.5	$138.3	$138.3
Investments in Unconsolidated Affiliates
As of June 30, 2023 and December 31, 2022, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFE, CSI and Minden Mill. Cannae does not have the power to direct the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFE related to investment commitments associated with its acquisitions of interests in football clubs. These BKFE obligations total an estimated amount of approximately $65.2 million in the aggregate as of the date of this Quarterly Report and are potentially payable at various increments over the next five years. The underlying obligation of BKFE to fund these amounts is contingent on the exercise of certain investment options by BKFE or other parties. Cannae is required to fund such payments solely to the extent BKFE is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
The assets are included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.
Note E — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2023:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$145.2	$—	$—	$—	$—	$—	$—	$145.2
Other operating revenues	—	554.7	387.8	806.0	8.6	7.6	(1,757.1)	7.6
Revenues from external customers	145.2	554.7	387.8	806.0	8.6	7.6	(1,757.1)	152.8
Interest, investment and other income, including recognized gains (losses), net	(0.2)	2.6	2.5	(15.0)	0.1	(39.3)	9.8	(39.5)
Total revenues, other income and realized gains (losses), net	145.0	557.3	390.3	791.0	8.7	(31.7)	(1,747.3)	113.3
Depreciation and amortization	4.3	145.0	63.5	106.0	1.9	0.3	(316.4)	4.6
Interest expense	(1.3)	(56.1)	(37.5)	(33.0)	—	(2.7)	126.6	(4.0)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(6.6)	(37.0)	0.1	(69.0)	(9.6)	(56.5)	115.5	(63.1)
Income tax (benefit) expense	—	(17.5)	3.9	3.0	—	(21.8)	10.6	(21.8)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(6.6)	(19.5)	(3.8)	(72.0)	(9.6)	(34.7)	104.9	(41.3)
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	—	—	(31.3)	(18.5)	(49.1)
Net (loss) earnings	$(6.6)	$(18.8)	$(3.8)	$(72.0)	$(9.6)	$(66.0)	$86.4	$(90.4)
Assets	$318.4	$9,267.2	$5,734.6	$10,772.0	$169.1	$2,677.2	$(25,942.9)	$2,995.6
Goodwill	53.4	3,422.4	2,009.1	3,681.0	109.0	—	(9,221.5)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$166.7	$—	$—	$—	$—	$—	$—	$166.7
Other operating revenues	—	537.3	367.7	715.0	13.9	7.8	(1,633.9)	7.8
Revenues from external customers	166.7	537.3	367.7	715.0	13.9	7.8	(1,633.9)	174.5
Interest investment and other income (expense), including recognized gains (losses), net	2.0	11.5	3.5	95.0	—	(195.5)	(110.0)	(193.5)
Total revenues, other income and recognized gains (losses), net	168.7	548.8	371.2	810.0	13.9	(187.7)	(1,743.9)	(19.0)
Depreciation and amortization	5.6	147.0	63.4	13.0	1.5	0.6	(224.9)	6.2
Interest expense	(1.1)	(41.9)	(26.0)	(29.0)	—	(1.5)	96.9	(2.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(2.5)	(0.7)	(1,214.2)	43.0	(5.9)	(220.6)	1,177.8	(223.1)
Income tax (benefit) expense	—	(0.1)	(43.4)	(9.0)	—	(66.5)	52.5	(66.5)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(2.5)	(0.6)	(1,170.8)	52.0	(5.9)	(154.1)	1,125.3	(156.6)
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	0.6	—	—	—	(6.9)	(101.6)	(108.0)
Net (loss) earnings	$(2.6)	$—	$(1,170.8)	$52.0	$(5.9)	$(161.0)	$1,023.7	$(264.6)
Assets	$359.0	$9,696.6	$6,501.3	$10,878.0	$176.2	$2,829.1	$(27,252.1)	$3,188.1
Goodwill	53.4	3,437.1	2,712.8	3,624.0	108.9	—	(9,882.8)	53.4
As of and for the six months ended June 30, 2023:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$293.7	$—	$—	$—	$—	$—	$—	$293.7
Other operating revenues	—	1,095.1	771.3	1,637.0	17.9	13.4	(3,521.3)	13.4
Revenues from external customers	293.7	1,095.1	771.3	1,637.0	17.9	13.4	(3,521.3)	307.1
Interest, investment and other income, including recognized gains (losses), net	(0.1)	4.6	(11.6)	(51.0)	1.8	15.5	56.2	15.4
Total revenues and other income	293.6	1,099.7	759.7	1,586.0	19.7	28.9	(3,465.1)	322.5
Depreciation and amortization	8.9	290.4	131.2	210.0	4.2	0.8	(635.8)	9.7
Interest expense	(2.6)	(111.4)	(75.1)	(66.0)	—	(5.8)	252.5	(8.4)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(11.1)	(82.4)	(33.5)	(151.0)	(16.4)	(24.2)	283.3	(35.3)
Income tax benefit	0.5	(29.3)	4.1	(5.0)	—	(19.7)	30.2	(19.2)
Loss before equity in (losses) earnings of unconsolidated affiliates	(11.6)	(53.1)	(37.6)	(146.0)	(16.4)	(4.5)	253.1	(16.1)
Equity in earnings (losses) of unconsolidated affiliates	—	1.5	—	—	—	(42.0)	(40.7)	(81.2)
Net (loss) earnings	$(11.6)	$(51.6)	$(37.6)	$(146.0)	$(16.4)	$(46.5)	$212.4	$(97.3)
Assets	$318.4	$9,267.2	$5,734.6	$10,772.0	$169.1	$2,677.2	$(25,942.9)	$2,995.6
Goodwill	53.4	3,422.4	2,009.1	3,681.0	109.0	—	(9,221.5)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$328.8	$—	$—	$—	$—	$—	$—	$328.8
Other operating revenues	—	1,073.3	739.3	1,440.0	27.9	13.1	(3,280.5)	13.1
Revenues from external customers	328.8	1,073.3	739.3	1,440.0	27.9	13.1	(3,280.5)	341.9
Interest investment and other income, including recognized gains (losses), net	1.4	2.5	67.6	114.0	—	(460.1)	(184.1)	(458.7)
Total revenues and other income	330.2	1,075.8	806.9	1,554.0	27.9	(447.0)	(3,464.6)	(116.8)
Depreciation and amortization	10.9	296.4	127.4	194.0	3.7	1.1	(621.5)	12.0
Interest expense	(2.2)	(89.1)	(47.5)	(58.0)	—	(2.8)	194.6	(5.0)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(7.8)	(40.5)	(1,142.7)	31.0	(12.9)	(558.5)	1,165.1	(566.3)
Income tax expense (benefit)	(0.7)	(9.4)	(62.4)	(8.0)	—	(127.7)	79.8	(128.4)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(7.1)	(31.1)	(1,080.3)	39.0	(12.9)	(430.8)	1,085.3	(437.9)
Equity in earnings (losses) of unconsolidated affiliates	—	1.3	—	—	—	23.2	(100.6)	(76.1)
Net (loss) earnings	$(7.1)	$(29.8)	$(1,080.3)	$39.0	$(12.9)	$(407.6)	$984.7	$(514.0)
Assets	$359.0	$9,696.6	$6,501.3	10,878.0	$176.2	$2,829.1	$(27,252.1)	$3,188.1
Goodwill	53.4	3,437.1	2,712.8	3,624.0	108.9	—	(9,882.8)	53.4
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
•Paysafe. This segment consists of our 5.5% ownership interest in Paysafe. Paysafe is a leading payments platform with an extensive track record of serving merchants and consumers in the global entertainment sectors. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions. Our chief operating decision maker reviews the full financial results of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag. Accordingly, our net earnings and the segment tables above, respectively, for the three and six months ended June 30, 2023 and 2022, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three and six months ended March 31, 2023 and 2022, respectively.
•Sightline. This segment consists of our 32.4% ownership interest in Sightline Payments. Sightline Payments is a leading digital payments provider and mobile application developer to the United States' sports betting and casino gaming market. Our chief operating decision maker reviews the full financial results of Sightline for purposes of assessing performance and allocating resources. Thus, we consider Sightline a reportable segment and have included the full results of Sightline subsequent to our initial acquisition of an ownership interest in the tables above. We account for Sightline using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Sightline's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Sightline on a three-month lag. Accordingly, our net earnings and the segment tables above, respectively, for the three and six months ended June 30, 2023 and 2022, include our equity in Sightline’s earnings and complete results of Sightline, respectively, for the three and six months ended March 31, 2023 and 2022, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended June 30,		Six months ended June 30,
		2023	2022	2023	2022
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$145.2	$166.5	$293.7	$328.2
Other	Restaurant Group	—	0.2	—	0.6
Total restaurant revenue		145.2	166.7	293.7	328.8
Other operating revenue:
Real estate and resort	Corporate and other	7.5	7.7	13.2	12.6
Other	Corporate and other	0.1	0.1	0.2	0.5
Total other operating revenue		7.6	7.8	13.4	13.1
Total operating revenues		$152.8	$174.5	$307.1	$341.9
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2023	December 31, 2022
	(In millions)
Trade receivables, net	$5.4	$7.1
Deferred revenue (contract liabilities)	14.2	18.6

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $3.1 million and $5.2 million was recognized in the three months ended June 30, 2023 and 2022, respectively, and $4.8 million and $7.6 million in the six months ended, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	June 30, 2023	December 31, 2022
	(In millions)
2020 Margin Facility	$—	$—
FNF Revolver	84.7	84.7
Other	18.6	12.7
Notes payable, total	$103.3	$97.4
Less: Notes payable, current	5.0	2.3
Notes payable, long term	$98.3	$95.1
At June 30, 2023, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $150.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on November 30, 2023. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian and D&B shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian and/or D&B shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
On June 16, 2023, the 2020 Margin Facility was amended to, among other things, lower the immediate capacity from $250 million to $150 million.
As of June 30, 2023, there was no outstanding balance under the 2020 Margin Facility, $150.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and the 2020 Margin Facility was secured by a first priority lien on 5 million shares of Ceridian and 35 million shares of D&B.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of June 30, 2023, there was a $84.7 million outstanding principal amount which incurred interest at 9.77% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at June 30, 2023 are as follows (in millions):

2023 (remaining)	$5.2
2024	1.1
2025	85.8
2026	8.9
2027	0.6
Thereafter	2.7
Total	$104.3
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of June 30, 2023 and December 31, 2022, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
On October 25, 2022, the parties, including the SLC acting on behalf of the Company, reached an agreement-in-principle to settle the action, subject to various terms and conditions, as well as court approval. On March 10, 2023, the parties formalized their settlement and entered into a Stipulation and Agreement of Compromise, Settlement and Release which has been filed with the court. The agreement includes, among other things, a payment of $6 million in cash to the Company, amendments to the Management Services Agreement between the Company and the Manager, and corporate governance changes. On June 8, 2023, the court entered an Order and Final Judgment approving the settlement in all respects and dismissing the lawsuit. The net settlement amount has been paid to the Company, and the parties are in the process of complying with the remaining terms of the settlement. The net settlement is recorded in Recognized gains (losses), net on our Condensed Consolidated Statement of Operations in the three months ended June 30, 2023.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2023 to determine the amount of the obligations. Purchase obligations as of June 30, 2023 are as follows (in millions):

2023 (remaining)	$43.6
2024	8.4
2025	6.3
2026	4.6
2027	—
Thereafter	—
Total purchase commitments	$62.9
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2023	2022
	(In millions)
Cash paid during the period:
Interest	$7.0	$4.0
Income taxes	3.3	64.3
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	—	435.0

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
Business Trends and Conditions
Dun & Bradstreet. D&B believes there are several key trends in the global macroeconomic environment generating additional growth in D&B's total addressable market and increasing the demand for its solutions, including growing recognition by business of the value of analytics and data-informed business decisioning, growth in data creation and applications driven by the proliferation of new technologies with new data sets and applications, advances in analytical capabilities that are unlocking the value of data, and heightened compliance requirements in the regulatory environment for business driven by the growth of new technologies.
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
As of June 30, 2023, the fair value of our ownership interest in Alight based on quoted market prices was $484.9 million and the book value of our recorded asset for Alight was $525.1 million. While the fair value of our investment in Alight is below our book value, there are no other indicators that our investment is other than temporarily impaired. Alight has consistently outperformed market expectations and our expectations for its results of operations from when we initially invested in Alight. Due to these factors, we consider the decline in value to be temporary as of June 30, 2023. Though we do not currently anticipate any material impact, because the fair value is currently below the book value of our investment in Alight, declines in fair value of the investment or deterioration in Alight's actual or forecasted results of operations could result in an impairment charge in future periods to record our asset at fair value.
Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenues:
Restaurant revenue	$145.2	$166.7	$293.7	$328.8
Other operating revenue	7.6	7.8	13.4	13.1
Total operating revenues	152.8	174.5	307.1	341.9
Operating expenses:
Cost of restaurant revenue	128.3	147.9	259.9	293.3
Personnel costs	11.3	16.0	26.9	37.1
Depreciation and amortization	4.6	6.2	9.7	12.0
Other operating expenses	28.2	31.4	52.9	102.1
Total operating expenses	172.4	201.5	349.4	444.5
Operating loss	(19.6)	(27.0)	(42.3)	(102.6)
Other income (expense):
Interest, investment and other income	2.7	0.1	5.5	0.1
Interest expense	(4.0)	(2.6)	(8.4)	(5.0)
Recognized (losses) gains, net	(42.2)	(193.6)	9.9	(458.8)
Total other (expense) income	(43.5)	(196.1)	7.0	(463.7)
Loss before income taxes and equity in losses of unconsolidated affiliates	(63.1)	(223.1)	(35.3)	(566.3)
Income tax benefit	(21.8)	(66.5)	(19.2)	(128.4)
Loss before equity in losses of unconsolidated affiliates	(41.3)	(156.6)	(16.1)	(437.9)
Equity in losses of unconsolidated affiliates	(49.1)	(108.0)	(81.2)	(76.1)
Net loss	(90.4)	(264.6)	(97.3)	(514.0)
Less: Net loss attributable to non-controlling interests	(3.2)	(1.3)	(6.0)	(3.1)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(87.2)	$(263.3)	$(91.3)	$(510.9)
For the Three Months Ended June 30, 2023 and 2022
Revenues
Total revenues decreased $21.7 million, or 12.4%, in the three months ended June 30, 2023 compared to the corresponding period in 2022.
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
Pre-Tax Loss
Loss before income taxes and equity in losses of unconsolidated affiliates decreased $160.0 million, or 71.7%, in the three months ended June 30, 2023 compared to the corresponding period in 2022.
The change in revenues, expenses and pre-tax loss from the three months ended June 30, 2023 and 2022 is discussed in further detail at the segment level below.
Income Taxes
Income tax benefit was $21.8 million and $66.5 million in the three-month periods ended June 30, 2023 and 2022, respectively. Our effective tax rate was 34.5% and 29.8% in the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended June 30, 2023 compared to the corresponding period in 2022 is primarily attributable to the impact of equity in losses of unconsolidated affiliates on income tax benefit.
Equity in Losses of Unconsolidated Affiliates
Equity in (losses) earnings of unconsolidated affiliates for the three months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Dun & Bradstreet	$(5.6)	(2.6)
Alight	(7.0)	2.5
Sightline	(5.0)	(4.2)
System1	(15.7)	(9.1)
BKFE	(15.6)	—
Paysafe	(0.2)	(96.7)
Other	—	2.1
Total	$(49.1)	$(108.0)
For the Six Months Ended June 30, 2023 and 2022
Revenues
Total revenues decreased $34.8 million, or 10.2%, in the six months ended June 30, 2023 compared to the corresponding period in 2022.
Pre-Tax Earnings (Loss)
Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates increased $531.0 million, or 93.8%, in the six months ended June 30, 2023 compared to the corresponding period in 2022.
The change in revenues, expenses and pre-tax loss from the three months ended June 30, 2023 and 2022 is discussed in further detail at the segment level below.
Income Taxes
Income tax benefit was $19.2 million and $128.4 million in the six-month periods ended June 30, 2023 and 2022, respectively. Our effective tax rate was 54.4% and 22.7% in the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the six months June 30, 2023 compared to the corresponding period in 2022 is primarily attributable to the impact of equity in losses of unconsolidated affiliates on income tax benefit.
Equity in Losses of Unconsolidated Affiliates
Equity in (losses) earnings of unconsolidated affiliates for the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Dun & Bradstreet	$(13.9)	$(10.1)
Alight	(14.1)	9.2
Sightline	(9.1)	(8.5)
System1	(22.6)	3.7
BKFE	(16.9)	—
Paysafe	(2.1)	(89.9)
Other	(2.5)	19.5
Total	$(81.2)	$(76.1)

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenue
Restaurant revenue	$145.2	$166.7	$293.7	$328.8
Total operating revenues	145.2	166.7	293.7	328.8
Operating expenses:
Cost of restaurant revenue	128.3	147.9	259.9	293.3
Personnel costs	6.0	6.1	12.7	12.3
Depreciation and amortization	4.3	5.6	8.9	10.9
Other operating expenses	11.7	10.5	20.6	19.3
Total operating expenses	150.3	170.1	302.1	335.8
Operating loss	(5.1)	(3.4)	(8.4)	(7.0)
Other income (expense):
Interest expense	(1.3)	(1.1)	(2.6)	(2.2)
Recognized (losses) gains, net	(0.2)	2.0	(0.1)	1.4
Total other (expense) income	(1.5)	0.9	(2.7)	(0.8)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(6.6)	$(2.5)	$(11.1)	$(7.8)
For the Three Months Ended June 30, 2023
Total revenues for the Restaurant Group segment decreased $21.5 million, or 12.9%, in the three months ended June 30, 2023, compared to the corresponding periods in 2022. The decrease was attributable to the inclusion of revenue of $6.6 million in the three months ended June 30, 2022 associated with stores that were closed prior to the second quarter of 2023 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 7.9% and 3.2%, respectively, in the three months ended June 30, 2023 compared to the comparable period in 2022. The decrease is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.4% and 88.7% in the three months ended June 30, 2023 and 2022, respectively.
Loss before income taxes increased by $4.1 million, or 164.0%, in the three months ended June 30, 2023 from the corresponding period in 2022. The change in loss was primarily attributable to the factors discussed above.
For the Six Months Ended June 30, 2023
Total revenues for the Restaurant Group segment decreased $35.1 million, or 10.7%, in the six months ended June 30, 2023, compared to the corresponding period in 2022. The decrease was primarily attributable to the inclusion of revenue of $14.9 million in the six months ended June 30, 2022 associated with stores that were closed prior to 2023 and a decline in same store sales.
Comparable Store Sales. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 6.1% and 1.7%, respectively, in the six months ended June 30, 2023 compared to the comparable period in 2022. The decrease in 2023 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.5% and 89.2% in the six months ended June 30, 2023 and 2022, respectively.
Loss before income taxes increased by $3.3 million, or 42.3%, in the six months ended June 30, 2023 from the corresponding period in 2022. The change in income was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of June 30, 2023, we own approximately 18.0% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Total revenues	$554.7	$537.3	$1,095.1	$1,073.3
Operating income	16.5	29.7	24.4	46.1
Net loss	(18.8)	—	(51.6)	(29.8)
Less: net earnings attributable to noncontrolling interest	0.6	1.8	1.5	3.3
Net loss attributable to Dun & Bradstreet	(19.4)	(1.8)	(53.1)	(33.1)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
As of June 30, 2023, we own approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.

Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2022	2021
	(In millions)
Total revenues	$806.0	$715.0	$1,637.0	$1,440.0
Gross profit	257.0	219.0	514.0	442.0
Net (loss) income	(72.0)	52.0	(146.0)	39.0
Net (loss) income attributable to noncontrolling interests	(6.0)	1.0	(12.0)	(1.0)
Net (loss) income attributable to Alight	(66.0)	51.0	(134.0)	40.0
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Paysafe
As of June 30, 2023, we own approximately 5.5% of the outstanding common stock of Paysafe. We account for our ownership of Paysafe under the equity method of accounting; therefore, its results do not consolidate into ours. We report our equity in the earnings or loss of Paysafe on a three-month lag. Accordingly, our net loss for the three and six months ended June 30, 2023 and 2022 includes our equity in Paysafe’s losses for the three and six months ended March 31, 2023 and 2022, respectively.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(In millions)
Total revenues	$387.8	$367.7	$771.3	$739.3
Operating income (loss)	35.0	(1,191.7)	53.2	(1,162.7)
Net loss	(3.8)	(1,170.8)	(37.6)	(1,080.3)
Less: net earnings attributable to noncontrolling interest	—	0.4	—	0.6
Net loss attributable to Paysafe	(3.8)	(1,171.2)	(37.6)	(1,080.9)
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Other operating revenue	$7.6	$7.8	$13.4	$13.1
Operating expenses:
Personnel costs	5.3	9.9	14.2	24.8
Depreciation and amortization	0.3	0.6	0.8	1.1
Other operating expenses	16.5	20.9	32.3	82.8
Total operating expenses	22.1	31.4	47.3	108.7
Operating loss	(14.5)	(23.6)	(33.9)	(95.6)
Other income (expense):
Interest, investment and other income	2.7	0.1	5.5	0.1
Interest expense	(2.7)	(1.5)	(5.8)	(2.8)
Recognized (losses) gains, net	(42.0)	(195.6)	10.0	(460.2)
Total other (expense) income	(42.0)	(197.0)	9.7	(462.9)
Loss before income taxes and equity in earnings of unconsolidated affiliates	$(56.5)	$(220.6)	$(24.2)	$(558.5)
For the Three Months Ended June 30, 2023
Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Three months ended June 30,
	2023	2022
Ceridian fair value adjustments	$(31.3)	$(152.0)
Equity and other security impairments and fair value adjustments	(9.0)	(43.5)
Other, net	(1.7)	(0.1)
Recognized losses, net	$(42.0)	$(195.6)
For the Six Months Ended June 30, 2023
Personnel costs decreased $10.6 million in the six months ended June 30, 2023 compared to the corresponding period in 2022. The change in personnel costs was primarily driven by a decrease in the amount of success bonuses paid related to our sales of shares of Ceridian.
Other operating expenses decreased $50.5 million in the six months ended June 30, 2023 compared to the prior year period. The decrease in the six month period was primarily driven by carried interest incurred with our Manager of $45.2 million in the three months ended June 30, 2022. No carried interest expense was incurred in the six months ended June 30, 2023. The carried interest for the period ended June 30, 2022 was primarily attributable to the Optimal Blue Disposition, of which $31.8 million was paid in D&B stock.

Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Six months ended June 30,
	2023	2022
Ceridian fair value adjustments	$27.9	$(476.5)
Paysafe impairment	—	(236.0)
Equity and other security impairments and fair value adjustments	(9.0)	(52.8)
Optimal Blue gain on sale	—	313.0
Other, net	(8.9)	(7.9)
Recognized gains (losses), net	$10.0	$(460.2)
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
As of June 30, 2023, we had cash and cash equivalents of $112.7 million, of which $100.1 million was cash held by the corporate holding company, $53.6 million of short-term investments held by the corporate holding company, and $150.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility.
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
Cash Flows for the Six Months Ended June 30, 2023
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2023 and 2022 totaled $34.6 million and $133.0 million, respectively. The decrease in cash used in operations of $98.4 million is primarily attributable to higher tax payments, carried interest expense incurred with our Manager and ISIP bonuses paid in the 2022 period.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the six months ended June 30, 2023 and 2022 were $(51.0) million and $201.7 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $252.7 million in the 2023 period from the 2022 period is primarily attributable to less sales of investments and new investments made in the 2023 period compared to the 2022 period.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2023 and 2022 were $49.4 million and $53.9 million, respectively. The decrease in cash used in (increase in cash provided by) financing activities of $4.5 million is primarily attributable to less treasury stock purchased in the six months ended June, 2023 compared to the same period in 2022 as well as the proceeds from draws on the FNF Revolver in the 2022 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2023 to determine the amount of these obligations.
Pursuant to the terms of the Management Services Agreement between Cannae LLC and our Manager, Cannae LLC is obligated to pay our Manager a quarterly management fee equal to 0.375% (1.5% annualized) of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2019 and are based on our cost of invested capital of $2,575.2 million as of June 30, 2023.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of June 30, 2023, our required annual payments relating to these contractual obligations were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Operating lease payments	$16.8	$28.6	$25.7	$23.8	$22.0	$114.5	$231.4
Unconditional purchase obligations	43.6	8.4	6.3	4.6	—	—	62.9
Notes payable	5.2	1.1	85.8	8.9	0.6	2.7	104.3
Management fees payable to Manager	19.1	31.8	—	—	—	—	50.9
Restaurant Group financing obligations	2.0	3.7	4.5	3.5	3.5	17.2	34.4
Total	$86.7	$73.6	$122.3	$40.8	$26.1	$134.4	$483.9
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
During the three and six months ended June 30, 2023, we repurchased 3,065,804 shares of common stock for approximately $60.4 million or $19.71 per share. Subsequent to June 30, 2023, we repurchased 54,880 shares of common stock for approximately $1.1 million, or $19.98 per share. Since the original commencement of the 2022 Repurchase Program through the date of this Quarterly Report we have repurchased 4,387,966 shares of common stock for approximately $88.4 million, or $20.13 per share. As of the date of this Quarterly Report, there are 5,612,134 shares of common stock available for repurchase under the 2022 Repurchase Program.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A.      Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022, are hereby incorporated by reference. In addition, we identified the following additional risk.
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
Cannae records its share of equity in earnings or loss of System1 on a three-month lag. As of the date of filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, System1 had not filed its annual report for the period ended December 31, 2022, and accordingly, our equity in losses of unconsolidated affiliates for the three months ended March 31, 2023 included our ratable share of System1's preliminary results of operations for the three months ended December 31, 2022. On June 6, 2023, System1 finalized and filed its annual report as well as restated quarterly reports for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Based on an assessment of the impact of System1's restated results of operations and financial condition for these periods, the restatements by System1 did not have a material impact to Cannae's previously reported financial information. As of the date of this Quarterly Report on Form 10-Q, System1 has filed its quarterly report for the period ended March 31, 2023. Accordingly, our net loss for the three and six months ended June 30, 2023 and 2022 include our equity in System1’s loss for the three and six months ended March 31, 2023 and 2022, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2023 - 4/30/2023	—	$—	—	8,732,818
5/1/2023 - 5/31/2023	1,148,905	$19.39	1,148,905	7,583,913
6/1/2023 - 6/30/2023	1,916,899	$19.91	1,916,899	5,667,014
Total	3,065,804	$19.71	3,065,804
(1)    On August 3, 2022, our Board of Directors approved the 2022 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through August 3, 2025.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Amendment Agreement dated as of June 16, 2023, to the Margin Loan Agreement, dated as of November 30, 2020, among Cannae Funding C, LLC, as Borrower 1, Cannae Funding D, LLC, as Borrower 2, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent.

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

Date:	August 9, 2023	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)