Form 10-Q
period 2023-09-30
Cannae Holdings, Inc.
filed 2023-11-07
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2023 there were 70,711,974 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2023
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$58.1	$247.7
Short-term investments	18.5	34.9
Other current assets	45.2	26.1
Income taxes receivable	4.5	1.9
Total current assets	126.3	310.6
Investments in unconsolidated affiliates	1,878.7	1,950.7
Equity securities, at fair value	271.4	384.9
Lease assets	122.8	156.0
Property and equipment, net	63.3	87.5
Goodwill	53.4	53.4
Deferred tax asset	84.5	22.7
Other intangible assets, net	21.6	23.5
Other long-term investments and non-current assets	146.4	136.2
Total assets	$2,768.4	$3,125.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$88.0	$79.0
Lease liabilities, current	15.8	22.8
Deferred revenue	11.5	18.6
Notes payable, current	3.1	2.3
Total current liabilities	118.4	122.7
Lease liabilities, long-term	144.9	151.0
Notes payable, long-term	99.5	95.1
Accounts payable and other accrued liabilities, long-term	40.0	41.8
Total liabilities	402.8	410.6
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of September 30, 2023 and December 31, 2022; issued of 92,841,242 and 92,583,280 shares as of September 30, 2023 and December 31, 2022, respectively and outstanding of 70,761,454 and 76,254,972 shares as of September 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of September 30, 2023 and December 31, 2022	—	—
Retained earnings	966.1	1,214.7
Additional paid-in capital	1,966.0	1,936.2
Less: Treasury stock, 22,079,788 and 16,328,308 shares as of September 30, 2023 and December 31, 2022, respectively, at cost	(526.8)	(414.0)
Accumulated other comprehensive loss	(16.4)	(18.1)
Total Cannae shareholders' equity	2,388.9	2,718.8
Noncontrolling interests	(23.3)	(3.9)
Total equity	2,365.6	2,714.9
Total liabilities and equity	$2,768.4	$3,125.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues:
Restaurant revenue	$131.2	$154.6	$424.9	$483.4
Other operating revenue	12.4	9.9	25.8	23.0
Total operating revenues	143.6	164.5	450.7	506.4
Operating expenses:
Cost of restaurant revenue	115.9	141.1	375.8	434.4
Personnel costs	16.2	12.4	43.1	49.5
Depreciation and amortization	5.9	5.7	15.6	17.7
Other operating expenses	57.5	26.6	110.4	128.7
Total operating expenses	195.5	185.8	544.9	630.3
Operating loss	(51.9)	(21.3)	(94.2)	(123.9)
Other income (expense):
Interest, investment and other income	3.4	—	8.9	0.1
Interest expense	(5.8)	(3.6)	(14.2)	(8.6)
Recognized (losses) gains, net	(130.8)	175.0	(120.9)	(283.8)
Total other (expense) income	(133.2)	171.4	(126.2)	(292.3)
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(185.1)	150.1	(220.4)	(416.2)
Income tax (benefit) expense	(40.5)	17.0	(59.7)	(111.4)
(Loss) earnings before equity in losses of unconsolidated affiliates	(144.6)	133.1	(160.7)	(304.8)
Equity in losses of unconsolidated affiliates	(26.0)	(77.9)	(107.2)	(154.0)
Net (loss) earnings	(170.6)	55.2	(267.9)	(458.8)
Less: Net loss attributable to noncontrolling interests	(13.3)	(0.1)	(19.3)	(3.2)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(157.3)	$55.3	$(248.6)	$(455.6)
Earnings per share
Basic
Net (loss) earnings per share	$(2.18)	$0.69	$(3.34)	$(5.49)
Diluted
Net (loss) earnings per share	$(2.18)	$0.69	$(3.34)	$(5.49)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	72.1	79.6	74.5	83.0
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	72.1	79.6	74.5	83.0
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net (loss) earnings	$(170.6)	$55.2	$(267.9)	$(458.8)
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) earnings of investments in unconsolidated affiliates (1)	(2.5)	(8.7)	1.7	(16.3)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	—	2.7	—	2.7
Other comprehensive loss	(2.5)	(6.0)	1.7	(13.6)
Comprehensive (loss) earnings	(173.1)	49.2	(266.2)	(472.4)
Less: Comprehensive loss attributable to noncontrolling interests	(13.3)	(0.1)	(19.3)	(3.2)
Comprehensive (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(159.8)	$49.3	$(246.9)	$(469.2)
_________________________________

(1)Net of income tax (benefit) expense of $(0.7) million and $(2.3) million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $(4.3) million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Net of income tax expense of $0.7 million for the three and nine months ended September 30, 2022, respectively.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2022	92.5	$—	$1,913.5	$1,131.9	$(14.8)	12.4	$(327.2)	$2.7	$2,706.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(8.7)	—	—	—	(8.7)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	2.7	—	—	—	2.7
Treasury stock repurchases	—	—	—	—	—	1.6	(36.1)	—	(36.1)
Stock-based compensation, consolidated subsidiaries	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation, unconsolidated affiliates	—	—	10.5	—	—	—	—	—	10.5
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Net earnings (loss)	—	—	—	55.3	—	—	—	(0.1)	55.2
Balance, September 30, 2022	92.5	$—	$1,924.4	$1,187.2	$(20.8)	14.0	$(363.3)	$(2.0)	$2,725.5

Balance, June 30, 2023	92.8	$—	$1,957.0	$1,123.4	$(13.9)	19.4	$(474.5)	$(10.0)	$2,582.0
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.5)	—	—	—	(2.5)
Treasury stock repurchases	—	—	—	—	—	2.7	(52.3)	—	(52.3)
Stock-based compensation, consolidated subsidiaries	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation, unconsolidated affiliates	—	—	8.0	—	—	—	—	—	8.0
Net loss	—	—	—	(157.3)	—	—	—	(13.3)	(170.6)
Balance, September 30, 2023	92.8	$—	$1,966.0	$966.1	$(16.4)	22.1	$(526.8)	$(23.3)	$2,365.6

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(16.3)	—	—	—	(16.3)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	2.7			—	2.7
Treasury stock repurchases	—	—	—	—	—	8.4	(174.7)	—	(174.7)
Stock-based compensation, consolidated subsidiaries	—	—	1.1	—	—	—	—	—	1.1
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, unconsolidated affiliates	—	—	35.0	—	—	—	—	—	35.0
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Net loss	—	—	—	(455.6)	—	—	—	(3.2)	(458.8)
Balance, September 30, 2022	92.5	$—	$1,924.4	$1,187.2	$(20.8)	14.0	$(363.3)	$(2.0)	$2,725.5

Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	1.7	—	—	—	1.7
Treasury stock repurchases	—	—	—	—	—	5.8	(112.7)	—	(112.7)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation, consolidated subsidiaries	—	—	2.5	—	—	—	—	—	2.5
Stock-based compensation, unconsolidated affiliates	—	—	27.3	—	—	—	—	—	27.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(248.6)	—	—	—	(19.3)	(267.9)
Balance, September 30, 2023	92.8	$—	$1,966.0	$966.1	$(16.4)	22.1	$(526.8)	$(23.3)	$2,365.6

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(267.9)	$(458.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.6	17.7
Equity in losses of unconsolidated affiliates	107.2	154.0
Distributions from investments in unconsolidated affiliates	0.2	14.7
Recognized losses and asset impairments, net	154.1	286.0
Lease asset amortization	14.3	15.3
Stock-based compensation expense	2.5	1.0
Non-cash carried interest expense	—	31.8
Changes in assets and liabilities:
Other assets	9.0	8.0
Lease liabilities	(18.2)	(12.4)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(6.5)	(42.5)
Income taxes	(64.8)	(201.6)
Net cash used in operating activities	(54.5)	(186.8)
Cash flows from investing activities:
Proceeds from sales of Ceridian shares	124.6	285.7
Proceeds from partial sale of AmeriLife	—	152.5
Proceeds from partial sale of D&B shares	—	127.2
Proceeds from sale of CorroHealth	—	78.7
Additions to property and equipment and other intangible assets	(7.0)	(10.2)
Collections of notes receivable	—	0.9
Proceeds from sales of property and equipment	—	1.4
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	—	173.4
Investment in System1	—	(246.5)
Additional investments in unconsolidated affiliates	(162.0)	—
Purchases of other long term investments	(17.5)	(4.8)
Distributions from investments in unconsolidated affiliates	11.9	4.0
Purchases of short-term investment securities	(140.6)	—
Proceeds from sale and maturity of short-term investment securities	157.0	—
Net cash (used in) provided by investing activities	(33.6)	562.3
Cash flows from financing activities:
Borrowings	62.3	308.4
Debt service payments	(57.5)	(214.3)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.1)	(4.6)
Payment for vested shares withheld for taxes and in treasury	(0.1)	—
Treasury stock repurchases	(106.1)	(179.7)
Net cash used in financing activities	(101.5)	(90.2)
Net (decrease) increase in cash and cash equivalents	(189.6)	285.3
Cash and cash equivalents at beginning of period	247.7	85.8
Cash and cash equivalents at end of period	$58.1	$371.1
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of September 30, 2023 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Ceridian HCM Holding, Inc. ("Ceridian"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled portfolio companies and minority equity ownership interests.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements (See Note B - Investments and Note C - Fair Value Measurements). Actual results may differ from estimates.
Recent Developments
Ceridian
In February 2023, we completed the sale of 1.0 million shares of common stock of Ceridian. In connection with the sale, we received proceeds of $78.0 million.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In September 2023, we completed the sale of 1.0 million shares of common stock of Ceridian. In connection with the sale, we received proceeds of $66.7 million.
We owned 4.0 million shares of Ceridian common stock as of September 30, 2023, which represented approximately 2.6% of its outstanding stock as of September 30, 2023.
Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Ceridian and other equity securities.
Dun & Bradstreet
On February 9, 2023, April 26, 2023 and July 26, 2023, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of DNB common stock. In the nine months ended September 30, 2023, we received $11.9 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of September 30, 2023, we owned 79.0 million shares of D&B, which represented approximately 18.0% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Black Knight Football and Entertainment
In the nine months ended September 30, 2023, we invested $109.8 million in BKFE. BKFE used the proceeds from investments from Cannae and others to further invest in its infrastructure and playing squad. As of September 30, 2023, we hold a 48.2% ownership interest in BKFE.
Other Developments
On August 3, 2022, our Board authorized a three-year stock repurchase program, (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time.
On October 29, 2023, our Board authorized a new stock repurchase program, (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program.
During the three months ended September 30, 2023, we repurchased 2,679,052 shares of Cannae common stock for approximately $51.1 million in the aggregate, or an average of $19.06 per share, pursuant to the 2022 Repurchase Program. During the nine months ended September 30, 2023, we repurchased 5,744,856 shares of Cannae common stock for approximately $111.5 million in the aggregate, or an average of $19.41 per share, pursuant to the 2022 Repurchase Program. We accrued $1.1 million for the associated excise tax on the transactions which is included in the book value of the treasury stock repurchased. Subsequent to September 30, 2023, we repurchased 52,567 shares of Cannae Common Stock for approximately $1.0 million.
On May 22, 2023, we invested $52.1 million for an 89% ownership interest in High Sierra Distillery, LP ("Minden Mill"). Minden Mill, through its wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with our chairman, William P. Foley II, are the general partner of Minden Mill and manage all aspects of its operation. The investment in Minden Mill is accounted for as an investment in an unconsolidated affiliate. See Note B - Investments for further discussion of our investments in unconsolidated affiliates.
On September 30, 2023, the Company, Cannae LLC and Trasimene entered into a Second Amended and Restated Management Services Agreement (the "Amended MSA") which amends and restates the Management Services Agreement dated as of August 27, 2019, as amended on January 27, 2021 and further amended on August 4, 2021 (the "Original MSA"). The Amended MSA amends and restates the Original MSA primarily to (i) reduce the management fee from 1.5% to 1.25% for amounts greater than $2.5 billion of cost of invested capital, (ii) reduce the base fee for terminating the agreement from the average annual management fee for the preceding 24-month period as of a termination date (approximately $40 million for the period ended September 30, 2023) to $20 million, except in the event the termination results from a third-party change of control in which case the base fee is $40 million, and (iii) require all transactions with affiliates of the Manager be reviewed by a new Related Person Transaction Committee of the Company's Board of Directors. The Amended MSA has an initial term of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

five years. The Amended MSA will be automatically renewed for one-year terms thereafter unless terminated by either the Company or the Manager in accordance with the terms of the Amended MSA.
Related Party Transactions
During the three and nine months ended September 30, 2023, we incurred management fee expenses payable to our Manager of $9.7 million and $28.7 million, respectively, and during the three and nine months ended September 30, 2022, we incurred $9.7 million and $30.9 million, respectively. During the three and nine months ended September 30, 2022, we incurred $1.9 million and $49.3 million, respectively, of carried interest expense related to the disposition of certain of the Company's assets and ownership interests. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2023 there were 0.1 million and zero antidilutive shares of restricted stock outstanding, respectively, that were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2022, there were zero and 0.1 million antidilutive shares of restricted stock outstanding, respectively, that were excluded from the calculation of diluted earnings per share.
Income Taxes
Our effective tax rate was 21.9% and 11.3% in the three months ended September 30, 2023 and 2022, respectively, and 27.1% and 26.8% in the nine months ended September 30, 2023 and 2022, respectively. The change in the effective tax rate in the three and nine-month periods ended September 30, 2023 compared to the corresponding prior year periods was primarily attributable to the varying impact of equity in losses of unconsolidated affiliates on income tax (benefit) expense.
We have a Deferred tax asset of $84.5 million and $22.7 million as of September 30, 2023 and December 31, 2022, respectively. The $61.8 million change in deferred taxes in the nine months ended September 30, 2023 is primarily attributable to equity in losses of unconsolidated affiliates and impairments of investments in unconsolidated affiliates, partially offset by sales of Ceridian shares and mark-to-market gains recorded on Ceridian.
Leases and Property and Equipment
In the three and nine months ended September 30, 2023 we recorded $21.9 million and $23.2 million, respectively, of impairment to Lease assets, and $6.9 million and $7.8 million, respectively, of impairment to Property and equipment. In the three and nine months ended September 30, 2022 we recorded $0.5 million and $1.3 million, respectively, of impairment to Lease assets, and $0.4 million and $1.1 million, respectively, of impairment to Property and equipment. The impairments relate primarily to our Restaurant Group for O'Charley's stores that have closed or are expected to close in the fourth quarter of 2023. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2023 and December 31, 2022 consisted of the following:

	Ownership at September 30, 2023	September 30, 2023	December 31, 2022
		(in millions)
Dun & Bradstreet	18.0%	$828.7	$857.1
Alight	9.8%	523.7	532.2
Sightline	32.2%	162.3	247.0
System1	23.5%	32.7	127.4
BKFE	48.2%	148.4	52.2
Paysafe	5.5%	33.7	33.7
Other	various	149.2	101.1
Total		$1,878.7	$1,950.7
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of September 30, 2023 consisted of the following:

September 30, 2023
(in millions)
Dun & Bradstreet	$789.7
Alight	372.1
System1	32.7
Paysafe	40.5

Equity in (losses) earnings of unconsolidated affiliates for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Dun & Bradstreet (1)	$(1.4)	$(0.7)	$(15.3)	$(10.8)
Alight	(4.5)	(4.4)	(18.6)	4.8
Sightline (2)	(4.9)	(6.6)	(14.0)	(15.1)
System1	(10.5)	(8.9)	(33.1)	(5.2)
BKFE	(3.7)	—	(20.6)	—
Paysafe	(0.1)	(54.3)	(2.2)	(144.2)
Other	(0.9)	(3.0)	(3.4)	16.5
Total	$(26.0)	$(77.9)	$(107.2)	$(154.0)
_____________________________________
(1) Equity in losses for D&B includes $2.1 million of loss for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $5.4 million of loss for the nine months ended September 30, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $1.9 million of loss in the three months ended September 30, 2023 and 2022, respectively, and $5.8 million of loss for the nine months ended September 30, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its investment and ratable portion of the underlying equity in net assets of Sightline.

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

	September 30, 2023	December 31, 2022
	(In millions)
Total current assets	$685.6	$703.9
Goodwill and other intangible assets, net	7,412.3	7,751.4
Other assets	1,037.3	1,016.6
Total assets	$9,135.2	$9,471.9

Current liabilities	$937.1	$1,102.6
Long-term debt	3,605.9	3,552.2
Other non-current liabilities	1,168.5	1,308.7
Total liabilities	5,711.5	5,963.5
Total equity	3,423.7	3,508.4
Total liabilities and equity	$9,135.2	$9,471.9

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Total revenues	$588.5	$556.3	$1,683.6	$1,629.6
Operating income	52.1	45.5	76.5	91.6
(Loss) earnings before income taxes	(6.5)	5.7	(88.9)	(34.8)
Net earnings (loss)	5.3	10.4	(46.3)	(19.4)
Less: net earnings attributable to noncontrolling interest	0.9	2.4	2.4	5.7
Net earnings (loss) attributable to Dun & Bradstreet	4.4	8.0	(48.7)	(25.1)
System1
As of September 30, 2023, the book value of our investment in System1 accounted for under the equity method of accounting prior to any impairment was $96.5 million. Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $32.7 million as of September 30, 2023. Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of System1, and the uncertainty of the impact of the economic environment on System1's business, management determined the decrease in value of our investment in System1 was other-than-temporary as of September 30, 2023. Accordingly, we recorded an impairment of $63.9 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended September 30, 2023.
As of September 30, 2023, there was a $(60.4) million difference between the amount of our recorded ownership interest in System1 and the amount of the Company's ratable portion of the underlying equity in the net assets of System1. The basis difference was reduced upon the impairment of our investment in System1 as of September 30, 2023 described above. The Company is currently evaluating the accounting treatment of the new basis difference to System1's identifiable net assets.
Sightline
As of September 30, 2023, the book value of our investment in Sightline accounted for under the equity method of accounting prior to any impairment was $232.5 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach, the aggregate fair market value of our ownership of Sightline equity was approximately $162.3 million as of September 30, 2023. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline and the discount rate used in the discounted cash flow analysis. The primary significant unobservable input used was the 29% discount rate used in the discounted cash flow analysis.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the impact of the economic environment on Sightline's business, management determined the decrease in value of our investment in Sightline was other-than-temporary as of September 30, 2023. Accordingly, we recorded an impairment of $70.2 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended September 30, 2023.
As of September 30, 2023, there was a $114.7 million difference between the amount of our recorded ownership interest in Sightline and the amount of the Company's ratable portion of the underlying equity in the net assets of Sightline. The basis difference was reduced upon the impairment of our investment in Sightline as of September 30, 2023 described above. The Company is currently evaluating the accounting treatment of the new basis difference to Sightline's identifiable net assets.
Equity Securities
Gains (losses) on equity securities included in Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net gains (losses) recognized during the period on equity securities	$3.2	$52.8	$20.6	$(423.7)
Less: net (losses) gains recognized during the period on equity securities sold, transferred or disposed during the period	(0.3)	—	5.9	(132.2)
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$3.5	$52.8	$14.7	$(291.5)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of September 30, 2023 and December 31, 2022, we have $121.9 million and $114.8 million, respectively, recorded for such investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2023, we recorded an impairment of $9.0 million to certain of our equity ownership interests without readily determinable fair values. The amount of the impairment was determined based on the valuation of the investee implied by a contemplated sale to a third-party. During the nine months ended September 30, 2022, we recorded an impairment of $32.8 million to certain of our equity ownership interests without readily determinable fair values. The amount of the impairment charge was determined based on the valuation of investee implied by a third-party investment.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$58.1	$—	$—	$58.1
Short-term investments	18.5	—	—	18.5
Ceridian	271.4	—	—	271.4
Total assets	$348.0	$—	$—	$348.0

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$247.7	$—	$—	247.7
Short-term investments	34.9	—	—	34.9
Ceridian	384.9	—	—	384.9
Total assets	$667.5	$—	$—	$667.5
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of or for the nine months ended September 30, 2023 and December 31, 2022.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended September 30, 2023 and December 31, 2022, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of September 30, 2023 and December 31, 2022, of which we are not the primary beneficiary:

	September 30, 2023		December 31, 2022
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$284.3	$284.3	$138.3	$138.3
Investments in Unconsolidated Affiliates
As of September 30, 2023 and December 31, 2022, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFE, CSI and Minden Mill. Cannae does not have the power to direct the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFE related to investment commitments associated with its acquisitions of interests in football clubs. These BKFE obligations total an estimated amount of approximately $63.6 million in the aggregate as of the date of this Quarterly Report and are potentially payable at various increments over the next approximately five years. The underlying obligation of BKFE to fund these amounts is contingent on the exercise of certain investment options by BKFE or other parties. Cannae is required to fund such payments solely to the extent BKFE is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
The assets are included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.
Note E — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2023:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$131.2	$—	$—	$—	$—	$—	$—	$131.2
Other operating revenues	—	588.5	402.3	813.0	7.4	12.4	(1,811.2)	12.4
Revenues from external customers	131.2	588.5	402.3	813.0	7.4	12.4	(1,811.2)	143.6
Interest, investment and other income, including recognized gains (losses), net	0.5	1.7	7.4	23.0	0.1	(127.9)	(32.2)	(127.4)
Total revenues, other income and realized gains (losses), net	131.7	590.2	409.7	836.0	7.5	(115.5)	(1,843.4)	16.2
Depreciation and amortization	5.3	146.7	66.4	105.0	1.9	0.6	(320.0)	5.9
Interest expense	(2.2)	(57.0)	(36.8)	(34.0)	—	(3.6)	127.8	(5.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(38.3)	(6.5)	4.8	(15.0)	(9.1)	(146.8)	25.8	(185.1)
Income tax (benefit) expense	(0.1)	(11.2)	6.6	31.0	—	(40.4)	(26.4)	(40.5)
(Loss) earnings, before equity in (losses) earnings of unconsolidated affiliates	(38.2)	4.7	(1.8)	(46.0)	(9.1)	(106.4)	52.2	(144.6)
Equity in earnings (losses) of unconsolidated affiliates	—	0.6	—	—	—	(15.1)	(11.5)	(26.0)
Net (loss) earnings	$(38.2)	$5.3	$(1.8)	$(46.0)	$(9.1)	$(121.5)	$40.7	$(170.6)
Assets	$280.4	$9,135.2	$5,411.5	$10,749.0	$162.1	$2,488.0	$(25,457.8)	$2,768.4
Goodwill	53.4	3,413.9	2,016.8	3,682.0	109.0	—	(9,221.7)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$154.6	$—	$—	$—	$—	$—	$—	$154.6
Other operating revenues	—	556.3	378.9	750.0	11.7	9.9	(1,696.9)	9.9
Revenues from external customers	154.6	556.3	378.9	750.0	11.7	9.9	(1,696.9)	164.5
Interest investment and other income (expense), including recognized gains (losses), net	(0.2)	9.3	56.2	16.0	—	175.2	(81.5)	175.0
Total revenues, other income and recognized gains (losses), net	154.4	565.6	435.1	766.0	11.7	185.1	(1,778.4)	339.5
Depreciation and amortization	5.1	145.1	69.6	99.0	1.5	0.6	(315.2)	5.7
Interest expense	(1.1)	(49.1)	(28.4)	(31.0)	—	(2.5)	108.5	(3.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(7.7)	5.7	(675.3)	(65.0)	(14.1)	157.8	748.7	150.1
Income tax (benefit) expense	—	(4.2)	(16.6)	(20.0)	—	17.0	40.8	17.0
(Loss) earnings before equity in earnings of unconsolidated affiliates	(7.7)	9.9	(658.7)	(45.0)	(14.1)	140.8	707.9	133.1
Equity in earnings (losses) of unconsolidated affiliates	—	0.5	—	—	—	(11.9)	(66.5)	(77.9)
Net (loss) earnings	$(7.7)	$10.4	$(658.7)	$(45.0)	$(14.1)	$128.9	$641.4	$55.2
Assets	$347.5	$9,429.7	$6,479.4	$10,903.0	$160.4	$2,833.6	$(26,972.5)	$3,181.1
Goodwill	53.4	3,400.8	1,993.5	3,624.0	108.9	—	(9,127.2)	53.4
As of and for the nine months ended September 30, 2023:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$424.9	$—	$—	$—	$—	$—	$—	$424.9
Other operating revenues	—	1,683.6	1,173.6	2,450.0	25.3	25.8	(5,332.5)	25.8
Revenues from external customers	424.9	1,683.6	1,173.6	2,450.0	25.3	25.8	(5,332.5)	450.7
Interest, investment and other income, including recognized gains (losses), net	0.4	4.2	(4.2)	(28.0)	1.9	(112.4)	26.1	(112.0)
Total revenues and other income	425.3	1,687.8	1,169.4	2,422.0	27.2	(86.6)	(5,306.4)	338.7
Depreciation and amortization	14.2	437.1	197.6	315.0	6.1	1.4	(955.8)	15.6
Interest expense	(4.8)	(168.4)	(111.9)	(100.0)	—	(9.4)	380.3	(14.2)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(49.4)	(88.9)	(28.7)	(166.0)	(25.5)	(171.0)	309.1	(220.4)
Income tax benefit	0.4	(40.5)	10.7	26.0	—	(60.1)	3.8	(59.7)
Loss before equity in (losses) earnings of unconsolidated affiliates	(49.8)	(48.4)	(39.4)	(192.0)	(25.5)	(110.9)	305.3	(160.7)
Equity in earnings (losses) of unconsolidated affiliates	—	2.1	—	—	—	(57.1)	(52.2)	(107.2)
Net (loss) earnings	$(49.8)	$(46.3)	$(39.4)	$(192.0)	$(25.5)	$(168.0)	$253.1	$(267.9)
Assets	$280.4	$9,135.2	$5,411.5	$10,749.0	$162.1	$2,488.0	$(25,457.8)	$2,768.4
Goodwill	53.4	3,413.9	2,016.8	3,682.0	109.0	—	(9,221.7)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2022:

	Restaurant Group	Dun & Bradstreet	Paysafe	Alight	Sightline	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$483.4	$—	$—	$—	$—	$—	$—	$483.4
Other operating revenues	—	1,629.6	1,118.2	2,190.0	39.6	23.0	(4,977.4)	23.0
Revenues from external customers	483.4	1,629.6	1,118.2	2,190.0	39.6	23.0	(4,977.4)	506.4
Interest investment and other income, including recognized gains (losses), net	1.2	11.8	123.8	130.0	—	(284.9)	(265.6)	(283.7)
Total revenues and other income	484.6	1,641.4	1,242.0	2,320.0	39.6	(261.9)	(5,243.0)	222.7
Depreciation and amortization	16.0	441.5	197.0	293.0	5.2	1.7	(936.7)	17.7
Interest expense	(3.3)	(138.2)	(75.9)	(89.0)	—	(5.3)	303.1	(8.6)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(15.5)	(34.8)	(1,818.0)	(34.0)	(27.0)	(400.7)	1,913.8	(416.2)
Income tax expense (benefit)	(0.7)	(13.6)	(79.0)	(28.0)	—	(110.7)	120.6	(111.4)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(14.8)	(21.2)	(1,739.0)	(6.0)	(27.0)	(290.0)	1,793.2	(304.8)
Equity in earnings (losses) of unconsolidated affiliates	—	1.8	—	—	—	11.3	(167.1)	(154.0)
Net (loss) earnings	$(14.8)	$(19.4)	$(1,739.0)	$(6.0)	$(27.0)	$(278.7)	$1,626.1	$(458.8)
Assets	$347.5	$9,429.7	$6,479.4	10,903.0	$160.4	$2,833.6	$(26,972.5)	$3,181.1
Goodwill	53.4	3,400.8	1,993.5	3,624.0	108.9	—	(9,127.2)	53.4
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
•Alight. This segment consists of our 9.8% ownership interest in Alight. Alight is a leading cloud-based human capital technology and services provider that powers confident health, wealth and wellbeing decisions for millions of people and their dependents. Its Alight Worklife® platform combines data and analytics with a simple, seamless user experience. Supported by its global delivery capabilities, Alight Worklife is transforming the employee experience for people around the world through personalized, data-driven health, wealth, pay and wellbeing insights. Our chief operating decision maker reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above.
•Paysafe. This segment consists of our 5.5% ownership interest in Paysafe. Paysafe is a leading payments platform with an extensive track record of serving merchants and consumers in the global entertainment sectors. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions. Our chief operating decision maker reviews the financial results

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

of Paysafe for purposes of assessing performance and allocating resources. Thus, we consider Paysafe a reportable segment and have included the full results of Paysafe subsequent to our initial acquisition of an ownership interest in the tables above. We account for Paysafe using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Paysafe's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Paysafe on a three-month lag. Accordingly, our net earnings and the segment tables above, respectively, for the three and nine months ended September 30, 2023 and 2022, include our equity in Paysafe’s earnings and complete results of Paysafe, respectively, for the three and nine months ended June 30, 2023 and 2022, respectively.
•Sightline. This segment consists of our 32.2% ownership interest in Sightline Payments. Sightline Payments is a digital payments provider and mobile application developer to the United States' sports betting and casino gaming market. Our chief operating decision maker reviews the financial results of Sightline for purposes of assessing performance and allocating resources. Thus, we consider Sightline a reportable segment and have included the full results of Sightline subsequent to our initial acquisition of an ownership interest in the tables above. We account for Sightline using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Sightline's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of Sightline on a three-month lag. Accordingly, our net earnings and the segment tables above, respectively, for the three and nine months ended September 30, 2023 and 2022, include our equity in Sightline’s earnings and complete results of Sightline, respectively, for the three and nine months ended June 30, 2023 and 2022, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$131.2	$154.4	$424.9	$482.9
Other	Restaurant Group	—	0.2	—	0.5
Total restaurant revenue		131.2	154.6	424.9	483.4
Other operating revenue:
Real estate and resort	Corporate and other	12.2	9.7	25.4	22.3
Other	Corporate and other	0.2	0.2	0.4	0.7
Total other operating revenue		12.4	9.9	25.8	23.0
Total operating revenues		$143.6	$164.5	$450.7	$506.4
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	September 30, 2023	December 31, 2022
	(In millions)
Trade receivables, net	$4.3	$7.1
Deferred revenue (contract liabilities)	11.5	18.6
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $2.7 million and $3.3 million was recognized in the three months ended September 30, 2023 and 2022, respectively, and $7.5 million and $10.9 million in the nine months ended, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	September 30, 2023	December 31, 2022
	(In millions)
2020 Margin Facility	$—	$—
FNF Revolver	84.7	84.7
Other	17.9	12.7
Notes payable, total	$102.6	$97.4
Less: Notes payable, current	3.1	2.3
Notes payable, long term	$99.5	$95.1
At September 30, 2023, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC ("Borrower 1"), an indirect wholly-owned special purpose subsidiary of the Company, and Cannae Funding D, LLC ("Borrower 2" and, together with Borrower 1, the "Borrowers"), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (the "2020 Margin Facility") with the lenders from time to time party thereto and Royal Bank of Canada. On June 16, 2023, the 2020 Margin Facility was amended to, among other things, lower the immediate capacity from $250 million to $150 million. On August 17, 2023, the 2020 Margin Facility was amended to, among other things, (i) extend the maturity of the agreement to August 17, 2026, (ii) add 40 million shares of common stock of Alight to the pool of collateral, and (iii) change the spread from 358 to 375 basis points.
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $150.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on August 17, 2026. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Ceridian, D&B and Alight shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Ceridian, D&B and/or Alight shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
During the quarter ended September 30, 2023 we borrowed and repaid $50 million under the 2020 Margin Facility.
As of September 30, 2023, there was no outstanding balance under the 2020 Margin Facility, $150.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and 4 million shares of Ceridian, 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for borrowings.
FNF Revolver
On November 17, 2017, Fidelity National Financial, Inc. ("FNF") issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
As of September 30, 2023, there was a $84.7 million outstanding principal amount which incurred interest at 9.95% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at September 30, 2023 are as follows (in millions):

2023 (remaining)	$3.1
2024	1.4
2025	86.0
2026	9.0
2027	0.7
Thereafter	2.6
Total	$102.8
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of September 30, 2023 and December 31, 2022, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
On October 25, 2022, the parties, including the SLC acting on behalf of the Company, reached an agreement-in-principle to settle the action, subject to various terms and conditions, as well as court approval. On March 10, 2023, the parties formalized their settlement and entered into a Stipulation and Agreement of Compromise, Settlement and Release which has been filed with the court. The agreement includes, among other things, a payment of $6 million in cash to the Company, amendments to the Management Services Agreement between the Company and the Manager, and corporate governance changes. On June 8, 2023, the court entered an Order and Final Judgment approving the settlement in all respects and dismissing the lawsuit. The net settlement amount has been paid to the Company, the Management Services Agreement was amended on September 30, 2023, and the parties have complied with the remaining terms of the settlement. The net settlement is recorded in Recognized gains (losses), net on our Condensed Consolidated Statement of Operations in the nine months ended September 30, 2023. See further discussion of the Amended MSA in Note A - Basis of Financial Statements
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2023 to determine the amount of the obligations. Purchase obligations as of September 30, 2023 are as follows (in millions):

2023 (remaining)	$26.5
2024	12.5
2025	9.9
2026	5.3
2027	1.7
Thereafter	0.8
Total purchase commitments	$56.7
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Nine months ended September 30,
	2023	2022
	(In millions)
Cash paid during the period:
Interest	$11.2	$6.8
Income taxes	4.4	89.8
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	—	435.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in macroeconomic conditions resulting from the outbreak of a pandemic or escalation of the current conflicts in Ukraine and the Middle East; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") and other filings with the SEC.
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
We are currently operating in a period of high inflation relative to long term inflation expectations in the United States. This inflationary environment is primarily impacting the commodity and labor costs of our Restaurant Group. We have adjusted menu pricing to at least partially account for these cost increases but will continue to balance menu pricing considering the impact of inflationary pressures on costs and the value proposition offered to customers.
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
The Restaurant Group has undertaken a project to renegotiate or terminate leases and close O'Charley's stores with unfavorable store-level cash flow profiles. Through this process they have closed (or expect to close prior to year-end) certain O'Charley's stores. We expect the process to generally reduce the future revenue and improve the future operating profitability of our Restaurant Group, however we cannot be certain of the precise impact as of the date of this Quarterly Report. As of September 30, 2023, there are $29.6 million of liabilities recognized on our Condensed Consolidated Balance Sheet related to stores expected to be closed in the fourth quarter of 2023 and for which the associated lease assets and property and equipment have been fully impaired in the periods ended September 30, 2023. Such lease liabilities will be derecognized, net of any termination fees and disposal costs, when O'Charley's is legally released from the remaining liability.
See further discussion of the historical results of operations of our Restaurant Group and of stores closed as of September 30, 2023 and the impact of impairments to lease assets and property equipment in the year ended September 30, 2023 in Results of Operations - Restaurant Group below.
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
As of September 30, 2023, the fair value of our ownership interest in Alight based on quoted market prices was $372.1 million and the book value of our recorded asset for Alight was $523.7 million. While the fair value of our investment in Alight is below our book value, there are no other indicators that our investment is other than temporarily impaired. Alight has consistently outperformed market expectations and our expectations for its results of operations from when we initially invested in Alight. Due to these factors, we consider the decline in value to be temporary as of September 30, 2023. Though we do not currently believe our investment in Alight is other than temporarily impaired, because the fair value is currently below the book value of our investment in Alight, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the US macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
As of September 30, 2023, the book value of our investment in System1 accounted for under the equity method of accounting prior to any impairment was $96.5 million. Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $32.7 million as of September 30, 2023. Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of System1, and the uncertainty of the impact of the economic environment on System1's business, management determined the decrease in value of our investment in System1 was other-than-temporary as of September 30, 2023. Accordingly, we recorded an impairment of $63.9 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended September 30, 2023.
As of September 30, 2023, the book value of our investment in Sightline accounted for under the equity method of accounting prior to any impairment was $232.5 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach, the aggregate fair market value of our ownership of Sightline equity was approximately $162.3 million as of September 30, 2023. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline and the discount rate used in the discounted cash flow analysis. The primary significant unobservable input used was the 29% discount rate used in the discounted cash flow analysis.
Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the impact of the economic environment on Sightline's business, management determined the decrease in value of our investment in Sightline was other-than-temporary as of September 30, 2023. Accordingly, we recorded an impairment of $70.2 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended September 30, 2023.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenues:
Restaurant revenue	$131.2	$154.6	$424.9	$483.4
Other operating revenue	12.4	9.9	25.8	23.0
Total operating revenues	143.6	164.5	450.7	506.4
Operating expenses:
Cost of restaurant revenue	115.9	141.1	375.8	434.4
Personnel costs	16.2	12.4	43.1	49.5
Depreciation and amortization	5.9	5.7	15.6	17.7
Other operating expenses	57.5	26.6	110.4	128.7
Total operating expenses	195.5	185.8	544.9	630.3
Operating loss	(51.9)	(21.3)	(94.2)	(123.9)
Other income (expense):
Interest, investment and other income	3.4	—	8.9	0.1
Interest expense	(5.8)	(3.6)	(14.2)	(8.6)
Recognized (losses) gains, net	(130.8)	175.0	(120.9)	(283.8)
Total other (expense) income	(133.2)	171.4	(126.2)	(292.3)
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(185.1)	150.1	(220.4)	(416.2)
Income tax (benefit) expense	(40.5)	17.0	(59.7)	(111.4)
(Loss) earnings before equity in losses of unconsolidated affiliates	(144.6)	133.1	(160.7)	(304.8)
Equity in losses of unconsolidated affiliates	(26.0)	(77.9)	(107.2)	(154.0)
Net (loss) earnings	(170.6)	55.2	(267.9)	(458.8)
Less: Net loss attributable to non-controlling interests	(13.3)	(0.1)	(19.3)	(3.2)
Net (loss) earnings attributable to Cannae Holdings, Inc. common shareholders	$(157.3)	$55.3	$(248.6)	$(455.6)
For the Three Months Ended September 30, 2023 and 2022
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The material changes in revenues, expenses and pre-tax loss from the three months ended September 30, 2023 and 2022 are discussed in further detail at the segment level below.
Revenues
Total revenues decreased $20.9 million, or 12.7%, in the three months ended September 30, 2023 compared to the corresponding period in 2022.
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

Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs that are directly attributable to the restaurant-level operations of the Restaurant Group are included in Cost of restaurant revenue.
Other operating expenses include management fees, carried interest fees, professional fees, advertising costs, travel expenses and impairments of operating assets.
Depreciation and amortization expense consists of our depreciation related to investments in property and equipment as well as amortization of intangible assets.
Pre-Tax Loss
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates decreased $335.2 million, or 223.3%, in the three months ended September 30, 2023 compared to the corresponding period in 2022.
Income Taxes
Income tax (benefit) expense was $(40.5) million and $17.0 million in the three-month periods ended September 30, 2023 and 2022, respectively. Our effective tax rate was 21.9% and 11.3% in the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended September 30, 2023 compared to the corresponding period in 2022 is primarily attributable to the impact of equity in losses of unconsolidated affiliates on income tax benefit.
Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the three months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Dun & Bradstreet	$(1.4)	(0.7)
Alight	(4.5)	(4.4)
Sightline	(4.9)	(6.6)
System1	(10.5)	(8.9)
BKFE	(3.7)	—
Paysafe	(0.1)	(54.3)
Other	(0.9)	(3.0)
Total	$(26.0)	$(77.9)
For the Nine Months Ended September 30, 2023 and 2022
The following is a discussion of the material fluctuations in our consolidated results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The material changes in revenues, expenses and pre-tax loss from the nine months ended September 30, 2023 and 2022 are discussed in further detail at the segment level below.
Revenues
Total revenues decreased $55.7 million, or 11.0%, in the nine months ended September 30, 2023 compared to the corresponding period in 2022.
Pre-Tax Earnings (Loss)
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates increased (decreased loss) $195.8 million, or 47.0%, in the nine months ended September 30, 2023 compared to the corresponding period in 2022.
Income Taxes
Income tax benefit was $59.7 million and $111.4 million in the nine-month periods ended September 30, 2023 and 2022, respectively. Our effective tax rate was 27.1% and 26.8% in the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates.

The change in our effective tax rate in the nine months September 30, 2023 compared to the corresponding period in 2022 is primarily attributable to the impact of equity in losses of unconsolidated affiliates on income tax benefit.
Equity in Losses of Unconsolidated Affiliates
Equity in (losses) earnings of unconsolidated affiliates for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Dun & Bradstreet	$(15.3)	$(10.8)
Alight	(18.6)	4.8
Sightline	(14.0)	(15.1)
System1	(33.1)	(5.2)
BKFE	(20.6)	—
Paysafe	(2.2)	(144.2)
Other	(3.4)	16.5
Total	$(107.2)	$(154.0)
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenue
Restaurant revenue	$131.2	$154.6	$424.9	$483.4
Total operating revenues	131.2	154.6	424.9	483.4
Operating expenses:
Cost of restaurant revenue	115.9	141.1	375.8	434.4
Personnel costs	6.2	6.2	18.9	18.5
Depreciation and amortization	5.3	5.1	14.2	16.0
Other operating expenses	40.4	8.6	61.0	27.9
Total operating expenses	167.8	161.0	469.9	496.8
Operating loss	(36.6)	(6.4)	(45.0)	(13.4)
Other income (expense):
Interest expense	(2.2)	(1.1)	(4.8)	(3.3)
Recognized gains (losses), net	0.5	(0.2)	0.4	1.2
Total other expense	(1.7)	(1.3)	(4.4)	(2.1)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(38.3)	$(7.7)	$(49.4)	$(15.5)
For the Three Months Ended September 30, 2023
Total revenues for the Restaurant Group segment decreased $23.4 million, or 15.1%, in the three months ended September 30, 2023, compared to the corresponding period in 2022. The decrease was attributable to approximately $16.4 million of incremental revenue included in the three months ended September 30, 2022 associated with stores that were closed prior to September 30, 2023 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99

Restaurants brands decreased by 3.1% and 2.1%, respectively, in the three months ended September 30, 2023 compared to the comparable period in 2022. The decrease is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.3% and 91.3% in the three months ended September 30, 2023 and 2022, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenue is attributable to higher costs of labor, food, and supplies in the third quarter of 2022.
Other operating expense for the Restaurant Group segment increased $31.8 million, or 370%, in the three months ended September 30, 2023, compared to the corresponding periods in 2022. The increase was primarily attributable to impairments recorded to O'Charley's lease assets and property and equipment and lease termination and disposal costs related to the closing of stores. In the three months ended September 30, 2023 we recorded $21.9 million of impairment to Lease assets and $6.9 million of impairment to Property and equipment of our Restaurant Group. In the three months ended September 30, 2022 we recorded $0.5 million of impairment to Lease assets and $0.4 million of impairment to Property and equipment of our Restaurant Group. In the three months ended September 30, 2023, $1.8 million of disposal costs were incurred.
Loss before income taxes increased by $30.6 million, or 397.4%, in the three months ended September 30, 2023 from the corresponding period in 2022. The change in loss was primarily attributable to the factors discussed above.
For the Nine Months Ended September 30, 2023
Total revenues for the Restaurant Group segment decreased $58.5 million, or 12.1%, in the nine months ended September 30, 2023, compared to the corresponding period in 2022. The decrease was attributable to approximately $39.6 million of incremental revenue included in the nine months ended September 30, 2022 associated with stores that were closed prior to September 30, 2023 and a decline in comparable store sales.
Comparable Store Sales. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 4.6% and 1.8%, respectively, in the nine months ended September 30, 2023 compared to the comparable period in 2022. The decrease in 2023 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.4% and 89.9% in the nine months ended September 30, 2023 and 2022, respectively.
Other operating expense for the Restaurant Group segment increased $33.1 million, or 118.6%, in the nine months ended September 30, 2023, compared to the corresponding periods in 2022. The increase is primarily attributable to the impairments recorded in the three months ended September 30, 2023.
Loss before income taxes increased by $33.9 million, or 218.7%, in the nine months ended September 30, 2023 from the corresponding period in 2022. The change in income was primarily attributable to the factors discussed above.
Dun & Bradstreet
As of September 30, 2023, we own approximately 18.0% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Total revenues	$588.5	$556.3	$1,683.6	$1,629.6
Operating income	52.1	45.5	76.5	91.6
Net earnings (loss)	5.3	10.4	(46.3)	(19.4)
Less: net earnings attributable to noncontrolling interest	0.9	2.4	2.4	5.7
Net earnings (loss) attributable to Dun & Bradstreet	4.4	8.0	(48.7)	(25.1)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.

Alight
As of September 30, 2023, we own approximately 9.8% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.

Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2022	2021
	(In millions)
Total revenues	$813.0	$750.0	$2,450.0	$2,190.0
Gross profit	257.0	212.0	771.0	654.0
Net loss	(46.0)	(45.0)	(192.0)	(6.0)
Net earnings (loss) attributable to noncontrolling interests	2.0	(8.0)	(9.0)	(9.0)
Net loss attributable to Alight	(48.0)	(37.0)	(183.0)	3.0
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Paysafe
As of September 30, 2023, we own approximately 5.5% of the outstanding common stock of Paysafe. We account for our ownership of Paysafe under the equity method of accounting; therefore, its results do not consolidate into ours. We report our equity in the earnings or loss of Paysafe on a three-month lag. Accordingly, our net loss for the three and nine months ended September 30, 2023 and 2022 includes our equity in Paysafe’s losses for the three and nine months ended June 30, 2023 and 2022, respectively.
Summarized financial information for Paysafe for the relevant dates and time periods included in Equity in earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(In millions)
Total revenues	$402.3	$378.9	$1,173.6	$1,118.2
Operating income (loss)	34.2	(703.1)	87.4	(1,865.8)
Net loss	(1.8)	(658.7)	(39.4)	(1,080.3)
Less: net earnings attributable to noncontrolling interest	—	—	—	0.6
Net loss attributable to Paysafe	(1.8)	(658.7)	(39.4)	(1,080.9)
Details relating to the results of operations of Paysafe (NYSE: "PSFE") can be found in its periodic reports filed with the SEC.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Other operating revenue	$12.4	$9.9	$25.8	$23.0
Operating expenses:
Personnel costs	10.0	6.2	24.2	31.0
Depreciation and amortization	0.6	0.6	1.4	1.7
Other operating expenses	17.1	18.0	49.4	100.8
Total operating expenses	27.7	24.8	75.0	133.5
Operating loss	(15.3)	(14.9)	(49.2)	(110.5)
Other income (expense):
Interest, investment and other income	3.4	—	8.9	0.1
Interest expense	(3.6)	(2.5)	(9.4)	(5.3)
Recognized (losses) gains, net	(131.3)	175.2	(121.3)	(285.0)
Total other (expense) income	(131.5)	172.7	(121.8)	(290.2)
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	$(146.8)	$157.8	$(171.0)	$(400.7)
For the Three Months Ended September 30, 2023
Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Three months ended September 30,
	2023	2022
Ceridian fair value adjustments	$3.3	$52.8
Sightline impairment	(70.2)	—
System1 impairment	(63.9)	—
Dun & Bradstreet partial sales	—	23.2
AmeriLife partial sales	—	102.5
Other, net	(0.5)	(3.3)
Recognized (losses) gains, net	$(131.3)	$175.2
For the Nine Months Ended September 30, 2023
Other operating expenses decreased $51.4 million in the nine months ended September 30, 2023 compared to the prior year period. The decrease in the nine month period was primarily driven by carried interest incurred with our Manager of $49.3 million in the nine months ended September 30, 2022. No carried interest expense was incurred in the nine months ended September 30, 2023. The carried interest for the period ended September 30, 2022 was primarily attributable to the Optimal Blue Disposition, of which $31.8 million was paid in D&B stock.

Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Nine months ended September 30,
	2023	2022
Ceridian fair value adjustments	$31.2	$(423.7)
Paysafe impairment	—	(236.0)
Sightline impairment	(70.2)	—
System1 impairment	(63.9)	—
Equity and other security impairments and fair value adjustments	(9.0)	(56.2)
Dun & Bradstreet partial sales	—	23.2
Optimal Blue sale	—	313.0
AmeriLife partial sales	—	102.5
Other, net	(9.4)	(7.8)
Recognized losses, net	$(121.3)	$(285.0)
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include personnel costs, operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, and other potential business acquisitions or investments. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow over the short and long term are expected to include stock repurchases, acquisitions, and debt repayments.
As of September 30, 2023, we had cash and cash equivalents of $58.1 million, of which $42.5 million was cash held by the corporate holding company, $18.5 million of short-term investments held by the corporate holding company, and $150.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility. As of September 30, 2023, $10.3 million of our short term investments are pledged as collateral for letters of credit for our Restaurant Group.
We continually assess our capital allocation strategy, including decisions relating to monetizing investments, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and ownership interests as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including future acquisitions, potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
Cash Flows for the Nine Months Ended September 30, 2023
Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2023 and 2022 totaled $54.5 million and $186.8 million, respectively. The decrease in cash used in operations of $132.3 million is primarily attributable to higher tax payments, carried interest expense incurred with our Manager and ISIP bonuses paid in the 2022 period.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the nine months ended September 30, 2023 and 2022 were $(33.6) million and $562.3 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $595.9 million in the 2023 period from the 2022 period is primarily attributable to lower proceeds from sales of investments in the 2023 period compared to the 2022 period.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2023 and 2022 were $101.5 million and $90.2 million, respectively. The increase in cash used in financing activities of $11.3 million is primarily attributable to less treasury stock purchased in the nine months ended September 30, 2023 compared to the same period in 2022 as well as the proceeds from draws on the FNF Revolver in the 2022 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2023 to determine the amount of these obligations.
On September 30, 2023, the Company, Cannae LLC and Trasimene entered into a Second Amended and Restated Management Services Agreement (the "Amended MSA") which amends and restates the Management Services Agreement dated as of August 27, 2019, as amended on January 27, 2021 and further amended on August 4, 2021 (the "Original MSA"). The Amended MSA amends and restates the Original MSA primarily to (i) reduce the management fee from 1.5% to 1.25% for amounts greater than $2.5 billion of cost of invested capital, (ii) reduce the base fee for terminating the agreement from the average annual management fee for the preceding 24-month period as of a termination date (approximately $40 million for the period ended September 30, 2023) to $20 million, except in the event the termination results from a third-party change of control in which case the base fee is $40 million, and (iii) require all transactions with affiliates of the Manager be reviewed by a new Related Person Transaction Committee of the Company's Board of Directors. The Amended MSA has an initial term of five years. The Amended MSA will be automatically renewed for one-year terms thereafter unless terminated by either the Company or the Manager in accordance with the terms of the Amended MSA.
Pursuant to the terms of the Amended MSA, we are obligated to pay our Manager a quarterly management fee as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the new term of the Amended MSA and are based on our cost of invested capital of $2,614.6 as of September 30, 2023.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations, which are accounted for as failed sale and leaseback transactions.
As of September 30, 2023, our required annual payments relating to these contractual obligations were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Operating lease payments	$4.9	$27.8	$25.9	$24.4	$23.0	$116.3	$222.3
Unconditional purchase obligations	26.5	12.5	9.9	5.3	1.7	0.8	56.7
Notes payable	3.1	1.4	86.0	9.0	0.7	2.6	102.8
Management fees payable to Manager	9.7	38.9	38.9	38.9	38.9	29.2	194.5
Restaurant Group financing obligations	0.7	3.6	3.5	3.5	3.5	17.2	32.0
Total	$44.9	$84.2	$164.2	$81.1	$67.8	$166.1	$608.3
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

On October 29, 2023, our Board authorized a new stock repurchase program, (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. We have not made any purchases under the 2023 Repurchase Program.
During the three months ended September 30, 2023, we repurchased 2,679,052 shares of Cannae common stock for approximately $51.1 million in the aggregate, or an average of $19.06 per share, under the 2022 Repurchase Program. During the nine months ended September 30, 2023, we repurchased 5,744,856 shares of Cannae common stock for approximately $111.5 million in the aggregate, or an average of $19.41 per share, under the 2022 Repurchase Program. We accrued $1.1 million for the associated excise tax on the transactions which is included in the book value of the treasury stock repurchased. Subsequent to September 30, 2023, we repurchased 52,567 shares of Cannae common stock for approximately $1.0 million under the 2022 Repurchase Program. Since the original commencement of the 2022 Repurchase Program through the date of this Quarterly Report we have repurchased 7,012,038 shares of Cannae common stock for approximately $138.3 million in the aggregate, or $19.73 per share. As of the date of this Quarterly Report, there are 2,935,395 shares of common stock available for repurchase under the 2022 Repurchase Program.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cannae records its share of equity in earnings or loss of System1 on a three-month lag. As of the date of filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, System1 had not filed its annual report for the period ended December 31, 2022, and accordingly, our equity in losses of unconsolidated affiliates for the three months ended March 31, 2023 included our ratable share of System1's preliminary results of operations for the three months ended December 31, 2022. On June 6, 2023, System1 finalized and filed its annual report as well as restated quarterly reports for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Based on an assessment of the impact of System1's restated results of operations and financial condition for these periods, the restatements by System1 did not have a material impact to Cannae's previously reported financial information. As of the date of this Quarterly Report on Form 10-Q, System1 has filed its quarterly reports for the period ended March 31, 2023 and June 30, 2023. Accordingly, our net loss for the three and nine months ended September 30, 2023 and 2022 include our equity in System1’s loss for the three and nine months ended June 30, 2023 and 2022, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2023 - 7/31/2023	54,880	$19.98	54,880	5,612,134
8/1/2023 - 8/31/2022	1,466,712	$18.84	1,466,712	4,145,422
9/1/2023 - 9/30/2023	1,157,460	$19.30	1,157,460	2,987,962
Total	2,679,052	$19.71	2,679,052
(1)    On August 3, 2022, our Board of Directors approved the 2022 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through August 3, 2025.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Margin Loan Agreement, dated as of August 17, 2023 by and among Cannae Funding C, LLC, Cannae Funding D, LLC, Cannae Funding A, LLC, the lenders from time to time parties thereto and Royal Bank of Canada as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 21, 2023).

10.2
Second Amended and Restated Management Services Agreement, dated as of September 30, 2023 by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 4, 2023).

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

Date:	November 7, 2023	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)