Form 10-K
period 2023-12-31
Cannae Holdings, Inc.
filed 2024-02-29
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Cannae common stock held by non-affiliates of the registrant as of June 30, 2023, was $1,368,064,435 based on the closing price of $20.21 as reported by the New York Stock Exchange.
As of February 28, 2024 there were 72,481,945 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2023, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

CANNAE HOLDINGS, INC.
FORM 10-K
i

PART I
Item 1.    Business
Introductory Note
The following describes the business of Cannae Holdings, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our," "Cannae," "Cannae Holdings" or the "Company," are to Cannae Holdings, Inc. and its subsidiaries, taken together.
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
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2023 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B", NYSE: DNB); Dayforce, Inc. ("Dayforce", formerly known as Ceridian HCM Holdings, Inc., NYSE: DAY); Alight, Inc. ("Alight", NYSE: ALIT); Paysafe Limited ("Paysafe", NYSE: PSFE); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1", NYSE: SST); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled companies and minority equity ownership interests.
The Company conducts its business through its wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC ("Trasimene" or our "Manager"), through which the Company manages its business operations and those of its subsidiaries. The Company, Cannae LLC, and our Manager are party to a Management Services Agreement dated as of August 27, 2019, as amended and restated on August 4, 2021, September 30, 2023 and February 26, 2024 (as amended and restated, the "Management Services Agreement"). Subject at all times to the supervision and direction of the Board, the Manager is responsible for, among other things, (i) managing the day-to-day business and operations of the Company and its subsidiaries, (ii) evaluating the financial and operational performance of the Company's businesses, (iii) providing a management team to serve as executive officers of the Company and (iv) performing (or causing to be performed) any other services for and on behalf of the Company and the Subsidiaries customarily performed by executive officers and employees of a public company.
We believe Cannae provides our investors with a compelling opportunity to participate in the acquisition, operation and growth of businesses by a world-class management team. Fundamentally, the Company seeks to take meaningful equity ownership stakes where we have an ability to control or significantly influence quality companies that are well-positioned in their respective industries, run by best-in-class management teams and that operate in industries that have attractive organic and acquired growth opportunities. Led by William P. Foley II ("Bill Foley") and facilitated through our Manager and the Company's internal management team, we leverage our management team's operational expertise, long-term relationships and industry connections and capital sourcing capabilities to identify, structure and execute on ownership interests in companies with these characteristics.
Our management team has a proven track record of growing industry-leading companies, including the Company's subsidiaries, and we actively and continuously work with and support management teams of the companies we own in managing, operating, and growing their businesses in order to provide value for our shareholders. Bill Foley-led management teams are responsible for the growth of publicly traded companies such as FNF, Black Knight, Inc. ("Black Knight", formerly NYSE: BKI), Dayforce, D&B, Fidelity National Information Services (NYSE: FIS) and F&G Annuities & Life, Inc. ("FG", NYSE: FG).

As of December 31, 2023, we had the following reportable segments:
Dun & Bradstreet. This segment consists of our 18.0% ownership interest in D&B. Cannae's Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, and Vice Chairman of our Board, Richard Massey, serve on the board of directors of D&B, with Mr. Foley serving as chairman of D&B's board of directors. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, evaluate whether suppliers and other third parties are financially viable, reputable, compliant and resilient, enhance salesforce productivity and gain visibility into key markets. D&B's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
D&B is differentiated by the scale, depth, diversity and accuracy of their constantly expanding business database, known as their "Data Cloud," that contains comprehensive information on more than 550 million total organizations as of December 31, 2023. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, D&B's data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, D&B is able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which D&B refers to as the D-U-N-S Number, is an organization's "fingerprint" or "Social Security Number." D&B believes that they are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.
Leveraging its commercial credit data and analytics, as well as compliance intelligence, D&B's Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. D&B is a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing its solutions to make informed decisions when considering extending business loans and trade credit. D&B is also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables, detect and mitigate business fraud, and assess and track their business partners' Environmental, Social and Governance ("ESG") performance and activities. We believe D&B's proprietary Paydex score, a numerical indicator based on promptness of a business's payments to its suppliers and vendors, is widely relied upon as an important measure of credit health for businesses. D&B is well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for its clients.
D&B's Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or alternative data, such as foot traffic, website usage, social media posts, online browsing activity and shipping trackers, to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines into a condensed list so that they can have their best sellers target the highest probability return accounts. D&B provides invaluable insights into businesses that can help its clients grow their businesses in a more efficient and effective manner.
We account for our ownership of Dun & Bradstreet using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Alight. This segment consists of our 9.7% ownership interest in Alight. Cannae's Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, Vice Chairman of our Board, Richard Massey, and director Erika Meinhardt serve on the board of directors of Alight, with Mr. Foley serving as chairman of Alight's board of directors. Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g., health, wealth and leaves benefits) and global payroll solutions. In addition, Alight implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
Alight provides its Alight Worklife® platform through its Employer Solutions segment which provides services including total employee wellbeing, integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management, retiree healthcare and payroll. Alight leverages data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Alight's clients' employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health, wealth and wellbeing. Alight's Professional Services segment includes its project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.
Alight delivers their solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. Alight's solutions are supported through a secure and scalable cloud infrastructure, together with our core benefits processing platforms and consumer engagement tools and integrated with hundreds of external platforms and partners. This includes their Alight Marketplace, a diverse network of third-party providers supporting additional wellbeing programs and needs of participants. Alight's data and access across the breadth of human capital solutions provides it with comprehensive employee records to enable AI-driven, omnichannel engagement and a personalized, integrated experience for its clients’ employees. Through the use of predictive analytics and omnichannel engagement, Alight is able to tailor an employee experience that is unique to each individual’s needs and circumstance.
We account for our ownership of Alight using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Black Knight Football and Entertainment. This segment consists of our 47.7% ownership interest in BKFE. BKFE is a partnership led by Bill Foley that owns and operates A.F.C. Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, and a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club founded in 1926. On February 28, 2024, BKFE entered into a strategic partnership with, and acquired a minority ownership interest in, The Hibernian Football Club Limited, a Scottish Premiership football club founded in 1875. BKFE is focused on building a global network of world-class football clubs, players, and real estate assets that will produce operational synergies, accelerate player development and enable efficient player migration across BKFE’s network of owned and operated clubs while driving strong on-field and financial results.
We account for our ownership of BKFE using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
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
Corporate and Other. This aggregation of nonreportable operating segments consists of our share in the operations of controlled and uncontrolled companies including our 2.6% ownership interest in Dayforce, 88.8% ownership interest in Minden Mill, 6.5% ownership interest in CSI, 32.6% ownership interest in Sightline, 2.8% ownership interest in Paysafe, 31.0% ownership interest in System1, 24.6% equity interest in Triple Tree Holdings, LLC ("Triple Tree"), 87.1% ownership interest in Brasada Ranch and various other minority equity ownership interests.
Dayforce is a leading global human capital management software company that offers a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Dayforce's technology-based services are typically provided through long-term customer relationships that are anticipated to result in a high level of recurring revenue.
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
Sightline Payments is a digital payments provider and mobile application developer to the United States' ("U.S.") sports betting and casino gaming market. Sightline leverages its technology to apply modern solutions to a traditionally cash-based casino industry projected to grow significantly over the next few years. While much of the business world shifts to a cashless society, the casino gaming industry is known for being cash dominant. Sightline's mission is to be the preeminent partner in transitioning toward cashless casino gaming. Sightline’s Play+ solution gives consumers a safe, secure, and responsible way to fund their online and in-person gaming activities and enables casinos to offer cashless wagering and payment options across the entire property.
Minden Mill, through its wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues.
Triple Tree is an independent, research-driven investment banking firm focused on mergers and acquisitions, financial restructuring, and principal investing services for innovative, high-growth businesses in the healthcare industry.
Brasada Ranch owns and operates an 1,800-acre ranch-style luxury resort and residential community in Oregon.
Refer to Item 7 of Part II of this Annual Report for further information on recent results of operations and transactions and other activity of our reportable segments.
Strategy and Business Trends
Our strategy for the Company is to continue to manage and operate the diversified businesses of our group of companies to create long-term growth of those businesses in order to maximize the value of those businesses for our shareholders, and to pursue similar strategies and objectives by taking significant, active ownership stakes in new businesses.
Dun & Bradstreet. We believe D&B has an attractive business model that is underpinned by highly recurring, diversified revenue, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of D&B's data and analytics solutions and the integral role that D&B plays in its clients’ decision-making processes have historically translated into high client retention and revenue visibility. D&B also benefits from strong operating leverage given its centralized Data Cloud and solutions, which allow D&B to generate strong contribution margins and free cash flow.
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
D&B helps its clients solve these mission critical business problems. D&B believes the total addressable market ("TAM") in which it operates is large, growing and significantly under penetrated. D&B participates in the big data and analytics software market, as defined by Interactive Data Corporation ("IDC"), which represents a collection of software markets that functionally address decision support and decision automation. This market includes business intelligence and analytics tools, analytic data management and integration platforms and analytics and performance management applications. Within the broader market of data and analytics solutions, D&B serves a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance ("GRC") markets to provide clients with decisioning support and automation. As D&B continues to drive innovation in its solutions, it expects to address a greater portion of this TAM as new use cases for its data assets and analytical capabilities are introduced.
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
Alight. Alight aims to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, Alight helps employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future and realize a return on their people investment. Alight's data, analytics and Artificial Intelligence ("AI") allow it to deliver actionable insights that drive measurable outcomes for companies and their people. Alight provides solutions to manage health and retirement benefits, tools for payroll and HR management, as well as solutions to manage the workforce from the cloud. Through directorships and other engagement, the Company works closely with the leadership of Alight, including with respect to Alight’s financial and operating performance, to help value for Company shareholders.
Restaurant Group. Our restaurant operations are focused in the casual dining segment of the restaurant industry. The Restaurant Group's strategy is to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly-experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined back-office synergies of our restaurant operating companies. Our goal is to maintain a strong balance sheet for our Restaurant Group to provide stability in all operating environments.
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
Recent years were a period of high inflation relative to long-term inflation expectations in the U.S. This inflationary environment primarily impacted the commodity and labor costs of our Restaurant Group. We have adjusted menu pricing to account for these cost increases to an extent, but will continue to balance the impact of inflationary pressures on costs with the value proposition offered to customers with a focus on long-term profitability.
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
The Restaurant Group has undertaken a project to renegotiate or terminate leases and close O'Charley's stores with unfavorable store-level cash flow profiles. Through this process it closed 77 O'Charley's stores in the year ended December 31, 2023. We expect the process to generally reduce the future revenue and improve the future operating profitability of our Restaurant Group, however we cannot be certain of the precise financial impact as of the date of this Annual Report.
Black Knight Football. Football, or soccer, is the most popular sport in the world with billions of fans globally. BKFE’s football clubs compete in some of the most competitive and highly visible football leagues in the world. The Premier League estimates that over 3 billion people watch its matches globally. Sports is one of the last remaining forms of content in the media ecosystem that is consumed live, making it must-have content for advertisers. As a result, major sports properties, and in particular top global soccer leagues which have the highest global viewership, are experiencing continued increases in the value of their media rights as networks rely on live sports content to attract and retain audiences and advertisers. BKFE's football clubs share in these global media trends through central distributions from their domestic leagues.
BKFE is focused on acquiring and partnering with clubs led by executives with local expertise, proven track records for financial and on-field success, and clear operational fit within BKFE's network of clubs to help further develop and implement BKFE’s strategy. In addition to the significant involvement of the Company’s chairman, Mr. Foley, who is the general partner of BKFE, the Company’s management team is extensively engaged in oversight of and working with BKFE management in helping BKFE implement its strategy. BKFE's strategy is to acquire, or partner with, clubs in top-tier leagues with valuable media rights and in countries with a history of deep player talent pools. Operating under this multiple-club model will allow BKFE to drive efficient player migration across its network of clubs, accelerate player development, and create operational, cost saving and commercial revenue synergies which we expect to give BKFE a competitive advantage over the long-term.
Top tier clubs in European football leagues earn significant revenues from revenue streams such as advertising and sponsorships, merchandise, and hospitality offerings. Most clubs competing in the top European football leagues, including BKFE's clubs, earn the majority of their revenues from media rights distributions from their domestic leagues. European leagues generally distribute their earnings from domestic and international media rights to each club and the distributions to each club are more lucrative the better the club finishes in its domestic league table. More recently, international media rights have become a more meaningful revenue driver in some of the largest leagues around the world, particularly in the Premier League. According to the Premier League, the value of its international media rights rose to $4.3 billion in the 2022-2023 season, which represents 44% of the total value of global media rights for all leagues. We expect the proliferation of streaming and other new media distribution platforms to continue to drive demand for international football rights as streaming services seek unique content to help differentiate themselves from their competitors.
BKFE aims to take a measured approach to investing in world-class infrastructure and top players, coaches and executive management for each of its clubs in order to improve on field performance, execute on opportunities around fan engagement and brand expansion, and create new commercial revenue streams for advertising and sponsorships.
Acquisitions, Dispositions, Minority Owned Operating Affiliates and Financings. Acquisitions are an important part of our growth strategy. We may dispose of assets when we identify opportunities to re-allocate our capital to owning, managing, and operating new companies that provide our shareholders with prudent risk-based returns on their own investment in Cannae on a long-term basis. On an ongoing basis, with assistance from our Manager and outside advisors, we actively evaluate possible transactions to enhance the value of the companies we own, such as acquisitions of business units and operating assets and business combination transactions.
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
For Dun & Bradstreet's finance and risk solutions segment, its competition generally varies by client size. D&B has a leading presence in the enterprise market as clients place a high degree of value on D&B's best-in-class commercial credit database to inform their critical decisions around the extension of credit. D&B’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation), Experian and Creditsafe in Europe and Equifax and Experian in North America. In the small and mid-size company market D&B's competition generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients, but lack the scale and coverage breadth to compete holistically.
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

Overall, outside North America, D&B's competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences. In the United Kingdom and Ireland, D&B's direct competition for its Finance & Risk solutions segment is primarily from Moody's Analytics and Creditsafe. Additionally, the Sales & Marketing solutions landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business. In the Northern Europe, D&B faces competition from Enento and Experian and in Central and Eastern European markets they compete with several regional and local players. In Asia Pacific, D&B faces competition in its Finance & Risk solutions segment from a mix of local and global providers. In China, D&B competes with global providers such as Experian and Moody's Corporation, as well as technology driven local players focusing on domestic data. In India, D&B competes with local competitors. In addition, as in the United Kingdom, D&B's sales and marketing solutions landscape throughout Asia is localized and fragmented.
Alight. The markets for Alight's solutions are competitive, rapidly evolving and fragmented. Its business faces competition from other global and national companies. The markets for Alight's solutions are subject to change as a result of economic, regulatory and legislative changes, technological developments, shifting client needs and increased competition from established and new competitors. Alight does not believe there is any single competitor with the breadth of their solutions, and thus Alight's competitors vary for each of its solutions. Alight's primary competitors include Accenture, Accolade, ADP, bswift, Businessolver, Cognizant, Conduent, Deloitte, Empower, Fidelity, Included Health, HealthEquity, Mercer, OneSource Virtual, Quantum Health, SD Worx, Voya, WTW, and Workday. Alight competes primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price, and reputation.
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
Black Knight Football. BKFE’s football clubs compete against other football clubs in their respective domestic leagues for match attendance, matchday revenue and in domestic competitions. BKFE’s football clubs also compete against football clubs around Europe and the rest of the world to attract the best players and coaches in the global transfer and football staff markets. Additionally, BKFE’s clubs and their respective leagues compete against other types of television programming for broadcaster attention and advertiser income both domestically and in other markets around the world. BKFE’s clubs also compete against alternative forms of live entertainment for the sale of matchday tickets, including other live sports, concerts, festivals, and similar events.
Competitive Strengths
Proven management team. Our Board and executive management team, led by Bill Foley, has a proven track record of identifying, acquiring, managing and operating businesses. In particular, Bill Foley has led the growth of several multi-billion dollar companies with hundreds of acquisitions across diverse platforms, including, FNF, FIS, Black Knight, Dayforce, D&B and FG. Our Board and executive management's breadth of knowledge of operational matters and capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure acquisitions to maximize the value acquired businesses, and to return the value created to our shareholders through long-term profitable operation of those businesses and, when appropriate, dispositions.
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
Dun & Bradstreet owns patents and patent applications both in the U.S. and in other selected countries. The patents and patent applications include claims, which pertain to certain technologies and inventions that D&B has determined are proprietary and warrant patent protection. The protection of its innovative technology and inventions, such as its proprietary methods for data curation and identity resolution, through the filing of patent applications, is part of Dun & Bradstreet's business strategy. Filing of patent applications may or may not provide Dun & Bradstreet with a dominant position in the fields of technology. However, these patents and/or patent applications may provide Dun & Bradstreet with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against it. Where appropriate, Dun & Bradstreet may also consider asserting or cross-licensing its patents.
Alight. Alight's intellectual property portfolio is comprised of various copyrights (including copyrights in software) and trademarks, as well as certain trade secrets or proprietary know-how of its business. Alight's success has resulted in part from its proprietary methodologies, processes and other intellectual property, such as certain of its platforms. However, any of Alight's proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
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
In the U.S., trademark registrations may have a perpetual life, subject to continuous use and renewal every ten years, and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. Alight vigorously enforces and protects its trademarks.
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
Black Knight Football. BKFE's football clubs have service marks and trademarks which we believe are critical to the clubs' brand values and commercial revenues. BKFE's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.
Regulation
Our corporate business activities are subject to regulation under the laws of the U.S. at the federal and state level. The activities of our various businesses are also subject to regulation and in the U.S. and other jurisdictions in which they operate, including foreign jurisdictions. See Item 1A Risk Factors of this Annual Report for further information on risks related to regulations impacting Cannae, D&B, Alight and BKFE that may have an adverse effect on our businesses.
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
See Item 1C Cybersecurity of this Annual Report for further discussion of the Company's information security and related risk management processes.
Human Capital Resources
Employees
As of December 31, 2023, Cannae and our consolidated subsidiaries had 7,741 employees, which includes 7,517 in our Restaurant Group and 224 in the various consolidated businesses comprising our Corporate and Other segment. None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
Our Manager and Cannae LLC rely on the experience and expertise of a small number of highly qualified employees which make up our corporate management team. We continually assess our management team's capabilities and capacity with a view toward the long-term sustainability of the Company's operations.
Diversity
Diversity is a key component of our success, both at Cannae and within our subsidiary companies. We stand committed to our philosophy that all employees deserve an inclusive workplace, one where each employee feels heard and empowered. We believe that the diversity of our employees and directors provides a variety of ideas and perspectives that allow us to achieve superior business results. Cannae and Cannae’s subsidiary companies are committed to being equal opportunity employers and enhancing diversity and inclusion across our businesses. Cannae’s Code of Conduct & Ethics prohibits discrimination and harassment. Our nondiscrimination policy is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual programs including Code of Business Conduct and Ethics Training, and Reporting Harassment: Everyone’s Responsibility Training.
Board Diversity
In 2019, our board codified its commitment to diversity when selecting new director nominees, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation by integrating this language into the director selection criteria in our Corporate Governance Guidelines. As of December 31, 2023, four out of eleven directors identify themselves as diverse.
Sustainability
We recognize that in our rapidly changing global economy, the management of ESG risks and opportunities is important for our long-term business success. Our Company and our board are committed to addressing ESG issues to better serve our employees, business partners, and the communities where we live and work. We aim to achieve superior financial performance for shareholders and maximize the value of our assets while mitigating risk, and we are committed to managing our business in an environmentally responsible, socially responsible, and ethical manner.
To honor that commitment at the highest levels of the Company, our management team leads our ESG efforts. Our board of directors’ audit committee reviews these efforts.
Our ESG efforts are focused on:
Responsible Capital Deployment. We monitor ESG issues with our companies which we believe helps us generate stronger returns for our shareholders while improving our impact on society. Dun & Bradstreet is committed to enhancing responsible business practices through automated solutions. Alight is committed to helping companies care for their biggest asset, their people, by empowering workers and their families to make confident decisions around their health, wealth and wellbeing. The Restaurant Group is building inclusive workplaces while driving community outcomes in the areas where we operate. Our companies each have unique impacts, and we are working to further formalize and enhance the management of ESG across our companies.
Preserving the Environment. We recognize the importance of conducting business in an environmentally responsible manner and integrating responsibly designed environmental management practices into our operations. We are continually seeking to improve our environmental management practices at our Las Vegas headquarters. From efforts to reduce water consumption to participating in recycling programs, we are working to reduce our environmental impact.
Supporting Our Employees and Communities. We are dedicated to serving our employees and their families, building a diverse and inclusive workplace, and supporting our local communities. We value our talented workforce and the outstanding contributions our employees make each day. We are dedicated to attracting, developing, and retaining talented teams through competitive compensation and benefits, and building a diverse and inclusive workplace. We believe in the importance of volunteerism and philanthropy to strengthen and engage local communities across our companies. Through local community involvement, corporate initiatives, and philanthropic giving – as well as an active community volunteer ethos – we work hard each day to support the communities we all live in.
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
•the effects of our external management structure and the Management Services Agreement;
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
Risks Relating to our External Management Structure and Our Manager
The Management Service Agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.
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
While the members of our management team devote a substantial amount of their time to the affairs of the Company, our executive officers, directors, Manager and other members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and the operations of other businesses. Their other business endeavors may involve related or unrelated parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our results of operations.
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
If any person becomes injured or ill, or alleges becoming injured or ill, as a result of eating our Restaurant Group companies' food, our Restaurant Group companies may temporarily close some restaurants, which would decrease their revenues, and our restaurant businesses may be liable for damages or be subject to governmental regulatory action, either of which could have long-lasting, negative effects on our restaurant businesses' reputation, financial condition and results of operations, regardless of whether the allegations are valid or whether our restaurant businesses are found liable. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
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
Risks Relating to Dun & Bradstreet
D&B faces significant competition for its solutions, which may increase as D&B expands its business.
D&B faces significant competition for its solutions. D&B competes on the basis of differentiated solutions, datasets, analytics capabilities, ease of integration with its clients’ technology, stability of services, client relationships, innovation and price. D&B's global and regional competitors vary in size, financial and technical capability, and in the scope of the products and services they offer. Some of D&B's competitors may be better positioned to develop, promote and sell their products and services. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. D&B's competitors may also be able to respond to opportunities before it does, by taking advantage of new technologies, changes in client requirements or market trends. In addition, D&B faces competition from non-traditional and free data sources.
Many of D&B's competitors have extensive client relationships, including relationships with D&B's current and potential clients. New competitors, or alliances among competitors, may emerge and gain significant market share. Existing or new competitors may develop products and services that are superior to D&B's solutions or that achieve greater acceptance than D&B's solutions. If D&B is unable to respond to changes in client requirements as quickly and effectively as its competition, D&B's ability to expand its business and sell its solutions may be adversely affected.
Additionally, D&B's competitors often sell services at lower prices than it does, individually or as part of integrated suites of several related services. This may cause D&B's clients to purchase from its competitors rather than from D&B, which could result in reduced prices for certain solutions or the loss of clients. Price reductions by D&B's competitors could also negatively impact its operating margins or harm its ability to obtain new long-term contracts or renewals of existing contracts on favorable terms. Additionally, some of D&B's clients may develop their own solutions that replace the solutions they currently purchase from D&B or look to new technologies, which could result in lower revenue.
We believe that D&B's D-U-N-S Number and D&B's ability to link its data together with this unique identifier provides it with a strategic advantage by allowing for a global, end-to-end assessment of businesses throughout the world. However, some of D&B's competitors and clients utilize their own unique identifiers, and clients have and may continue to adopt alternative standards to D&B's D-U-N-S Number and stop using D&B's solutions. In addition, public and commercial sources of free or relatively inexpensive business information have become increasingly available and this trend is expected to continue. To the extent the availability of free or relatively inexpensive business information increases, the demand for some of D&B's solutions may decrease. If more clients adopt alternative standards to the D-U-N-S Number or look to these other sources of data, it could have a material adverse effect on D&B's business, financial condition and results of operations.
A failure in the integrity of D&B's data or the systems upon which it relies could harm its brand and result in a loss of sales and an increase in legal claims.
The reliability of D&B's solutions is dependent upon the integrity of the data in its global databases. D&B utilizes single source providers in certain countries to support the needs of its clients globally and relies on members of its world-wide network to provide local data in certain countries. A failure in the integrity of D&B's databases, or an inability to ensure that its usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm D&B by exposing it to client or third-party claims or by causing a loss of client confidence in its solutions. For example, D&B licenses data from third parties for inclusion in the data solutions that it sells to its clients, and while D&B has guidelines and quality control requirements in place, it does not have absolute control over such third parties’ data collection and compliance practices. D&B may experience an increase in risks to the integrity of its databases as it acquires content through the acquisition of companies with existing databases that may not be of the same quality or integrity as D&B's existing databases.
In addition, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet as well as emergence of new technologies. These improvements, as well as changes in client preferences or regulatory requirements or transitions to non-traditional or free data sources or new technologies, may require D&B to make changes in the technology it uses to gather and process its data and deliver its solutions. Further, D&B relies on third-party technology contractors that have extensive knowledge of its systems and database technologies. The loss of these third-party contractors could negatively affect D&B's ability to maintain and improve its systems. D&B's success will depend, in part, upon its ability to:
•internally develop and implement new and competitive technologies;
•use leading third-party technologies and contractors effectively;
•respond to changing client needs and regulatory requirements, including being able to bring new solutions to the market quickly; and
•transition clients and data sources successfully to new interfaces or other technologies.
D&B may not successfully implement new technologies, cause clients or data suppliers to implement compatible technologies or adapt its technology to evolving client, regulatory and competitive requirements. If D&B fails to respond, or fails to cause its clients or data suppliers to respond, to changes in technology, regulatory requirements or client preferences, the demand for D&B's solutions, the delivery of D&B's solutions or D&B's market reputation could be adversely affected. Additionally, D&B's failure to implement important updates or the loss of key third-party technology consultants could affect its ability to successfully meet the timeline for it to generate cost savings resulting from its investments in improved technology. Failure to achieve any of these objectives would impede D&B's ability to deliver strong financial results.
Although D&B is continually evolving the systems upon which it relies to sustain delivery of its solutions, meet client demands and support the development of new solutions and technologies, certain of D&B's existing infrastructure is comprised of complex legacy technology that requires time and investment to upgrade without disruption to its business. D&B has in the past been subject to client and third-party complaints and lawsuits regarding its data, which have occasionally been resolved by the payment of monetary damages. D&B has also licensed, and it may license in the future, proprietary rights to third parties. While D&B attempts to ensure that the quality of its brand is maintained by the third parties to whom it grants such licenses and by clients, they may take actions that could materially adversely affect the value of D&B's proprietary rights or reputation, which could have a material adverse effect on D&B's business, financial condition and results of operations.
D&B could lose its access to data sources or ability to transfer data across the data sources in markets it operates, which could prevent D&B from providing its solutions.
D&B's solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, D&B competes with its data providers. D&B's data providers could stop providing data, restrict the scope of data to which they have access, provide untimely data or increase the costs for their data for a variety of reasons, including changing regulatory requirements, judicial decisions, a perception that its systems are unsecure as a result of data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. European regulators and the European Commission have adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the Court of Justice of the European Union ruling in Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), and China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws. Additional supplemental measures in China requiring prior authorization for certain data transfers as well as regulatory enforcement decisions and opinions were adopted in 2022. As a result of these developments and related regulatory decisions, D&B has become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by D&B's providers in a way that allows it to legally use the data or cannot be transferred out of the country where it has been collected. D&B may not be successful in maintaining its relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, D&B may not be able to obtain data from alternative sources if its current sources become unavailable. If D&B were to lose access to this external data or if its access or use were restricted or were to become less economical or desirable, D&B's ability to provide solutions could be negatively impacted, which could have a material adverse effect on its business, financial condition and results of operations. Additionally, due to data transfer restrictions, existing and prospective D&B clients may be reluctant to acquire or use data that is subject to these restrictions, which may impede D&B's growth.
D&B is subject to various governmental regulations, laws and orders, including a 20-year consent order with the U.S. Federal Trade Commission (FTC), compliance with which may cause D&B to incur significant expenses or reduce the availability or effectiveness of its solutions, and the failure to comply with which could subject D&B to civil or criminal penalties or other liabilities.
D&B is subject to various government regulations affecting the collection, processing, and sale of its data-driven solutions, such as the FTC Act and the California Consumer Privacy Act of 2018 ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), existing and expected rules and regulations in various U.S. states governing the collection, processing and protection of data, privacy rights, data security breach notification and related matters, the General Data Protection Regulation ("GDPR") and certain credit information laws and permits as well as constitutional requirements in the European Union, the Cyber Security Law, DSL, and PIPL, and new AI regulations in China and various other international, federal, state and local laws and regulations. See "Business—Regulatory Matters" for a description of select regulatory regimes to which D&B is subject.
These laws and regulations, which generally are designed to protect information relating to individuals and small businesses, the data rights of individuals, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time. Further, new laws and regulations are likely to be enacted and existing laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect D&B's business. New and amended data protection, privacy, credit, data security, artificial intelligence and ESG legislation that may impact Dun & Bradstreet has also been proposed both in the U.S. and internationally. D&B already incurs significant expenses in their effort to ensure compliance with these laws and those expenses may increase as new laws or regulations are enacted or the interpretation and application of existing laws and regulations change.
D&B responded to a second civil investigative demand from the U.S. Federal Trade Commission ("FTC") that they received in September 2019 in relation to an investigation by the FTC into potential violations of Section 5 of the FTC Act, primarily concerning our credit managing and monitoring products, such as CreditBuilder. Following consent negotiations, on September 21, 2021, D&B agreed to enter into an Agreement Containing Consent Order (the "FTC Consent Order") subject to acceptance by the FTC, the approval of which was finalized on April 6, 2023. The FTC Consent Order requires that D&B undertake specific compliance practices, recordkeeping, monitoring and reporting during its term, which ends on April 6, 2042. D&B's compliance with the FTC Consent Order may cause them to incur significant expenses or to reduce the availability or effectiveness of their solutions. Failure to comply with the FTC Consent Order could subject D&B to civil or criminal penalties or other liabilities.
On March 17, 2023, D&B was served by the FTC with an Order under Section 6(b) of the FTC Act (the "6(b) Order"), which authorizes the FTC to conduct wide-ranging studies that do not have a specific law enforcement purpose, in connection with the FTC’s inquiry into the small business credit reporting industry. Similar Orders were served on other companies in the credit reporting industry. Certain requirements of the 6(b) Order relate to subject matter similar to the scope of the FTC Consent Order. The FTC’s 6(b) inquiry is expected to examine various aspects of the collection, processing, and quality of information concerning small businesses for purposes of business credit reports and other business risk solutions, as well as the marketing and commercial practices related to such solutions, and various related matters. It is too early to determine what action, if any, the FTC may take with respect to its findings from its inquiry. It is possible that the FTC’s findings could result in FTC rule making or other action that may impact D&B's business.
Some new U.S. state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data as well as to provide additional obligations and duties for businesses. These laws place requirements on a broad scope of data sales and processing, which are likely to affect D&B's business. Additionally, the duties and obligations for data handling, time sensitive privacy rights management, assessments, contracts, and similar requirements are expected to create more operational burdens on D&B's business. D&B anticipates that additional state and/or federal legislation in the U.S. relating to these matters will be enacted in the future and that our operations will need to continue to evolve to accommodate unique considerations across jurisdictions.
The following legal and regulatory developments also could have a material adverse effect on D&B's business, financial condition or results of operations:
•changes in cultural and consumer attitudes in favor of further restrictions on information collection use and transfer, which may lead to regulations that prevent full utilization of our solutions and impair D&B's ability to transfer data across borders;
•failure of data suppliers, third-party processors, or clients to comply with laws or regulations, where mutual compliance is required or where D&B's ability to comply is dependent on the compliance of those parties;
•failure of D&B's solutions to comply with current laws and regulations or the requirements of the FTC Consent Order; and
•failure to adapt D&B's solutions to changes in the regulatory environment in an efficient, cost-effective manner. This would include the failure to modify existing solutions, or new solutions created internally or acquired through mergers, to comply with existing or evolving legal requirements.
Changes in applicable legislation or regulations that restrict or dictate how D&B collects, maintains, combines and disseminates information could have a material adverse effect on D&B's business, financial condition or results of operations. In the future, D&B may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Moreover, D&B's compliance with privacy and other data laws and regulations and D&B's reputation depend in part on its clients’ and business partners’ adherence to such laws and regulations and their use of D&B's solutions in ways consistent with client expectations and regulatory requirements. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which can vary by geography and industry served. As such, performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of their business expansion or leave a business exposed to fines and penalties. Further, certain of the laws and regulations governing D&B's business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for its business. D&B cannot predict what effect the interpretation of existing or new laws or regulations may have on its business.
Risks Relating to Alight
Alight faces significant competition and its failure to compete successfully could have a material adverse effect on the financial condition and results of operations of its business.
Alight's competitors may have greater resources, larger customer bases, greater name recognition, stronger presence in certain geographies and more established relationships with their customers and suppliers than it has. In addition, new competitors, alliances among competitors or mergers of competitors could result in Alight's competitors gaining significant market share and some of Alight's competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that Alight offers or develops. Large and well-capitalized competitors may be able to respond to the need for technological changes (including the implementation of AI and Machine Learning ("ML")) and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than Alight does. If Alight is unable to compete successfully, it could lose market share and clients to competitors, which could materially adversely affect its results of operations. To respond to increased competition and pricing pressure, Alight may have to lower the cost of its solutions or decrease the level of service provided to clients, which could have an adverse effect on its financial condition or results of operations.
Alight relies on complex information technology systems and networks to operate its business. Any significant system or network disruption could expose Alight to legal liability, impair its reputation or have a negative impact on its operations, sales and operating results and could expose Alight to litigation and negatively impact our relationships with customers.
Alight relies on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are within its business and some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services (AWS) and Microsoft Azure Cloud. Alight does not have control over the operations of such third parties. Alight also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by Alight's data center locations, with the telecommunications network providers with whom Alight or such providers contract, or with the systems by which Alight's telecommunications providers allocate capacity among their clients, including Alight, could adversely affect the availability and processing of Alight's solutions and related services and the experience of Alight's clients. If Alight's data centers are unable to keep up with its growing needs for capacity, this could have an adverse effect on Alight's business and cause it to incur additional expense. In addition, any financial difficulties faced by Alight's third-party data center’s operator or any of the service providers with whom Alight or such providers contract may have negative effects on Alight's business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While Alight has adopted, and continues to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in Alight's services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or Alight's own systems, could negatively impact Alight's relationships with customers and adversely affect its business and could expose it to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at Alight's third-party data center could adversely affect its reputation and may damage its clients’ stored files or result in lengthy interruptions in its services. Interruptions in Alight's services might reduce its revenues, subject it to potential liability or other expenses or adversely affect its renewal rates.
In relation to Alight's third-party data centers, while Alight owns, controls and has access to its servers and all of the components of its network that are located in these centers, Alight does not control the operation of these facilities. The operators of Alight's third-party data center facilities have no obligation to renew their agreements with Alight on commercially reasonable terms, or at all. If Alight is unable to renew these agreements on commercially reasonable terms, or if the data center operators are acquired, Alight may be required to transfer its servers and other infrastructure to new data center facilities, and Alight may incur costs and experience service interruption in doing so.
Changes in regulation, including changes in regulations related to health and welfare plans, fiduciary rules, pension reform, payroll and data privacy, data usage, and their application and interpretation could have an adverse effect on Alight's business.
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and Alight's continued operational changes and development into new jurisdictions and new service offerings also increases Alight's legal and regulatory compliance complexity as well as the type of governmental oversight to which it may be subject. These changes in laws and regulations could mandate significant and costly changes to the way Alight implements its services and solutions or could impose additional licensure requirements or costs to Alight's operations and services, or limit its ability to mitigate risk. Furthermore, as Alight enters new jurisdictions or lines of businesses and other developments in its services, Alight may become subject to additional types of laws and policies and governmental oversight and supervision. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. In addition, new regulatory or industry developments could create an increase in competition that could adversely affect Alight. These potential developments include:
•changes in regulations relating to health and welfare plans including potential challenges or changes to the Patient Protection and Affordable Care Act, expansion of government-sponsored coverage through Medicare or the creation of a single payer system;
•changes in regulations relating to defined contribution and defined benefit plans, including pension reform that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on Alight's ability to earn revenues from these products and services;
•changes in regulations relating to payroll processing and payments or withholding taxes or other required deductions;
•additional requirements respecting data privacy and data usage in jurisdictions in which Alight operates that may increase its costs of compliance and potentially reduce the manner in which data can be used by Alight to develop or further its product offerings;
•changes in regulations relating to fiduciary rules;
•changes in federal or state regulations relating to marketing and sale of Medicare plans, Medicare Advantage and Medicare Part D prescription drug plans;
•changes to regulations of producers, brokers, agents or third-party administrators such as the Consolidated Appropriations Act of 2021, that may alter operational costs, the manner in which Alight markets or is compensated for certain services or other aspects of Alight's business; and
•additional regulations or revisions to existing regulations promulgated by other regulatory bodies in jurisdictions in which Alight operates.
For example, there have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at addressing the availability of healthcare and containing or lowering the cost of healthcare. Although Alight cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect Alight's business and future results of operations. Further, the federal government from time to time considers pension reform legislation, which could negatively impact Alight's sales of defined benefit or defined contribution plan products and services and cause sponsors to discontinue existing plans for which Alight provides administrative or other services. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of Alight's products and services that support employment-based retirement plans.
Alight's services are also the subject of ever-evolving government regulation, either because the services provided to or business conducted by Alight's clients are regulated directly or because third parties upon whom Alight relies on to provide services to its clients are regulated, thereby indirectly impacting the manner in which Alight provides services to those clients. Changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which Alight operates could affect the viability, value, use or delivery of benefits and HR programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), defined benefit plans (such as retirement or pensions) or payroll delivery, may adversely affect the demand for, or profitability of, Alight's services.
In addition, as Alight, and the third parties upon whom Alight relies, implement and expand direct-to-consumer sales and marketing solutions, Alight is subject to various federal and state laws and regulations that prescribe when and how Alight may market to consumers (including, without limitation, the Telephone Consumer Protection Act (the "TCPA") and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services of the U.S. Department of Health and Human Service). The TCPA provides for private rights of action and potential statutory damages for each violation and additional penalties for each willful violation. Alight has in the past and may in the future become subject to claims that it has violated the TCPA and/or other telemarketing laws. Changes to these laws could negatively affect Alight's ability to market directly to consumers or increase Alight's costs or liabilities.
Issues relating to the use of new and evolving technologies, such as Artificial Intelligence and Machine Learning, in Alight's offerings may result in reputational harm and liability.
A quickly evolving social, legal and regulatory environment may cause Alight to incur increased operational and compliance costs, including increased research and development costs, or divert resources from other development efforts, to address potential issues related to usage of AI and ML. Alight is increasingly building AI and ML into many of its offerings. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to Alight in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by AI and ML could undermine public confidence in AI and ML, which could slow its adoption and affect Alight's business. Alight incorporates AI and ML into its offerings for use cases that could potentially impact civil, privacy, or employment benefit rights. Failure to adequately address issues that may arise with such use cases could negatively affect the adoption of Alight's solutions and subject it to reputational harm, regulatory action, or legal liability, which may harm its financial condition and operating results. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development. Employees, customers, or customers’ employees who are dissatisfied with Alight's public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.
Risks Relating to the Company's Structure
We may become subject to the Investment Company Act of 1940.
We do not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the "40 Act"). We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. Our officers, the Manager and employees devote their activities to these businesses. Based on these factors, we believe that we are not an investment company under the 40 Act, including by virtue of the exception from the definition of “investment company” Section 3(b)(1) of the 40 Act, and we intend to continue to conduct our operations so that we will not be deemed an investment company. If, at any time, we become or are determined to be primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the 40 Act. In these circumstances, after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become subject to the 40 Act, any violation of the 40 Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.

Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
Certain executive officers and members of our Board serve on the boards of directors of other entities or are employed by other entities, including but not limited to D&B, Trasimene, Alight, System1, BKFE, CSI and Minden Mill.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with D&B, Trasimene, Alight, System1, BKFE, CSI or Minden Mill; (ii) business opportunities arising for any of us; and (iii) conflicts of time with respect to matters potentially or actually involving or affecting us. For example, from time to time, we may enter into transactions with such other entities and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company or any of our respective subsidiaries or affiliates as would be the case where there is no potential conflict of interest.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our Chief Legal Officer, General Counsel and our related persons transaction committee are responsible for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. In 2023, our Board ratified the related person transaction committee and a related person transaction policy that governs all transactions with directors (and director nominees), executive officers, immediate family members of directors and executive officers, shareholders that own greater than 5% of any class of the Company's voting securities, our Manager, and generally any entity in which a director or officer of the Company controls. All transactions or series of transactions exceeding $120,000 with such persons or entities must be reviewed and approved by the related person transaction committee. The related person transaction committee consists of two independent directors and if a member of such committee is involved in a transaction under review, they are required to recuse themself from the review under our related person transaction policy. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
Refer to Note O - Related Party Transactions to the Notes to Consolidated Financial Statements for more information regarding our related party relationships and transactions with our Manager and entities affiliated with certain members of our Board.
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
For example, D&B collects, stores and transmits a large amount of confidential company information on hundreds of millions of businesses, including financial information and personal information, as well as certain consumer information and credit information. D&B operates in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods.
With respect to Alight, one of its significant responsibilities is to maintain the security and privacy of its employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ compensation, health and benefits information and other personally identifiable information. With respect to our Restaurant Group companies, they rely heavily on information technology systems across their operations and corporate functions, including for order and delivery from suppliers and distributors, point-of-sale processing in their restaurants, management of their supply chains, payment of obligations, collection of cash, data warehousing or support analytics, finance or accounting systems, labor optimization tools, gift cards, online business and various other processes and transactions, including the storage of employee and customer information.
The businesses we own and manage have experienced and we expect will continue to experience numerous attempts to access their computer systems, software, networks, data and other technology assets on a daily basis. The security and protection of their data is a top priority for them. Such businesses devote significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that they employ to provide security around the collection, storage, use, access and delivery of information they possess. These businesses have implemented various measures to manage their risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or law enforcement agencies following any such event or a significant and extended disruption in the functioning of its information technology systems could damage a subsidiary company’s reputation and cause it to lose clients, adversely impact its operations, sales and operating results and require it to incur significant expense to address and remediate or otherwise resolve such issues.
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

Furthermore, if we are unable to similarly and effectively maintain and upgrade our corporate system safeguards, data and confidential information we may have access to from time to time about the businesses we own and manage may also become more vulnerable to unauthorized access. We utilize a third party to manage the Company's corporate IT network and related resources and we actively collaborate with the third party to monitor risks and recent threats to our IT environment, develop protocols for responding to cybersecurity incidents, and train employees on common techniques used in cyber attacks. Our failure to adequately monitor our key third-party IT service provider could result in the failure of all or a portion of our IT resources and impact the operations of our business. Furthermore, loss of our third-party IT service provider could result in increased cost associated with acquiring new internal IT resources and developing internal IT processes.
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. For example, in the United States, D&B is subject to laws that provide for at least 50 disparate notification regimes. D&B is also subject to various laws in regulations in the other global markets it operates including Europe and Asia. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject D&B to regulatory scrutiny and additional liability. In many jurisdictions, including North America and the European Union, Alight is subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA") and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable protected health information, the Personal Information Protection and Electronic Documents Act and the European Union General Data Protection Regulation ("GDPR"). California also enacted legislation, the California Consumer Privacy Act of 2018 ("CCPA") and the related California Privacy Rights Act ("CPRA"), that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act took effect on January 1, 2023, and the Colorado Privacy Act took effect on July 1, 2023. We anticipate federal and state regulators to continue to consider and enact regulatory oversight initiatives and legislation related to privacy and cybersecurity. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which Alight provides services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Alight’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
If Cannae or its businesses are unable to protect their computer systems, software, networks, data and other technology assets it could have a material adverse effect on the value of our businesses, and ultimately, our financial condition and results of operations.
The due diligence process that we undertake in connection with new acquisitions may not reveal all facts that may be relevant in connection with acquisitions of ownership interests and we may not realize the anticipated benefits from past or potential future acquisitions, strategic transactions, investments, or our business model.
Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of business and transaction. Nevertheless, when conducting due diligence and making an assessment regarding an acquisition, we rely on the resources available to us, including information provided by the target of the transaction and, in some circumstances, third-party investigations. The due diligence investigation that we carry out with respect to any opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such opportunity. Moreover, such an investigation will not necessarily result in the acquisition being successful. As a result, we may not realize the benefits from our acquisitions that we anticipated at the time of our diligence and initial consummation of transactions.
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
We may make acquisitions in lines of business that are not directly tied to or synergistic with our current subsidiary companies. Accordingly, we may in the future acquire businesses in industries or geographic areas with which management is less familiar than we are with our current businesses.

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
Further, an acquisition may negatively affect our operating results because it may require us to incur charges and substantial debt or other liabilities, may cause adverse tax consequences, substantial depreciation and amortization of deferred compensation charges, may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, may include substantial contingent consideration payments or other compensation that reduces our earnings during the quarter in which it is incurred, or may not generate sufficient financial return to offset acquisition costs.
We may often pursue opportunities that involve business, regulatory, legal or other complexities, which could have a material adverse effect on our business, financial condition and results of operations.
As an element of our strategy, we may pursue unusually complex opportunities. This could often take the form of substantial business, regulatory or legal complexity. Our tolerance for complexity may present risks, and as such, transactions can be more difficult, expensive and time-consuming to finance and execute; it may be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions may sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm our performance.
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
Provisions contained in our charter and bylaws and provisions of the Delaware General Corporate Law, could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our stockholders. For example, our charter and bylaws: (1) authorize the issuance of "blank check" preferred stock that could be issued by us upon approval of our Board to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive; (2) provide that directors may be removed from office only for cause and that any vacancy on our Board may only be filled by a majority of our directors then in office, which may make it difficult for other stockholders to reconstitute our Board; (3) provide that special meetings of the stockholders may be called only upon the request of a majority of our Board or by our executive chairman, chief executive officer or president, as applicable; (4) require advance notice to be given by stockholders for any stockholder proposals or director nominees; (5) provide that directors are elected by a plurality of the votes cast by stockholders, which results in each director nominee elected by a plurality winning his or her seat upon receiving one "for" vote; and (6) provide that the board of directors is divided into three classes, as nearly equal in number as possible, with one class being elected at each annual meeting of stockholders, which could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of Cannae.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of our company.
Our consolidated financial statements include estimates made by management and actual results could differ materially from those estimates.
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include fair value measurements and accounting for income taxes. Actual results could differ from estimates. See Item 8 of Part II of this Annual Report for further discussion.
We record many of our ownership interests using the equity method of accounting, through which we record our proportionate share of their net earnings or loss in our consolidated financial statements. Equity-method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If we determine that there are indicators that the book value of any of our equity-method investments are not recoverable, we are required to estimate the fair value of the ownership interest. Determining the fair value of our non-public businesses is subjective and involves the use of estimates. If we determine the fair value of any of our ownership interests is less than its recorded book value, we may be required to record an impairment charge, which could have a material adverse effect on our results of operations. See further discussion of our policies and process for monitoring impairment in Item 7 of Part II of this Annual Report under the header Critical Accounting Policies and Estimates.
The global operations of certain of our ownership interests including D&B, Alight and BKFE may subject us to risks that could negatively affect our business.
These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, social unrest, natural disasters, military conflicts and terrorism, as well as exposure to the macroeconomic environment in such markets (including consumer preferences and spending, unemployment levels, wage and commodity inflation and foreign exchange rate fluctuations), the regulatory environment (including the risks of operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), and income and non-income based tax rates and laws. Adverse changes in any of these factors may materially adversely impact the businesses and value of our ownership interests in DNB, Alight and BKFE.
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
At Cannae, the board of directors oversees management’s process for identifying and mitigating risks, including cybersecurity risks. Senior leadership, including our Chief Information Security Officer ("CISO"), works diligently to identify, assess and manage material risks through our Enterprise Risk Management ("ERM") program. As part of that program, we conduct risk assessments to identify and assess our material business, operational and environmental risks and works with our management team to develop strategies and plans to mitigate and manage those risks, including cybersecurity risks related to the use of third-party service providers.

Our ERM program is overseen by a group of proficient individuals and is tailored to the unique structure of our business. As a holding company with a small group of highly qualified employees, we are well positioned to maintain operations in the event of a disaster or a material disruption to our information technology ("IT") infrastructure and networks. Our CISO has extensive information technology and program management experience as do many of the employees in the information security group for our third-party provider. Our CISO, as well as others in our third-party provider's information security group, hold certifications such as the Certified Information System Security Professional certification. Each of our various businesses separately maintains business continuity functions that adhere to the unique requirements of their business.
On an ongoing basis, management assesses the cybersecurity risks of Cannae and aligns its procedures and its audit plan with the identified and addressable risks. The underlying controls of the cyber risk management program are based on the recognized standards as outlined in the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. We utilize a third party to manage our IT network and processes and our ERM personnel work directly with the provider on all aspects of the Company's IT infrastructure and cybersecurity risks. Risks are evaluated over various timeframes; however, the focus of management’s risk assessment is on risks to the long-term solvency and sustainability of the ongoing operations of Cannae. Risks with the potential for an adverse impact to the Company in the near term are prioritized to the extent they present a material risk to the financial viability of the Company.
We apply a comprehensive approach to the mitigation of identified security risks, including monitoring our third-party IT service provider and management of our unconsolidated affiliates. As a holding company with relatively low volumes of personnel and third-party data, we have established policies, procedures and controls, including those related to privacy, information security and cybersecurity, and we employ a broad and diversified set of IT risk monitoring and risk mitigation techniques tailored to the unique nature of our business, including threat and vulnerability management, security monitoring, identity and access management, phishing awareness, risk oversight, third-party risk management, disaster recovery and business continuity management.
In the event of a cybersecurity incident, we have established protocols for management's response to incidents and we regularly test those protocols with appropriate management personnel. Such protocols include an incident response playbook with the assessment of cybersecurity risks and procedures and hierarchies for escalating and reporting incidents to executive management, the board of directors, investors, government agencies and the general public.
The employees at our consolidated companies are the strongest assets in protecting information and mitigating risk. We monitor the security practices of our employees, including training programs that focus on applicable privacy, security, legal, and regulatory requirements that provide ongoing enhancement of their respective security and risk cultures. Our employees participate in an annual Information Security Training.
The Board administers its risk oversight function directly and through committees and our Board has a strong focus on cybersecurity. Our approaches to cybersecurity and privacy are overseen by the audit committee. At each regular meeting of the audit committee of our Board, management provides reports relating to existing and emerging risk at our companies, including, as appropriate, cyber and data security risks, and any security incidents. At least annually (or more frequently in the event of material changes to the Company) the update to the audit committee includes a summary of management’s complete reassessment of the Company’s risk and control environment identified through our ERM program. Our audit committee chairman reports on these discussions to our Board on a quarterly basis.
See Item 1A Risk Factors for discussion of material risks faced by the Company, including risks related to cybersecurity and IT.
Item 2.      Properties
Our corporate headquarters are located in Las Vegas, Nevada in owned facilities.
Restaurant Group. The Restaurant Group's headquarters are located in Nashville, Tennessee with another office location in Woburn, Massachusetts. All of our restaurants except six are leased from third parties, and are located in 24 states throughout the U.S. Substantially all of our Restaurant Group's revenues are generated in those states.
Corporate and Other. Brasada owns an 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon.
Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion under Legal and Regulatory Contingencies in Note M - Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part I, Item 3.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock trades on The New York Stock Exchange under the "CNNE" trading symbol.
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2023. The peer group comparison has been weighted based on their stock market capitalization. The graph tracks the performance of a of $100.00 investment, with reinvestment of all dividends (if any), from December 31, 2018 through December 31, 2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cannae Holdings, Inc.	100.00	217.23	258.59	205.32	120.62	113.96
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group (1)	100.00	161.50	162.46	245.43	221.89	315.85
______________________________
(1) Peer group consists of the following companies: Apollo Global Management Inc., Compass Diversified Holdings, FS KKR Capital Corp, Golub Capital BDC, Inc., New Mountain Finance Corporation and Prospect Capital Corporation. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

On January 31, 2024, the last reported sale price of our common stock on The New York Stock Exchange was $20.25 per share. We had approximately 4,438 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On August 3, 2022, our Board authorized a new three-year stock repurchase program, (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2023, we repurchased 6,137,355 shares of CNNE common stock for approximately $118.5 million in the aggregate, or an average of $19.31 per share, pursuant to the 2022 Repurchase Program.
On October 29, 2023, our Board authorized a new stock repurchase program, (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. We have not made any repurchases of our common stock under the 2023 Repurchase Program.
The following table summarizes repurchases of equity securities by Cannae during the quarter ending December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/1/2023 - 10/31/2023	52,567	18.7639	52,567	12,935,395
11/1/2023 - 11/30/2023	339,932	17.6878	339,932	12,595,463
12/1/2023 - 12/31/2023	—	—	—	12,595,463
Total	392,499		392,499
______________________________
(1)    On August 3, 2022, our Board of Directors approved the 2022 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock through August 3, 2025.
(2)    On October 29, 2023, our Board of Directors approved the 2023 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
(3)    As of the last day of the applicable month.

On February 21, 2024, we announced a tender offer to purchase up to $200 million of shares of our common stock at a purchase price of not less than $20.75 per share and not greater than $23.75 per share (the "Tender Offer"). We are conducting the Tender Offer through a procedure commonly referred to as a "modified Dutch auction." This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The Company intends to commence the Tender Offer in early March 2024 and will be funded by cash on hand. Further details, including the terms and conditions of the Tender Offer, will be provided in the offer to purchase and other documents to be filed with the SEC in connection with the Tender Offer.
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
Recent Developments
Dayforce
In the year ended December 31, 2023, we completed the sale of 2.0 million shares of common stock of Dayforce. In connection with the sale, we received proceeds of $144.7 million.
As of December 31, 2023, we owned 4.0 million shares of Dayforce common stock which represented approximately 2.6% of the outstanding common stock of Dayforce.

Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Dayforce and other equity securities.
Subsequent to December 31, 2023 through the date of this Annual Report, we sold 2.0 million shares of common stock of Dayforce for proceeds of $141.9 million.
Dun & Bradstreet
On February 9, 2023, April 26, 2023, July 26, 2023, and October 26, 2023, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of D&B common stock. In the year ended December 31, 2023, we received $15.8 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of December 31, 2023, we owned 79.0 million shares of D&B, which represented approximately 18.0% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Black Knight Football and Entertainment
In the year ended December 31, 2023, we invested $109.8 million in BKFE. BKFE used the proceeds from investments from Cannae and others to acquire its interests in football clubs and further invest in its infrastructure and playing squads.
As of December 31, 2023, we hold a 47.7% ownership interest in BKFE.
See Note B - Investments for further discussion of our accounting for our ownership interest in BKFE and other equity method investments.
Paysafe
During the year ended December 31, 2023, we completed the sale of 1.6 million shares of common stock of Paysafe for aggregate proceeds of $18.5 million and generating expected tax savings for the Company.
As a result of our sales of Paysafe common stock, certain of our rights to nominate members to Paysafe's board of directors pursuant to a shareholders agreement were reduced. As a result of our reduction in governance rights over Paysafe's board of directors, we no longer exercise significant influence over Paysafe as of the fourth quarter of 2023. As of December 31, 2023 we account for our investment in Paysafe at fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Paysafe to its fair value of $22.4 million as of December 31, 2023 and recording a gain on such revaluation of $4.4 million (net of $0.6 million of before-tax gains reclassified from other comprehensive earnings), which is included in Recognized gains and losses, net on the Consolidated Statement of Operations for the year ended December 31, 2023.
As of December 31, 2023, we owned 1.8 million shares of Paysafe which represented approximately 2.8% of the outstanding common equity of Paysafe.
See Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Paysafe and other equity securities.
Subsequent to December 31, 2023, we purchased 1.6 million shares of Paysafe for $23.4 million. Following the purchases, Cannae holds a 5.5% ownership interest in Paysafe.
Other Developments
On August 3, 2022, our Board authorized a three-year stock repurchase program (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2023, we repurchased 6,137,355 shares of CNNE common stock for approximately $118.5 million in the aggregate, or an average of $19.31 per share, pursuant to the 2022 Repurchase Program.
On October 29, 2023, our Board authorized a new stock repurchase program (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program.
On May 22, 2023, we invested $52.1 million for an 89% ownership interest in Minden Mill. Minden Mill, through its wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, are the general partner of Minden

Mill and manage all aspects of its operation on behalf of the Company. The investment in Minden Mill is accounted for as an investment in an unconsolidated affiliate. See Note B - Investments for further discussion of our investments in unconsolidated affiliates.
On September 30, 2023, the Company, Cannae LLC and Trasimene entered into a Second Amended and Restated Management Services Agreement (the "Second Amended MSA") which amended and restated the Management Services Agreement dated as of August 27, 2019, as amended on January 27, 2021 and further amended on August 4, 2021 (the "Original MSA"). The Second Amended MSA amended and restated the Original MSA primarily to (i) reduce the management fee from 1.5% to 1.25% for amounts greater than $2.5 billion of cost of invested capital, (ii) reduce the base fee for terminating the agreement from the average annual management fee for the preceding 24-month period as of a termination date (approximately $40 million for the period ended September 30, 2023) to $20 million, except in the event the termination results from a third party change of control in which case the base fee was $40 million, and (iii) require all transactions with affiliates of the Manager be reviewed by a new Related Person Transaction Committee of our Board. The Second Amended MSA had an initial term of five years.
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA") which amends and restates the Second Amended MSA. The Third Amended MSA amends the Second Amended MSA primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended and Restated MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
On December 28, 2023, we received a distribution of $36.8 million from BGPT Catalyst, LP ("CSI LP"), the entity through which we own our interest in CSI. The distribution resulted from CSI LPs sale of a portion of CSI to a third party. Following the transaction, Cannae owns a 6.5% indirect interest in CSI.
On February 21, 2024, we announced the Tender Offer. We are conducting the Tender Offer through a procedure commonly referred to as a "modified Dutch auction." This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The Company intends to commence the Tender Offer in early March 2024 and will be funded by cash on hand. Further details, including the terms and conditions of the Tender Offer, will be provided in the offer to purchase and other documents to be filed with the SEC in connection with the Tender Offer.
On February 21, 2024, we issued 1.85 million shares of common stock of the Company from the Company’s treasury and paid $18.3 million in cash, in the aggregate, to certain partners of JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA") in exchange for a minority interest in JANA. The shares of Company common stock issued to JANA are subject to customary lock-up provisions. The transaction is valued at $55.5 million based on the closing price of the Company's common stock on February 21, 2024. Cannae also committed to invest $50 million into JANA funds. JANA is an investment manager founded in 2001. Cannae’s investment in JANA and JANA funds will not be subject to fees under the Management Services Agreement with Trasimene. The Company plans to partner alongside JANA on situations that may present an attractive control acquisition or other similar strategic investment opportunities that are consistent with Cannae’s primary business of acquiring operating companies and actively engaging in managing and operating those companies. Cannae's $50 million investment in JANA funds and any future investments in JANA funds will not be subject to customary fees charged by JANA.
Related Party Transactions
Our financial statements for all years presented reflect transactions with our Manager and certain members of our Board. See Note O - Related Party Transactions to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. See Note A - Basis of Financial Statements to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for discussion of all our significant accounting policies.
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
Investments in unconsolidated affiliates - applicability of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 323. Investments in unconsolidated affiliates are recorded using the equity method of accounting. If an investor does not possess a controlling financial interest over an investee but has the ability to exercise significant influence over the investee’s operating and financial policies, the investor must account for such an investment under the equity method of accounting. For investments in common stock or in-substance common stock of an investee, which an investor does not control, the general but rebuttable presumption exists that an ownership of greater than 20% of the outstanding common stock of an investee indicates the investor has significant influence. For investments in partnerships and similar entities for which an investor does not control, equity method of accounting for the investment is generally required unless the investor's interest is so minor that the investor has virtually no influence.
In the ordinary course of our business, we make investments in companies that provide us with varying degrees of control and influence over the underlying investees through our level of ownership of the outstanding equity of the investee, participation in management of the investee, participation on the board of directors of the investee, and/or legal agreements with other investors with control implications. As a result, our analysis of the appropriate accounting for our various ownership interests often requires judgment regarding the level of control, significant influence or lack thereof the Company has over each investee. If we are required to account at fair value for certain of our ownership interests in which we have concluded the Company has significant influence resulting in the application of the equity method of accounting, the impact of such change could significantly impact the Company's Consolidated Financial Statements.
As a result of our sales of Paysafe common stock, certain of our rights to nominate members to Paysafe's board of directors pursuant to a shareholders agreement were reduced. As a result of our reduction in governance rights over Paysafe's board of directors, we no longer exercise significant influence over Paysafe as of the fourth quarter of 2023. As of December 31, 2023 we account for our investment in Paysafe at fair value pursuant to the investment in equity security guidance of ASC 321. The change resulted in the revaluation of our investment in Paysafe to its fair value of $22.4 million as of December 31, 2023 and recording a gain on such revaluation of $4.4 million (net of $0.6 million of before-tax gains reclassified from other comprehensive earnings), which is included in Recognized losses, net on the Consolidated Statement of Operations for the year ended December 31, 2023.
As of December 31, 2023, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our ownership interest under the equity method because (i) we continue to exert significant influence through, and in connection with, our 18.0% ownership and (ii) certain of our senior management and directors serve on Dun & Bradstreet's board of directors.
As of December 31, 2023, the book value of our investment in D&B accounted for under the equity method of accounting is $827.7 million. Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was $924.9 million as of December 31, 2023.
As of December 31, 2023, we hold less than 20% of the outstanding common equity of Alight but we account for our ownership under the equity method because we exert significant influence: (i) through, and in connection with, our 9.7% ownership, (ii) because certain of our senior management and directors serve on Alight's board of directors, including our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, who is also the chairman of Alight's board of directors, and (iii) because we are party to an agreement with Alight pursuant to which we have the ability to appoint or be consulted on the election of the directors of Alight.
As of December 31, 2023, the book value of our investment in Alight accounted for under the equity method of accounting is $507.2 million. Based on quoted market prices, the aggregate fair market value of our ownership of Alight common stock was approximately $447.6 million as of December 31, 2023.
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
For the years ended December 31, 2022 and 2021, we recorded impairment charges to our interest in Paysafe of $236.0 million and $391.8 million, respectively, which are included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the years then ended. The impairment charge in 2022 resulted from significant impairments recorded by Paysafe to its intangible assets, the quantum of the decrease in the fair market value of our ownership interest, negative trends in the alternative payments industry and decreasing market multiples of peer companies at that time, management determined the decrease in value of our ownership interest in Paysafe was other-than-temporary. The impairment charge in 2021 resulted from significant impairments recorded by Paysafe to its intangible assets and the quantum of the decrease in the fair market value of our investment. The fair value used in the impairment analyses in each period were determined using the publicly traded price for Paysafe common stock.

In the year ended December 31, 2023, we recorded an impairment to our interest in Sightline of $70.2 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2023. Our interest was determined to be impaired in the quarter ended September 30, 2023 due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the impact of the economic environment on Sightline's business. The aggregate fair market value of our ownership of Sightline equity was approximately $162.3 million as of September 30, 2023 and was based on a valuation using a hybrid discounted cash flow and market comparison approach. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline and the discount rate used in the discounted cash flow analysis. The primary significant unobservable input used was the 29% discount rate used in the discounted cash flow analysis.
In the year-ended December 31, 2023, we recorded an impairment to our interest in System1 of $63.9 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations. The investment was determined to be impaired in the quarter ended September 30, 2023 due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of System1, and the uncertainty of the impact of the economic environment on System1's business. As of September 30, 2023, the book value of our investment in System1 accounted for under the equity method of accounting prior to any impairment was $96.5 million. Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $32.7 million as of September 30, 2023.
As of December 31, 2023, the fair value of our ownership interest in Alight based on quoted market prices was $447.6 million and the book value of our recorded asset for Alight was $507.2 million. While the fair value of our interest in Alight is below our book value, there are no other indicators that our interest is other-than-temporarily impaired. Alight has generally outperformed market expectations and our expectations for its results of operations from when we initially invested in Alight and there are no indications that the book value of our interest will not be recoverable at this time. Due to these factors, we consider the decline in value to be temporary as of December 31, 2023. Though we do not currently believe our interest in Alight is other-than-temporarily impaired, because the fair value is currently below the book value of our interest in Alight, further declines in fair value of the interest, deterioration in Alight's actual or forecasted results of operations or adverse changes in the US macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of December 31, 2023, we had a net deferred tax asset of $82.0 million, which primarily includes $41.6 million related to temporary differences for our investments held through partnerships and $35.2 million for holding company net operating loss ("NOL") carryforwards. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2023, the Company is in a cumulative book loss position. The Company is relying on deferred tax liabilities, and the ability to carry back capital losses, as sources of income to facilitate the recovery of its deferred tax assets. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of December 31, 2023, the Company has a valuation allowance of $4.6 million related to state NOLs as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our other deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record a valuation allowance on its net deferred tax asset in future periods.
Refer to Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for income taxes.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our Consolidated Financial Statements.

Certain Factors Affecting Comparability
Year ended December 31, 2023. In the year ended December 31, 2023, the Restaurant Group undertook a project to renegotiate or terminate leases and close O'Charley's stores with unfavorable store-level cash flow profiles. Through this process they have closed 77 O'Charley's stores in the year ended December 31, 2023.
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
Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Restaurant revenue	$536.0	$630.6	$704.7
Other operating revenue	34.0	31.5	37.5
Total operating revenues	570.0	662.1	742.2
Operating expenses:
Cost of restaurant revenue	474.9	571.4	617.4
Personnel costs	52.1	59.5	80.1
Depreciation and amortization	19.0	22.8	26.6
Other operating expenses, including asset impairments	142.9	153.0	151.6
Total operating expenses	688.9	806.7	875.7
Operating loss	(118.9)	(144.6)	(133.5)
Other income (expense):
Interest, investment and other income	13.6	2.5	21.1
Interest expense	(17.9)	(12.3)	(9.8)
Recognized losses, net	(83.9)	(181.2)	(310.8)
Total other expense	(88.2)	(191.0)	(299.5)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(207.1)	(335.6)	(433.0)
Income tax benefit	(77.0)	(89.9)	(74.0)
Loss before equity in (losses) earnings of unconsolidated affiliates	(130.1)	(245.7)	(359.0)
Equity in (losses) earnings of unconsolidated affiliates	(194.0)	(183.9)	72.6
Net loss	(324.1)	(429.6)	(286.4)
Less: Net (loss) earnings attributable to non-controlling interests	(10.7)	(1.5)	0.6
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(313.4)	$(428.1)	$(287.0)
Revenues
Total revenue in 2023 decreased $92.1 million compared to 2022, primarily driven by a decrease in revenue in the Restaurant Group segment. Total revenue in 2022 decreased $80.1 million compared to 2021, primarily driven by a decrease in revenue in the Restaurant Group segment.
The change in revenues from our segments is discussed in further detail at the segment level below.
Expenses
Our operating expenses consist primarily of personnel costs, cost of restaurant revenue, other operating expenses, and depreciation and amortization.

Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, groceries, produce, seafood, poultry and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates, payroll and related costs and expenses relating directly to restaurant level activities, and restaurant operating costs including occupancy and other operating expenses at the restaurant level.
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
Income tax benefit was $77.0 million, $89.9 million, and $74.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 37.2%, 26.8%, and 17.1%, respectively. The change in the effective tax rate in all periods is primarily attributable to the varying impact of earnings or losses from unconsolidated affiliates on our consolidated pretax earnings or losses. The fluctuation in income tax benefit as a percentage of loss before income taxes is attributable to our estimate of ultimate income tax liability or benefit and changes in the characteristics of net earnings or loss year to year, such as the weighting of operating income versus investment income.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Equity in (losses) earnings of unconsolidated affiliates for the periods indicated consisted of the following (in millions):

	Year ended December 31,
	2023	2022	2021
	(in millions)
Dun & Bradstreet (1)	$(17.1)	$(8.8)	$(13.5)
Alight	(35.1)	(1.6)	38.2
Sightline (2)	(18.0)	(19.3)	(2.4)
BKFE	(51.9)	—	—
System1	(66.8)	(14.2)	—
Paysafe (3)	(2.3)	(144.2)	53.3
Other	(2.8)	4.2	(3.0)
Total	$(194.0)	$(183.9)	$72.6
_____________________________________
(1) Equity in losses for D&B includes $8.6 million and $7.5 million of loss for the year ended December 31, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $7.3 million and $7.7 million of loss for the year ended December 31, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Sightline.
(3) The amount for the year ended December 31, 2023 represents the Company's equity in losses of Paysafe in the period from January 1, 2023 to December 31, 2023 prior to the change in accounting for the investment beginning December 31, 2023. See Note A - Business and Summary of Significant Accounting Policies.
Net Loss
Net loss attributable to Cannae decreased $114.7 million in the year ended December 31, 2023, compared to 2022. Total net loss attributable to Cannae increased $141.1 million in the year ended December 31, 2022, compared to 2021.
The change in net loss is attributable to the factors discussed above and net loss from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Restaurant revenue	$536.0	$630.6	$704.7
Operating expenses:
Cost of restaurant revenue	474.9	571.4	617.4
Personnel costs	23.2	24.2	34.5
Depreciation and amortization	17.0	20.5	24.0
Other operating expenses, including asset impairments	75.9	36.5	40.4
Total operating expenses	591.0	652.6	716.3
Operating loss	(55.0)	(22.0)	(11.6)
Other income (expense):
Interest expense	(6.1)	(4.2)	(8.8)
Recognized gains, net	36.0	7.8	2.1
Total other income (expense)	29.9	3.6	(6.7)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(25.1)	(18.4)	(18.3)
Total revenues for the Restaurant Group segment decreased $94.6 million, or 15.0%, in the year ended December 31, 2023 from 2022. The decrease was primarily attributable to approximately $79.6 million of incremental revenue included in the year ended December 31, 2022 associated with stores that were closed prior to December 31, 2023 and a decline in comparable store sales.
Total revenues for the Restaurant Group segment decreased $74.1 million, or 10.5%, in the year ended December 31, 2022 from 2021. The decrease was primarily attributable to decreased revenue related to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts in 2021 and the closure and sales of underperforming O'Charley's locations. Revenue associated with our Legendary Baking, Village Inn, and Baker's Square brands was $62.0 million in the year ended December 31, 2021. Revenue recorded for these brands in the year ended December 31, 2021 represents these brands' revenues through their respective dates of sales in the third quarter of 2021 and subsequent run-off sales of the remaining inventory of Legendary Baking.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed (2.1)%, 7.5%, and 39.4% in the years ended December 31, 2023, 2022 and 2021, respectively, from the prior fiscal years. The decrease in 2023 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit. The increase in 2022 is primarily attributable to an increase in the average amount spent by customers each visit offset by a decrease in guest counts. The increase in 2021 is primarily attributable to increased guest counts resulting from the loosening of COVID-19 restrictions and an increase in the average amount spent by customers each visit. Comparable store sales for our O'Charley's brand changed (3.4)%, (5.8)% and 24.7% in the years ended December 31, 2023, 2022 and 2021, respectively, from the prior fiscal years. The decrease in 2023 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit. The decrease in 2022 is primarily attributable to decreased guest counts offset by an increase in the average amount spent by customers each visit. The increase in 2021 is primarily attributable to increased guest counts resulting from the abatement of COVID-19 restrictions and an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased $96.5 million, or 16.9%, in the year ended December 31, 2023 from 2022. Cost of restaurant revenue decreased $46.0 million, or 7.5%, in the year ended December 31, 2022 from 2021. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 88.6%, 90.6%, and 87.6% in the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in cost of restaurant revenue as a percentage of restaurant revenue in 2023 compared to 2022 is primarily attributable to an easing of inflation in the cost of labor, food and supplies relative to customary increases in menu pricing. The increase in cost of restaurant revenue as a percentage of restaurant revenue in 2022 compared to 2021 is primarily attributable to increased costs of labor, food, and supplies.
Personnel costs decreased by $10.3 million, or 29.9%, in the year ended December 31, 2022 from 2021. The decrease is primarily attributable to our sale of the Village Inn, Baker's Square, and Legendary Baking concepts in the prior year.
Other operating expenses increased by $39.4 million, or 107.9%, in the year ended December 31, 2023 from 2022. The increase is primarily attributable to $36.8 million of impairment recorded to the Restaurant Group's property and equipment, lease assets and other intangible assets in the year ended December 31, 2023.
Recognized gains, net, increased $28.2 million, or 361.5%, in the year ended December 31, 2023 from 2022. The increase is primarily attributable to $30.2 million of gains recorded upon derecognition of O'Charley's lease liabilities associated with stores closed in 2023 and upon conversion of certain stores from a failed sale lease back in previous years to operating leases in 2023.
Dun & Bradstreet
As of December 31, 2023, we owned approximately 18.0% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in D&B under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Year ended December 31,
	2023	2022	2021
	(In millions)
Total revenues	$2,314.0	$2,224.6	$2,165.6
Operating income	140.3	149.9	145.6
Net (loss) earnings	(43.7)	4.1	(65.9)
Less: net earnings attributable to noncontrolling interest	3.3	6.4	5.8
Net loss attributable to Dun & Bradstreet	(47.0)	(2.3)	(71.7)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
As of December 31, 2023, we owned approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from July 2, 2021 through December 31, 2021
	(In millions)
Total revenues	$3,410.0	$3,132.0	$1,554.0
Gross profit	1,140.0	996.0	532.0
Net loss	(362.0)	(72.0)	(48.0)
Net loss attributable to noncontrolling interests	(17.0)	(10.0)	(13.0)
Net loss attributable to Alight	(345.0)	(62.0)	(35.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.

Black Knight Football and Entertainment
As of December 31, 2023, we owned approximately 47.7% of the ownership interest of BKFE. We account for our ownership of BKFE under the equity method of accounting and report our equity in the earnings or loss of BKFE on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the year ended December 31, 2023 includes our equity in BKFE’s losses for the period from December 13, 2022 (the date we acquired our initial interest in BKFE) through September 30, 2023.
Summarized financial information for BKFE for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

For the period from December 13, 2022 through September 30, 2023
(In millions)
Total revenues	$149.0
Operating loss	(93.8)
Losses of unconsolidated affiliates	(5.3)
Net loss attributable to BKFE	(103.8)
BKFE's total revenue is primarily attributable to Premier League media rights revenue earned by AFCB. Revenues were more than offset by $118.0 million of personnel cost and $99.8 million of depreciation and amortization of property and equipment and intangible assets by AFCB.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Other operating revenue	$34.0	$31.5	$37.5
Operating expenses:
Personnel costs	28.9	35.3	45.6
Depreciation and amortization	2.0	2.3	2.6
Other operating expenses	67.0	116.5	111.2
Total operating expenses	97.9	154.1	159.4
Operating loss	(63.9)	(122.6)	(121.9)
Other income (expense):
Interest, investment and other income	13.6	2.5	21.1
Interest expense	(11.8)	(8.1)	(1.0)
Recognized losses, net	(119.9)	(189.0)	(312.9)
Total other expense	(118.1)	(194.6)	(292.8)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(182.0)	(317.2)	(414.7)
Revenues associated with Brasada Ranch were $33.5 million, $30.9 million, and $29.3 million in the years ended December 31, 2023, 2022 and 2021, respectively. Total operating expenses associated with Brasada Ranch were $30.2 million, $28.3 million and $24.4 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Personnel costs decreased $6.4 million, or 18.1%, in the year ended December 31, 2023 compared to 2022, and decreased $10.3 million, or 22.6%, in the year ended December 31, 2022 compared to 2021. The change in both periods is primarily driven by a change in investment success bonuses paid related to our sales of shares of Dayforce, as the Company sold 2 million shares of Dayforce in 2023 compared to 4 million in each of 2022 and 2021.

Other operating expenses decreased $49.5 million, or 42.5%, in the year ended December 31, 2023 compared to 2022. The decrease is primarily attributable to $49.3 million of carried interest expense attributable to our sale of Optimal Blue in 2022, of which $31.8 million was paid in D&B stock.
Interest, investment and other income increased $11.1 million in the year ended December 31, 2023 compared to 2022. The increase was primarily attributable to increased interest income on our cash and short term investments resulting from increased market interest rates. Interest, investment and other income decreased $18.6 million in the year ended December 31, 2022 compared to 2021. The decrease was primarily attributable to $15.1 million of income in the 2021 period related to fees earned for the Company's funding of redemptions for Alight's SPAC merger.
Interest expense increased $7.1 million in the year ended December 31, 2022 compared to 2021. The increase was attributable to an increase in corporate debt outstanding. See Note K - Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt.
Recognized losses, net in our Corporate and Other segment consists of the following:

	Year ended December 31,
	2023	2022	2021
Dayforce fair value adjustments	$28.3	$(374.1)	$45.5
Sightline impairment	(70.2)	—	—
Paysafe impairment	—	(236.0)	(391.8)
System1 impairment	(63.9)	(101.7)	—
QOMPLX impairment	(9.0)	(32.8)	—
Dun & Bradstreet gain on partial sales	—	19.3	111.1
Optimal Blue gain on sale	—	313.0	—
AmeriLife fair value adjustment (1)	—	67.3	—
AmeriLife gain on partial sales	—	176.4	—
Paysafe and other warrant securities mark to market adjustments	—	(23.5)	(35.1)
Other, net	(5.1)	3.1	(42.6)
Recognized losses, net	$(119.9)	$(189.0)	$(312.9)
_____________________________________

(1) Represents the gain recorded upon the revaluation of our investment to fair value on November 15, 2022.

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
As of December 31, 2023, we had cash and cash equivalents of $106.2 million, of which $92.8 million was cash held by the corporate holding company, $15.6 million of short term investments, and $150.0 million of available borrowing capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility. As of December 31, 2023, we were committed under letters of credit totaling $8.9 million issued primarily in connection with casualty insurance programs for our Restaurant Group employees.
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

The Company believes the holding company's balances of cash, cash equivalents, short term investments, marketable equity securities, cash generated by its investments and capacity under its credit agreements, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including, funding future investments, other strategic initiatives and/or conserving cash.
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2023, 2022, and 2021 were $87.8 million, $205.1 million and $176.1 million, respectively. The decrease in cash used in operations of $117.3 million from 2023 compared to 2022 is primarily attributable to lower tax payments and carried interest expense incurred with our Manager. The decrease in cash provided by operations of $29.0 million from 2022 compared to 2021 is primarily attributable to increased operating loss and timing of payment and receipt of accounts payable and receivable.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the years ended December 31, 2023, 2022, and 2021 were $53.1 million, $521.2 million and $(272.4) million, respectively. The change in cash provided by (used in) investing activities of $468.1 million from 2023 compared to 2022 is primarily attributable to higher proceeds from sales of Dayforce, AmeriLife, Optimal Blue, D&B and CorroHealth in the 2022 period compared to lower proceeds from sales of Dayforce in 2023 period, partially offset by increased proceeds from distributions from unconsolidated affiliates in the 2023 period and the investment in System1 in the 2022 period. The change in cash provided by (used in) investing activities of $793.6 million from 2022 compared to 2021 is primarily attributable to proceeds from sales of investments partially offset by a decrease in new investment purchases. See our consolidated statement of cash flows included in Item 8 of Part II of this Annual Report for a detailed breakout of cash flows from purchases and sales of investments.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $10.0 million, $14.3 million and $13.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Capital expenditures in all years primarily consisted of purchases of equipment and leasehold improvements in our Restaurant Group segment and property improvements at our real estate operations.
Financing Cash Flows. Our cash flows used in financing activities for the years ended December 31, 2023, 2022, and 2021 were $106.8 million, $154.2 million and $190.4 million, respectively. The decrease in cash used in financing activities of $47.4 million from 2023 compared to 2022 is primarily attributable to a reduction in treasury stock repurchases in 2023 compared to 2022 and lower proceeds from debt, net of repayments. The decrease in cash used in financing activities of $36.2 million from 2022 compared to 2021 is primarily attributable to a reduction in borrowings partially offset by increased purchases of treasury stock in 2022.
Financing Arrangements. For a description of our historical financing arrangements see Note K - Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Contractual Obligations. Our long-term contractual obligations generally include our credit agreements and debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.
See Note G - Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our leasing arrangements.
On September 30, 2023, the Company, Cannae LLC and Trasimene entered into the Amended MSA which amends and restates the Original MSA primarily to (i) reduce the management fee from 1.5% to 1.25% for amounts greater than $2.5 billion of cost of invested capital, (ii) reduce the base fee for terminating the agreement from the average annual management fee for the preceding 24-month period as of a termination date (approximately $40 million for the period ended September 30, 2023) to $20 million, except in the event the termination results from a third party change of control in which case the base fee is $40 million, and (iii) require all transactions with affiliates of the Manager be reviewed by a new Related Person Transaction Committee of the Company's Board of Directors. The Amended MSA has an initial term of five years. The Amended MSA will be automatically renewed for one-year terms thereafter unless terminated by either the Company or the Manager in accordance with the terms of the Amended MSA.
Pursuant to the terms of the Amended MSA, we are obligated to pay our Manager a quarterly management fee as of the last day of each fiscal quarter, payable in arrears in cash, as may be adjusted pursuant to the terms of the Management Services Agreement. Management fees payable to our Manager are included for the initial 5-year term of the Management Services Agreement that began in September 2023 and are based on our cost of invested capital of $2,403.8 million as of December 31, 2023.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and

the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2023 to determine the amount of the obligations.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain O'Charley's restaurant locations that are accounted for as failed sale and leaseback transactions.
     As of December 31, 2023, our required annual payments relating to these contractual obligations were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total

Unconditional purchase obligations	$27.1	$9.1	$5.6	$2.9	$0.8	$—	$45.5
Operating lease payments	24.7	23.3	21.8	20.4	18.5	125.9	234.6
Notes payable	3.0	85.8	11.9	0.5	2.4	1.8	105.4
Management fees payable to Manager	36.1	36.1	36.1	36.1	27.0	—	171.4
Restaurant Group financing obligations	1.3	1.2	1.2	1.3	1.3	7.2	13.5
Total	$92.2	$155.5	$76.6	$61.2	$50.0	$134.9	$570.4
Capital Stock Transactions. For information on our 2022 Repurchase Program, 2023 Repurchase Program and the Tender Offer, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
Equity Price Risk
We are exposed to market price fluctuations associated with the Company's equity securities holdings. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2023, we held $290.9 million in equity securities which are recorded at fair value. The carrying values of equity securities subject to equity price risks are directly derived from quoted market prices. See Note C - Fair Value Measurements to our Consolidated Financial Statements for further discussion of our fair value measurements for equity securities. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the book effects that market risk exposures may have on the fair values of our equity securities. At December 31, 2023, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities of $58.2 million.
See discussion of our accounting for interests in unconsolidated affiliates under the header Critical Accounting Policies and Estimates in Item 7 of this Annual Report for further discussion of the potential impact of the Company's monitoring of impairment of its interests in unconsolidated affiliates.
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

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Deloitte & Touche, LLP, Las Vegas, NV Auditor Firm ID: 34)	41
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	42
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Chicago, IL Auditor Firm ID: 42)	44
Consolidated Balance Sheets as of December 31, 2023 and 2022	46
Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	47
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2023, 2022, and 2021	48
Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021	49
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the consolidated financial statements of Dun and Bradstreet Holdings, Inc. ("Dun & Bradstreet") or Alight, Inc. ("Alight"), the Company's investments in which are accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Dun & Bradstreet of $827.7 million and $857.1 million as of December 31, 2023 and 2022, respectively, and its equity in (losses) of Dun & Bradstreet of $(17.1) million, $(8.8) million, and $(13.5) million for the years ended December 31, 2023, 2022, and 2021, respectively. The accompanying financial statements of the Company include its equity investment in Alight of $507.2 million and $532.2 million as of December 31, 2023 and 2022, respectively, and its equity in (losses) earnings of Alight of $(35.1) million, $(1.6) million and $38.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Dun & Bradstreet and Alight, is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Investments in Unconsolidated Affiliates in Sightline and System1 — Other-than-temporary impairment — Refer to Note B to the financial statements

Critical Audit Matter Description

As of December 31, 2023, the Company owns approximately 32.6% and 31.0% of the common equity of Sightline Payments Holdings, LLC ("Sightline") and System1, Inc. ("System1"), respectively, and accounts for these investments using the equity method of accounting.

On an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-temporarily below the recorded book value of the investment. Management determined the decreases in value of its investments in Sightline and System1 were other-than-temporary. Accordingly, the Company recorded an impairment of $70.2 million and $63.9 million on its investments in Sightline and System1, respectively, which is included in Recognized losses, net, on the Consolidated Statement of Operations for the year ended December 31, 2023.

The determination of whether the impairment of the Company’s investments in Sightline and System1 was other-than-temporary required significant accounting judgments. Additionally, the fair value determination of Sightline was based on a hybrid discounted cash flow and market comparison approach and required management to make significant estimates and assumptions around expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the "forecasts") and the selection of discount rates. The fair value measurement for Sightline is considered a level 3 fair value measure while the fair value measurement for System1 was based on quoted market prices.

Therefore, auditing management’s accounting judgments related to the other-than-temporary impairments for Sightline and System1 as well as the forecasts and the selection of discount rates used to determine the fair value of Sightline, involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's accounting judgments for the other-than-temporarily impairments for Sightline and System1 as well as the forecasts and the selection of discount rates used to determine the fair value of Sightline, included the following:
•We tested the effectiveness of the controls over the Company’s determination that its investments in Sightline and System1 were other-than-temporarily impaired, as well as the forecasts and the selection of discount rates used to determine the fair value of Sightline.
•We evaluated the judgments documented by management to determine that the Company’s investments in Sightline and System1 were other-than-temporarily impaired and the events and changes in circumstances was indicative of an other-than-temporary impairment in conformity with accounting principles generally accepted in the United States of America.
•As it related to the Sightline fair value determination, we evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and (3) forecasted information included in industry reports of Sightline and companies in its peer group.
•As it related to the Sightline fair value determination, with the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 29, 2024

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alight, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows for the period from January 1, 2021 through June 30, 2021 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, the period from July 1, 2021 through December 31, 2021 (Successor), and the period from January 1, 2021 through June 30, 2021 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter	At December 31, 2023, the Company’s Health Solutions, Wealth Solutions, Cloud Services, and Professional Services reporting units had $3,084 million, $128 million, $258 million and $73 million of goodwill, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. The Company determined the fair value of its Health Solutions, Wealth Solutions and Professional Services reporting units exceeded the carrying values. The Company recognized an impairment of $148 million related to the Cloud Services reporting unit during the year ended December 31, 2023.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. The more subjective assumptions used in the analysis were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, the long term growth rate, and the discount rate, which are all affected by expectations about future market or economic conditions.

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

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to evaluate the Company’s model, methods, and the more sensitive assumptions utilized, such as the discount rate. We compared the significant assumptions used by management to current industry, market and economic trends. In addition, we assessed the historical accuracy of management’s estimates, performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions, and tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also tested the completeness and accuracy of the underlying data used by management in its analysis.

Measurement of the Tax Receivable Agreement Liability

Description of the Matter	As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain owners of Alight Holdings prior to the Business Combination, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. At December 31, 2023, the Company’s liability due under the TRA (“TRA liability”) that is measured at fair value on a recurring basis was $634 million.

Auditing management’s accounting for the TRA liability that is measured at fair value on a recurring basis is especially challenging and judgmental due to the complex model used to calculate the TRA liability. Also, the liability recorded is based on several inputs, including the discount rate applied to the TRA payments. Significant changes in the discount rate could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process of measuring the TRA liability at fair value, including management's controls over the completeness and accuracy of the underlying data used in the valuation and the controls over management's review of the significant inputs discussed above.

Our audit procedures included, among others, testing the measurement of the TRA liability measured at fair value by evaluating whether the calculation of the TRA liability was in accordance with the terms set out in the TRA and recalculating the TRA liability. With the assistance of our valuation specialists, we evaluated the reasonableness of the discount rate by testing the third-party inputs and the valuation methodology employed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois
February 29, 2024

CANNAE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$106.2	$247.7
Short-term investments	15.6	34.9
Other current assets	29.5	26.1
Income taxes receivable	26.0	1.9
Total current assets	177.3	310.6
Investments in unconsolidated affiliates	1,718.8	1,950.7
Equity securities, at fair value	290.9	384.9
Lease assets	143.5	156.0
Property and equipment, net	58.7	87.5
Goodwill	53.4	53.4
Other intangible assets, net	16.8	23.5
Deferred tax assets	82.0	22.7
Other long-term investments and noncurrent assets	145.3	136.2
Total assets	$2,686.7	$3,125.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$74.2	$79.0
Lease liabilities, current	13.9	22.8
Deferred revenue	16.9	18.6
Notes payable, current	2.5	2.3
Total current liabilities	107.5	122.7
Lease liabilities, long-term	142.2	151.0
Notes payable, long-term	102.5	95.1
Accounts payable and other accrued liabilities, long-term	25.3	41.8
Total liabilities	377.5	410.6
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2023 and December 31, 2022; issued of 92,844,329 and 92,583,280 shares as of December 31, 2023 and December 31, 2022, respectively; and outstanding of 70,367,088 and 76,254,972 shares as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2023 and December 31, 2022	—	—
Retained earnings	901.3	1,214.7
Additional paid-in capital	1,977.0	1,936.2
Less: Treasury stock, 22,477,241 and 16,328,308 shares as of December 31, 2023 and December 31, 2022, respectively, at cost	(533.9)	(414.0)
Accumulated other comprehensive loss	(19.9)	(18.1)
Total Cannae shareholders' equity	2,324.5	2,718.8
Noncontrolling interests	(15.3)	(3.9)
Total equity	2,309.2	2,714.9
Total liabilities and equity	$2,686.7	$3,125.5

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Restaurant revenue	$536.0	$630.6	$704.7
Other operating revenue	34.0	31.5	37.5
Total operating revenues	570.0	662.1	742.2
Operating expenses:
Cost of restaurant revenue	474.9	571.4	617.4
Personnel costs	52.1	59.5	80.1
Depreciation and amortization	19.0	22.8	26.6
Other operating expenses, including asset impairments	142.9	153.0	151.6
Total operating expenses	688.9	806.7	875.7
Operating loss	(118.9)	(144.6)	(133.5)
Other income (expense):
Interest, investment and other income	13.6	2.5	21.1
Interest expense	(17.9)	(12.3)	(9.8)
Recognized losses, net	(83.9)	(181.2)	(310.8)
Total other expense	(88.2)	(191.0)	(299.5)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(207.1)	(335.6)	(433.0)
Income tax benefit	(77.0)	(89.9)	(74.0)
Loss before equity in (losses) earnings of unconsolidated affiliates	(130.1)	(245.7)	(359.0)
Equity in (losses) earnings of unconsolidated affiliates	(194.0)	(183.9)	72.6
Net loss	(324.1)	(429.6)	(286.4)
Less: Net (loss) earnings attributable to non-controlling interests	(10.7)	(1.5)	0.6
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(313.4)	$(428.1)	$(287.0)
Earnings per share
Net loss per share - basic	$(4.27)	$(5.25)	$(3.19)
Net loss per share - diluted	$(4.27)	$(5.25)	$(3.19)

Weighted average shares outstanding Cannae Holdings common stock, basic basis	73.4	81.6	90.1
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	73.4	81.6	90.1
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net loss	$(324.1)	$(429.6)	$(286.4)
Other comprehensive (loss) earnings, net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	—	—	0.6
Unrealized (loss) gain relating to investments in unconsolidated affiliates (2)	(3.0)	(14.6)	5.7
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (3)	1.2	3.7	2.2
Reclassification of unrealized gains on investments and other financial instruments, net of tax, included in net earnings (4)	—	—	(10.8)
Other comprehensive loss	(1.8)	(10.9)	(2.3)
Comprehensive loss	(325.9)	(440.5)	(288.7)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(10.7)	(1.5)	0.6
Comprehensive loss attributable to Cannae	$(315.2)	$(439.0)	$(289.3)
_____________________________________
(1)Net of income tax expense of $0.1 million for the year ended December 31, 2021.
(2)Net of income tax (benefit) expense of $(0.8) million, $(3.9) million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Net of income tax benefit of $0.3 million, $1.0 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)Net of income tax benefit of $2.9 million for the years ended December 31, 2021, respectively.
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$
	(in millions)
Balance, December 31, 2020	92.4	$—	$1,875.8	$1,929.8	$(4.9)	0.7	$(21.1)	$5.6	$3,785.2
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	0.6	—	—	—	0.6
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	5.7	—	—	—	5.7
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	2.2	—	—	—	2.2
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	(10.8)	—	—	—	(10.8)
Shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(0.2)	—	(0.2)
Treasury stock repurchases	—	—	—	—	—	4.8	(167.3)	—	(167.3)
Stock-based compensation, consolidated subsidiaries	—	—	2.4	—	—	—	—	—	2.4
Stock-based compensation, unconsolidated affiliates	—	—	10.1	—	—	—	—	—	10.1
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net (loss) earnings	—	—	—	(287.0)	—	—	—	0.6	(286.4)
Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized gain on investments and other financial instruments, net of tax	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(14.6)	—	—	—	(14.6)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.7	—	—	—	3.7
Treasury stock repurchases	—	—	—	—	—	10.7	(225.4)	—	(225.4)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	1.5	—	—	—	—	—	1.5
Stock-based compensation, unconsolidated affiliates	—	—	46.4	—	—	—	—	—	46.4
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Net loss	—	—	—	(428.1)	—	—	—	(1.5)	(429.6)
Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.0)	—	—	—	(3.0)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	1.2	—	—	—	1.2
Treasury stock repurchases	—	—	—	—	—	6.1	(119.7)	—	(119.7)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation, consolidated subsidiaries	—	—	3.5	—	—	—	—	—	3.5
Stock-based compensation, unconsolidated affiliates	—	—	37.3	—	—	—	—	—	37.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(313.4)	—	—	—	(10.7)	(324.1)
Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.4	$(533.9)	$(15.3)	$2,309.2

See Notes to Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net loss	$(324.1)	$(429.6)	$(286.4)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	19.0	22.8	26.4
Equity in losses (earnings) of unconsolidated affiliates	194.0	183.9	(72.6)
Distributions from investments in unconsolidated affiliates	0.2	14.7	23.7
Recognized losses and impairments of assets, net	130.9	183.9	309.2
Non-cash carried interest expense	—	31.8	—
Lease asset amortization	19.3	21.8	22.6
Stock-based compensation cost	3.5	1.5	2.4
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in other assets	(9.5)	8.6	27.7
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(19.4)	(36.7)	(1.2)
Net decrease in lease liabilities	(20.2)	(17.5)	(23.9)
Net change in income taxes	(81.5)	(190.3)	(204.0)
Net cash used in operating activities	(87.8)	(205.1)	(176.1)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	144.7	285.7	400.8
Proceeds from sale of AmeriLife	—	250.0	—
Proceeds from Optimal Blue Disposition, cash portion	—	144.5	—
Proceeds from sale of D&B shares	—	127.2	186.0
Proceeds from sale of CorroHealth	—	78.7	—
Distributions from investments in unconsolidated affiliates	52.7	7.9	298.1
Proceeds from other sales of investments in unconsolidated affiliates, equity securities and other long- term investments	18.7	55.9	72.6
Proceeds from sales of VIBSQ, Legendary Baking and RCI	—	—	63.2
Proceeds from the sale of property and equipment	7.3	9.2	10.4
Collections of notes receivable	—	0.9	2.8
Investment in System1	—	(246.5)	—
Investment in Paysafe, net of subscription fees earned	—	—	(514.7)
Investment in Alight, net of subscription fees earned	—	—	(446.3)
Investment in Sightline	—	—	(272.0)
Purchases of investments in unconsolidated affiliates and other investments	(162.0)	(143.1)	(43.6)
Purchase of other long term investments	(17.5)	—	—
Additions to notes receivable	—	—	(18.6)
Additions to property and equipment and other intangible assets	(10.0)	(14.3)	(13.7)
Net other investing activities	—	—	2.6
Purchases of short-term investment securities	(151.9)	(34.9)	—
Proceeds from sale and maturity of short-term investment securities	171.1	—	—
Net cash provided by (used in) investing activities	53.1	521.2	(272.4)
Cash flows from financing activities:
Borrowings, net of debt issuance costs	65.7	308.6	206.6
Debt service payments	(58.4)	(225.2)	(236.4)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.7)	(8.1)	(0.2)
Payment for shares withheld for taxes and in treasury	(0.2)	—	(0.2)
Purchases of treasury stock	(113.2)	(229.5)	(160.2)
Net cash used in financing activities	(106.8)	(154.2)	(190.4)
Net (decrease) increase in cash and cash equivalents	(141.5)	161.9	(638.9)
Cash and cash equivalents at beginning of period	247.7	85.8	724.7
Cash and cash equivalents at end of period	$106.2	$247.7	$85.8
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, "we," "us," "our," "Cannae," "CNNE" or the "Company”), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2023 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Dayforce, Inc., ("Dayforce", formerly known as Ceridian HCM Holding, Inc.); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("BKFE"); Computer Services, Inc. ("CSI"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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
Management Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include nonrecurring fair value measurements in accounting for certain equity investments (Note B - Investments) and accounting for income taxes (Note L - Income Taxes). Actual results could differ from estimates.
Recent Developments
Dayforce
In the year ended December 31, 2023, we completed the sale of 2.0 million shares of common stock of Dayforce. In connection with the sale, we received proceeds of $144.7 million.
As of December 31, 2023, we owned 4.0 million shares of Dayforce common stock which represented approximately 2.6% of the outstanding common stock of Dayforce.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Dayforce and other equity securities.
Subsequent to December 31, 2023 through the date of this Annual Report, we sold 2.0 million shares of common stock of Dayforce for proceeds of $141.9 million.
Dun & Bradstreet
On February 9, 2023, April 26, 2023, July 26, 2023, and October 26, 2023, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of D&B common stock. In the year ended December 31, 2023, we received $15.8 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of December 31, 2023, we owned 79.0 million shares of D&B, which represented approximately 18.0% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Black Knight Football and Entertainment
In the year ended December 31, 2023, we invested $109.8 million in BKFE. BKFE used the proceeds from investments from Cannae and others to acquire its interests in football clubs and further invest in its infrastructure and playing squads.
As of December 31, 2023, we hold a 47.7% ownership interest in BKFE.
See Note B - Investments for further discussion of our accounting for our ownership interest in BKFE and other equity method investments.
Paysafe
During the year ended December 31, 2023, we completed the sale of 1.6 million shares of common stock of Paysafe for aggregate proceeds of $18.5 million which will generate expected tax savings for the Company.
As a result of our sales of Paysafe common stock, certain of our rights to nominate members to Paysafe's board of directors pursuant to a shareholders agreement were reduced. As a result of our reduction in governance rights over Paysafe's board of directors, we no longer exercise significant influence over Paysafe as of the fourth quarter of 2023. As of December 31, 2023 we account for our investment in Paysafe at fair value pursuant to the investment in equity security guidance of Accounting Standards Codification ("ASC") 321. The change resulted in the revaluation of our investment in Paysafe to its fair value of $22.4 million as of December 31, 2023 and recording a gain on such revaluation of $4.4 million (net of $0.6 million of before-tax gains reclassified from other comprehensive earnings), which is included in Recognized losses, net on the Consolidated Statement of Operations for the year ended December 31, 2023.
As of December 31, 2023, we owned 1.8 million shares of Paysafe which represented approximately 2.8% of the outstanding common equity of Paysafe.
See Note B - Investments and C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Paysafe and other equity securities.
Subsequent to December 31, 2023, we purchased 1.6 million shares of Paysafe for $23.4 million. Following the purchases, Cannae holds a 5.5% ownership interest in Paysafe.
Other Developments
On August 3, 2022, our Board authorized a three-year stock repurchase program (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2023, we repurchased 6,137,355 shares of CNNE common stock for approximately $118.5 million in the aggregate, or an average of $19.31 per share, pursuant to the 2022 Repurchase Program.
On October 29, 2023, our Board authorized a new stock repurchase program (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. We have not made any repurchases of our common stock under the 2023 Repurchase Program.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On May 22, 2023, we invested $52.1 million for an 89% ownership interest in Minden Mill. Minden Mill, through its wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, William P. Foley II ("Bill Foley"), are the general partner of Minden Mill and manage all aspects of its operation on behalf of the Company. The investment in Minden Mill is accounted for as an investment in an unconsolidated affiliate. See Note B - Investments for further discussion of our investments in unconsolidated affiliates.
On September 30, 2023, the Company, Cannae LLC and Trasimene entered into a Second Amended and Restated Management Services Agreement (the "Amended MSA") which amends and restates the Management Services Agreement dated as of August 27, 2019, as amended on January 27, 2021 and further amended on August 4, 2021 (the "Original MSA"). The Amended MSA amends and restates the Original MSA primarily to (i) reduce the management fee from 1.5% to 1.25% for amounts greater than $2.5 billion of cost of invested capital, (ii) reduce the base fee for terminating the agreement from the average annual management fee for the preceding 24-month period as of a termination date (approximately $40 million for the period ended September 30, 2023) to $20 million, except in the event the termination results from a third party change of control in which case the base fee is $40 million, and (iii) require all transactions with affiliates of the Manager be reviewed by a new Related Person Transaction Committee of the Company's Board of Directors. The Amended MSA has an initial term of five years. The Amended MSA will be automatically renewed for one-year terms thereafter unless terminated by either the Company or the Manager in accordance with the terms of the Amended MSA.
On December 28, 2023, we received a distribution of $36.8 million from BGPT Catalyst, LP ("CSI LP"), the entity through which we own our interest in CSI. The distribution resulted from CSI LP's sale of a portion of CSI to a third party. Following the transaction, Cannae owns a 6.5% indirect interest in CSI.
On February 21, 2024, we announced a tender offer to purchase up to $200 million of shares of our common stock at a purchase price of not less than $20.75 per share and not greater than $23.75 per share (the "Tender Offer"). We are conducting the Tender Offer through a procedure commonly referred to as a "modified Dutch auction." This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The Company intends to commence the Tender Offer in early March 2024 and will be funded by cash on hand. Further details, including the terms and conditions of the Tender Offer, will be provided in the offer to purchase and other documents to be filed with the SEC in connection with the Tender Offer.
On February 21, 2024, we issued 1.85 million shares of common stock of the Company from the Company’s treasury and paid $18.3 million in cash, in the aggregate, to certain partners of JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA") in exchange for a 19.99% equity interest in JANA. The transaction is valued at $55.5 million based on the closing price of the Company's common stock on February 21, 2024. Cannae also committed to invest $50 million into JANA funds. JANA is an investment manager founded in 2001.
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA") which amends and restates the Second Amended MSA. The Third Amended MSA amends the Second Amended MSA primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended and Restated MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
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
Equity securities includes our investment in Dayforce and Paysafe and are carried at fair value. Recognized gains and losses on equity securities are determined on the basis of the fair value of the securities at the balance sheet date or on a trade date basis.
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
See Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for equity securities and investments in unconsolidated affiliates.
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
Fair Value of Financial Instruments
The fair value of financial instruments presented in the Consolidated Financial Statements are estimates of the fair value at a specific point in time using available market information and appropriate valuation methodologies. Estimates that use unobservable inputs are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Note C - Fair Value Measurements for further details.
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
Other Long-Term Investments and Non-Current Assets
Other long-term investments consist primarily of investments in equity securities without a readily determinable fair value. See Note B - Investments for further discussion of our accounting for equity securities without a readily determinable fair value.
Other non-current assets also include other miscellaneous non-current assets.
Leases
Refer to Note G - Leases.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in business combinations. Goodwill is reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist that will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. For the years ended December 31, 2023, 2022 and 2021, we did not have any impairment of goodwill.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames that are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from three to ten years. The useful lives of our tradenames for all of our restaurant brands is fifteen years. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life. For the year ended December 31, 2023, we recorded impairments of $4.2 million to tradename asset for our O'Charley's brand in our Restaurant Group segment. For the years ended December 31, 2022 and 2021, we did not have any impairment of other intangible assets.
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
In the years ended December 31, 2023, 2022 and 2021 we recorded $8.1 million, $1.3 million and $0.2 million, respectively, of impairment to Property and equipment. The impairments relate primarily to our Restaurant Group for O'Charley's stores that have closed. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2023, we were committed under letters of credit totaling $8.9 million issued primarily in connection with casualty insurance programs for our Restaurant Group employees.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue Recognition
Refer to Note F - Revenue Recognition.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2023, 2022, and 2021, the Company incurred $17.5 million, $17.0 million, and $16.0 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated Statements of Operations.
Comprehensive Earnings
We report comprehensive earnings in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to realized losses and are included in Recognized (losses) gains, net on the Consolidated Statements of Operations. Our policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment). As of December 31, 2023 and 2022 our entire balance of Accumulated other comprehensive losses relates to unrealized losses of investments in unconsolidated affiliates.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the year ended December 31, 2023, there were no antidilutive shares outstanding. For the years ended December 31, 2022 and 2021, 0.2 million and 0.1 million shares of unvested restricted stock, respectively, were excluded from diluted earnings per share because including such shares would be anti-dilutive.
Recent Accounting Pronouncements
We have completed our evaluation of the recently issued accounting pronouncements and we did not identify any that are applicable to the Company for adoption or expected to, if currently adopted, have a material impact on our Consolidated Financial Statements.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note B.        Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2023 and 2022 consisted of the following:

	Ownership at December 31, 2023	December 31, 2023	December 31, 2022
	(in millions)
Dun & Bradstreet	18.0%	$827.7	$857.1
Alight	9.7%	507.2	532.2
Sightline	32.6%	158.3	247.0
BKFE	47.7%	112.3	52.2
System1	31.0%	—	127.4
Paysafe (1)	2.8%	—	33.7
Other	various	113.3	101.1
Total		$1,718.8	$1,950.7
_____________________________________
(1) The investment in Paysafe was no longer accounted for under the equity method of accounting beginning December 31, 2023.
Equity in (losses) earnings of unconsolidated affiliates for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Dun & Bradstreet (1)	$(17.1)	$(8.8)	$(13.5)
Alight	(35.1)	(1.6)	38.2
Sightline (2)	(18.0)	(19.3)	(2.4)
BKFE	(51.9)	—	—
System1	(66.8)	(14.2)	—
Paysafe (3)	(2.3)	(144.2)	53.3
Other	(2.8)	4.2	(3.0)
Total	$(194.0)	$(183.9)	$72.6
_____________________________________
(1) Equity in losses for D&B includes $8.6 million and $7.5 million of loss for the year ended December 31, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $7.3 million and $7.7 million of loss for the year ended December 31, 2023 and 2022, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Sightline.
(3) The amount for the year ended December 31, 2023 represents the Company's equity in losses of Paysafe in the period from October 1, 2022 to September 30, 2023 (on a one quarter lag in the Company's year ended December 31, 2023) prior to the change in accounting for the investment beginning December 31, 2023. See Note A - Business and Summary of Significant Accounting Policies.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Dun & Bradstreet
Based on quoted market prices, the fair market value of our ownership of Dun & Bradstreet common stock was $924.9 million as of December 31, 2023.
As of December 31, 2023, we hold less than 20% of the outstanding common equity of Dun & Bradstreet but account for our ownership interest under the equity method of accounting because we exert significant influence: (i) through our 18.0% ownership and (ii) because certain of our senior management and directors serve on D&B's board of directors.
As of December 31, 2023, there was a $211.9 million difference between the amount of our recorded ownership interest in D&B and the amount of the Company's ratable portion of the underlying equity in the net assets of D&B. As of December 31, 2023, $127.4 million of such basis difference is allocated to amortizing intangible assets, $59.7 million to indefinite-lived intangible assets, $26.8 million to deferred tax liabilities and the remaining basis difference is allocated to equity method goodwill, which represents the excess of our basis difference over our equity in D&B's net assets that are not attributable to their identifiable net assets. Amortization expense of $8.6 million and $7.5 million is included in our equity in losses of D&B for the year ended December 31, 2023 and 2022, respectively. Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	December 31, 2023	December 31, 2022
	(In millions)
Total current assets	$656.3	$703.9
Goodwill and other intangible assets, net	7,361.7	7,751.4
Other noncurrent assets	1,117.9	1,016.6
Total assets	$9,135.9	$9,471.9

Current liabilities	$1,042.4	$1,102.6
Long-term debt	3,512.5	3,552.2
Other non-current liabilities	1,149.4	1,308.7
Total liabilities	5,704.3	5,963.5
Noncontrolling interest	12.5	9.1
Total equity	3,431.6	3,508.4
Total liabilities and equity	$9,135.9	$9,471.9

	Year ended December 31,
	2023	2022	2021
	(In millions)
Total revenues	$2,314.0	$2,224.6	$2,165.6
Operating income	140.3	149.9	145.6
Net (loss) earnings	(43.7)	4.1	(65.9)
Less: net earnings attributable to noncontrolling interest	3.3	6.4	5.8
Net loss attributable to Dun & Bradstreet	(47.0)	(2.3)	(71.7)
Alight
Based on quoted market prices, the fair market value of our direct and indirect ownership of Alight common stock was $447.6 million as of December 31, 2023.
As of December 31, 2023, we hold less than 20% of the outstanding common equity of Alight but we account for our ownership interest under the equity method of accounting because we exert significant influence: (i) through our 9.7% ownership, (ii) because certain of our senior management and directors serve on Alight's board of directors, including our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, who is also the chairman of Alight's board of directors, and (iii) because we are party to an agreement with Alight pursuant to which we have the ability to appoint or be consulted on the election of directors of Alight.
As of December 31, 2023, there was a $46.1 million difference between the amount of our recorded ownership interest in Alight and the amount of the Company's ratable portion of the underlying equity in net assets of Alight. As of December 31,

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2023 the entire basis difference is allocated to equity method goodwill, which represents the excess of our basis difference over our equity in Alight’s net assets that are not attributable to their identifiable net assets.
Summarized financial information for Alight for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	December 31, 2023	December 31, 2022
	(In millions)
Total current assets	$2,776.0	$2,816.0
Goodwill and other intangible assets, net	7,097.0	7,551.0
Other assets	909.0	868.0
Total assets	$10,782.0	$11,235.0

Current liabilities	$2,187.0	$2,348.0
Long-term debt	2,769.0	2,792.0
Other liabilities	1,084.0	1,006.0
Total liabilities	6,040.0	6,146.0
Noncontrolling interests	280.0	650.0
Total equity	4,742.0	5,089.0
Total liabilities and equity	$10,782.0	$11,235.0

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from July 2, 2021 through December 31, 2021
	(In millions)
Total revenues	$3,410.0	$3,132.0	$1,554.0
Gross profit	1,140.0	996.0	532.0
Net loss	(362.0)	(72.0)	(48.0)
Net loss attributable to noncontrolling interests	(17.0)	(10.0)	(13.0)
Net loss attributable to Alight	(345.0)	(62.0)	(35.0)
Sightline
In the year ended December 31, 2023, we recorded an impairment to our interest in Sightline of $70.2 million which is included in Recognized losses, net, on our Consolidated Statement of Operations. The investment was determined to be impaired in the quarter ended September 30, 2023 due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the impact of the economic environment on Sightline's business. The aggregate fair market value of our ownership of Sightline equity was approximately $162.3 million as of September 30, 2023 and was based on a valuation using a hybrid discounted cash flow and market comparison approach. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline and the discount rate used in the discounted cash flow analysis. The primary significant unobservable input used was the 29% discount rate used in the discounted cash flow analysis.
As of December 31, 2023, there was a $112.7 million difference between the amount of our recorded ownership interest in Sightline and the amount of the Company's ratable portion of the underlying equity in net assets of Sightline. As of December 31, 2023, such basis difference is allocated: (i) $92.5 million to customer relationships, (ii) $45.7 million to developed technology, $4.4 million to tradenames, and $30.0 million to deferred tax liabilities. Customer relationships are amortized over ten years and developed technology and tradenames are amortized over five years. Amortization expense of $7.3 million and $7.7 million is included in our equity in losses of Sightline for the year ended December 31, 2023 and 2022, respectively.
We report our equity in earnings or loss of Sightline on a three-month lag and we acquired our initial ownership interest on March 31, 2021. Accordingly, our net loss for the years ended December 31, 2023, 2022 and 2021 includes our equity in Sightline’s net loss for the period from October 1, 2022 through September 30, 2023, October 1, 2021 through September 30, 2022 and from April 1, 2021 through September 30, 2021, respectively.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for Sightline for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2023	September 30, 2022	September 30, 2021
	(In millions)
Total current assets	$13.7	$42.3	$49.3
Goodwill and other intangible assets, net	127.5	133.0	136.9
Other assets	13.6	11.8	0.6
Total assets	$154.8	$187.1	$186.8

Current liabilities	$6.7	$7.2	$7.8
Other liabilities	8.1	6.5	0.2
Total liabilities	14.8	13.7	8.0
Total equity	140.0	173.4	178.8
Total liabilities and equity	$154.8	$187.1	$186.8

	For the year ended September 30, 2023	For the year ended September 30, 2022	For the period from April 1, 2021 through September 30, 2021
	(In millions)
Total revenues	$32.1	$48.3	$22.9
Net loss	(33.3)	(34.0)	(11.6)
Black Knight Football and Entertainment
We acquired our initial interest in BKFE on December 13, 2022. We account for our ownership of BKFE pursuant to the equity method of accounting and report our equity in earnings or loss of BKFE on a three-month lag. Accordingly, our net loss for the year ended December 31, 2023 includes our equity in losses of BKFE for the period from December 13, 2022 through September 30, 2023.
Summarized financial information for BKFE for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

September 30, 2023
(In millions)
Total current assets	$73.6
Goodwill and other intangible assets, net	353.1
Other assets	62.2
Total assets	$488.9

Current liabilities	$139.9
Other liabilities	115.1
Total liabilities	255.0
Total equity	233.9
Total liabilities and equity	$488.9

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For the period from December 13, 2022 through September 30, 2023
(In millions)
Total revenues	$149.0
Operating loss	(93.8)
Losses of unconsolidated affiliates	(5.3)
Net loss attributable to BKFE	(103.8)
System1
Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $60.0 million as of December 31, 2023.
In the year-ended December 31, 2023, we recorded an impairment to our interest in System1 of $63.9 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations. The investment was determined to be impaired in the quarter ended September 30, 2023 due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of System1, and the uncertainty of the impact of the economic environment on System1's business. As of September 30, 2023, the book value of our investment in System1 accounted for under the equity method of accounting prior to any impairment was $96.5 million. Based on quoted market prices, the aggregate fair market value of our ownership of System1 common stock was approximately $32.7 million as of September 30, 2023.
We report our equity in earnings or loss of System1 on a three-month lag and we acquired our initial ownership interest on January 27, 2022. Accordingly, our net loss for the years ended December 31, 2023 and 2022 includes our equity in System1’s net loss for the period from October 1, 2022 through September 30, 2023 and January 27, 2022 through September 30, 2022, respectively.
Summarized financial information for System1 for the relevant date and time period included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below. In the third quarter of 2023, System1 determined that Total Security Limited ("Total Security") met the criteria to be classified as held for sale and that a sale of Total Security represented a strategic shift that will have a major effect on System1's operations and financial results. Accordingly, the results of operations of System1's Total Security business are presented as net loss from discontinued operations in System1's condensed consolidated statements of operations and the assets and liabilities for its Total Security business have been classified as held for sale in System1's condensed consolidated balance sheets for all periods presented.

	September 30, 2023	September 30, 2022
	(In millions)
Total current assets	$90.5	$130.2
Goodwill and other intangible assets, net	409.4	498.9
Other assets	427.6	586.7
Total assets	$927.5	$1,215.8

Current liabilities	$237.7	$208.6
Long-term debt	388.1	402.3
Other non-current liabilities	61.2	87.4
Total liabilities	687.0	698.3
Noncontrolling interest	37.7	107.0
Total equity	240.5	517.5
Total liabilities and equity	$927.5	$1,215.8

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the year ended September 30, 2023	For the period from January 27, 2022 to September 30, 2022
	(In millions)
Total revenues	$445.9	$472.1
Loss from continuing operations before income taxes	(142.4)	(439.4)
Net loss from continuing operations	(117.7)	(355.1)
Net loss attributable to noncontrolling interest	(68.3)	(87.4)
Loss from discontinued operations, net of taxes	(184.1)	(35.9)
Net loss attributable to System1	(233.5)	(303.6)
Equity Securities
Gains (losses) on equity securities included in Recognized losses, net on the Consolidated Statements of Operations consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31,
	2023	2022	2021
Net gains (losses) recognized during the period on equity securities	$22.2	$(340.2)	$(52.8)
Less: net gains (losses) recognized during the period on equity securities sold or transferred during the period	5.9	(132.2)	(32.3)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$16.3	$(208.0)	$(20.5)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2023 and 2022, we had $121.9 million and $114.8 million, respectively, recorded for such investments, which is included in Other long-term investments and noncurrent assets on our Consolidated Balance Sheets.
During the year ended December 31, 2023 and 2022, we recorded impairments of $9.0 million and $32.8 million, respectively, to certain of our equity ownership interests without readily determinable fair values. The amount of the impairments was determined based on the valuation of the investee implied by actual or contemplated sales to a third party.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$106.2	$—	$—	$106.2
Short-term investments	15.6	—	—	15.6
Equity securities:				—
Dayforce	268.5	—	—	268.5
Paysafe	22.4	—	—	22.4
Total equity securities	290.9	—	—	290.9
Total assets	$412.7	$—	$—	$412.7

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$247.7	$—	$—	$247.7
Short-term investments	34.9	—	—	34.9
Dayforce	384.9	—	—	384.9
Total assets	$667.5	$—	$—	$667.5
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of December 31, 2023 and 2022.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K - Notes Payable.
Note D.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2023, 2022 and 2021, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2023 and 2022, of which we are not the primary beneficiary:

	2023		2022
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$210.9	$210.9	$138.3	$138.3

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments in Unconsolidated Affiliates
As of December 31, 2023 and 2022, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFE, CSI and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFE related to investment commitments associated with its acquisitions of interests in football clubs. These BKFE obligations total an estimated amount of between approximately $36.3 million and $66.0 million as of December 31, 2023. These obligations are potentially payable at various increments over the next four years and vary based on certain performance criteria. The underlying obligation of BKFE to fund these amounts is contingent on the exercise of certain investment options by BKFE or other parties. Cannae is required to fund such payments solely to the extent BKFE is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to our VIEs.
The assets are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.
Note E.      Segment Information
As discussed in Note A, as of December 31, 2023, we no longer account for our investment in Paysafe under the equity method of accounting for equity investments. As a result of our reduction in influence over Paysafe and change in our accounting for our investment, we no longer consider Paysafe a reportable segment.
As of December 31, 2023, Sightline no longer meets the significance thresholds to be a reportable segment and we do not expect it to meet the thresholds in future periods. Accordingly, we no longer consider Sightline to be a reportable segment.
As a result of the foregoing, the segment tables for the years ended December 31, 2022 and 2021 have been retrospectively revised to remove Paysafe and Sightline as reportable segments.
As of December 31, 2023, our interest in BKFE meets the significance thresholds to be a reportable segment. We account for our ownership interest in BKFE under the equity method of accounting and report our equity in earnings or loss of BKFE on a three-month lag. Our chief operating decision maker reviews the financial results of BKFE for purposes of assessing performance and allocating resources. Accordingly, we consider BKFE a reportable segment and have included the full results of BKFE on a three-month lag, in the tables below.
As of and for the year ended December 31, 2023:

	Restaurant Group	Dun & Bradstreet	Alight	BKFE	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$536.0	$—	$—	$—	$—	$—	$536.0
Other revenues	—	2,314.0	3,410.0	149.0	34.0	(5,873.0)	34.0
Revenues from external customers	536.0	2,314.0	3,410.0	149.0	34.0	(5,873.0)	570.0
Interest and investment income, including recognized (losses) gains, net	36.0	5.8	(134.0)	3.8	(106.3)	124.4	(70.3)
Total revenues and other income (expense)	572.0	2,319.8	3,276.0	152.8	(72.3)	(5,748.6)	499.7
Depreciation and amortization	17.0	586.8	421.0	99.8	2.0	(1,107.6)	19.0
Interest expense	(6.1)	(221.9)	(131.0)	(8.5)	(11.8)	361.4	(17.9)
(Loss) earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	(25.1)	(81.1)	(366.0)	(98.5)	(182.0)	545.6	(207.1)
Income tax expense (benefit)	0.7	(34.2)	(4.0)	—	(77.7)	38.2	(77.0)
(Loss) earnings before equity in earnings (loss) of unconsolidated affiliates	(25.8)	(46.9)	(362.0)	(98.5)	(104.3)	507.4	(130.1)
Equity in earnings (losses) of unconsolidated affiliates	—	3.2	—	(5.3)	(89.9)	(102.0)	(194.0)
Net (loss) earnings	$(25.8)	$(43.7)	$(362.0)	$(103.8)	$(194.2)	$405.4	$(324.1)
Assets	$290.4	$9,135.9	$10,782.0	$488.9	$2,396.3	$(20,406.8)	$2,686.7
Goodwill	53.4	3,445.8	3,543.0	—	—	(6,988.8)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2022:

	Restaurant Group	Dun & Bradstreet	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$630.6	$—	$—	$—	$—	$630.6
Other revenues	—	2,224.6	3,132.0	31.5	(5,356.6)	31.5
Revenues from external customers	630.6	2,224.6	3,132.0	31.5	(5,356.6)	662.1
Interest and investment income, including recognized gains (losses), net	7.8	2.2	95.0	(186.5)	(97.2)	(178.7)
Total revenues and other income (expense)	638.4	2,226.8	3,227.0	(155.0)	(5,453.8)	483.4
Depreciation and amortization	20.5	587.2	395.0	2.3	(982.2)	22.8
Interest expense	(4.2)	(193.2)	(122.0)	(8.1)	315.2	(12.3)
(Loss) earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	(18.4)	(27.2)	(41.0)	(317.2)	68.2	(335.6)
Income tax expense (benefit)	(0.7)	(28.8)	31.0	(89.2)	(2.2)	(89.9)
(Loss) earnings before equity in earnings of unconsolidated affiliates	(17.7)	1.6	(72.0)	(228.0)	70.4	(245.7)
Equity in earnings (losses) of unconsolidated affiliates	—	2.5	—	(173.5)	(12.9)	(183.9)
Net loss	$(17.7)	$4.1	$(72.0)	$(401.5)	$57.5	$(429.6)
Assets	$338.4	$9,471.9	$11,235.0	$2,787.1	$(20,706.9)	$3,125.5
Goodwill	53.4	3,431.3	3,679.0	—	(7,110.3)	53.4

As of and for the year ended December 31, 2021:

	Restaurant Group	Dun & Bradstreet	Alight	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$704.7	$—	$—	$—	$—	$704.7
Other revenues	—	2,165.6	1,554.0	37.5	(3,719.6)	37.5
Revenues from external customers	704.7	2,165.6	1,554.0	37.5	(3,719.6)	742.2
Interest and investment income, including recognized gains (losses), net	2.1	0.7	(31.0)	(291.8)	30.3	(289.7)
Total revenues and other income (expense)	706.8	2,166.3	1,523.0	(254.3)	(3,689.3)	452.5
Depreciation and amortization	24.0	615.9	184.0	2.6	(799.9)	26.6
Interest expense	(8.8)	(206.4)	(57.0)	(1.0)	263.4	(9.8)
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(18.3)	(45.2)	(23.0)	(414.7)	68.2	(433.0)
Income tax expense (benefit)	1.0	23.4	25.0	(75.0)	(48.4)	(74.0)
(Loss) earnings before equity in losses of unconsolidated affiliates	(19.3)	(68.6)	(48.0)	(339.7)	116.6	(359.0)
Equity in earnings of unconsolidated affiliates	—	2.7	—	47.9	22.0	72.6
Net (loss) earnings	$(19.3)	$(65.9)	$(48.0)	$(291.8)	$138.6	$(286.4)
Assets	$395.5	$9,997.2	$10,988.0	$3,494.1	$(20,985.2)	3,889.6
Goodwill	53.4	3,493.3	3,638.0	—	(7,131.3)	53.4
The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively.
•Dun & Bradstreet. This segment consists of our 18.0% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, evaluate whether suppliers and other third parties are financially viable, reputable, compliant and resilient, enhance salesforce productivity and gain visibility into key markets. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database contained comprehensive information on hundreds of millions of organizations. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting; therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above.
•Alight. This segment consists of our 9.7% ownership interest in Alight. Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g., health, wealth and leaves benefits) and global payroll solutions. In addition, Alight implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above.
•Black Knight Football and Entertainment. This segment consists of our 47.7% ownership interest in BKFE. BKFE is a partnership led by Bill Foley that owns and operates A.F.C. Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, and a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club founded in 1926. On February 28, 2024, BKFE entered into a strategic partnership with, and acquired a minority ownership interest in, The Hibernian Football Club Limited, a Scottish Premiership football club founded in 1875. BKFE aims to grow into a leading, multi-club operator of football assets across the world. We account for our ownership of BKFE using the equity method of accounting; therefore, its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of BKFE's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of BKFE on a three-month lag and we acquired our initial interest in BKFE on December 13, 2022. Accordingly, our segment tables above for the years ended December 31, 2023 includes our equity in BKFE's losses for the period from December 13, 2022 through September 30, 2023.
•Corporate and Other. This aggregation of nonreportable segments consists of our share in the operations of certain controlled portfolio companies and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F.         Revenue Recognition
Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2023	2022	2021
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$535.6	$629.9	$673.2
Bakery sales	Restaurant Group	—	—	28.8
Franchise and other	Restaurant Group	0.4	0.7	2.7
Total restaurant revenue		536.0	630.6	704.7
Other operating revenue:
Real estate and resort	Corporate and Other	33.5	30.8	34.6
Other	Corporate and Other	0.5	0.7	2.9
Total other operating revenue		34.0	31.5	37.5
Total operating revenue		$570.0	$662.1	$742.2

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
Revenue from bakery operations is recognized at a point in time in the period during which the products are shipped and control transfers to the customer. Our Restaurant Group's bakery operations were sold in 2021.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,
	2023	2022
	(In millions)
Trade receivables, net	$7.6	$7.1
Deferred revenue (contract liabilities)	16.9	18.6
Trade receivables, net are included in Other current assets on our Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated Balance Sheets. Revenue of $11.2 million and $14.6 million was recognized in the years ended December 31, 2023 and 2022, respectively, which was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G.         Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
Our material operating leases range in term from one year to seventeen years. As of December 31, 2023 and 2022, the weighted-average remaining lease term of our operating leases was approximately eleven years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Our operating lease liabilities are determined by discounting future lease payments using a discount rate that represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of December 31, 2023 and 2022, the weighted-average discount rate used to determine our operating lease liabilities was 7.43% and 7.01%, respectively.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. Operating lease costs of $30.5 million, $36.4 million and $37.3 million are included in Cost of restaurant revenue on the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Lease assets are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable.
In the year ended December 31, 2023 and 2022 we recorded $24.6 million and $1.5 million, respectively, of impairment to Lease assets. The impairments relate primarily to our Restaurant Group for O'Charley's stores that have closed in the year ended December 31, 2023. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2023 are as follows (in millions):

2024	$24.7
2025	23.3
2026	21.8
2027	20.4
2028	18.5
Thereafter	125.9
Total lease payments, undiscounted	$234.6
Less: discount	78.5
Total operating lease liability as of December 31, 2023, at present value	$156.1
Less: operating lease liability as of December 31, 2023, current	13.9
Operating lease liability as of December 31, 2023, long-term	$142.2
Note H.     Property and Equipment

Property and equipment consists of the following:
	December 31,
	2023	2022
	(In millions)
Furniture, fixtures and equipment	$72.6	$98.5
Leasehold improvements	100.4	123.6
Land	12.3	22.8
Buildings	12.3	22.8
Other	2.7	3.3
	200.3	271.0
Accumulated depreciation and amortization	(141.6)	(183.5)
	$58.7	$87.5
Depreciation expense on property and equipment was $16.3 million, $19.3 million, and $22.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.      Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2023	2022
	(In millions)
Trademarks and tradenames	$19.9	$24.1
Software	13.4	13.8
Franchise rights	1.6	1.6
Customer relationships and contracts	5.2	5.2
	40.1	44.7
Accumulated amortization	(23.3)	(21.2)
	$16.8	$23.5
Amortization expense for amortizable intangible assets was $2.7 million, $3.5 million, and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2023, is $2.3 million in 2024, $1.9 million in 2025, $1.9 million in 2026, $1.8 million in 2027 and $1.4 million in 2028.
Note J.      Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current, consists of the following:

	December 31,
	2023	2022
	(In millions)
Accrued payroll and employee benefits	$12.8	$13.3
Trade accounts payable	27.0	25.8
Management Fee payable	9.0	8.9
Accrued casualty self-insurance expenses	6.8	7.4
Tax liabilities, excluding income taxes payable	5.2	9.8
Other accrued liabilities	13.4	13.8
	$74.2	$79.0
Accounts payable and other accrued liabilities, long-term, consists of the following:

	December 31,
	2023	2022
	(In millions)
Restaurant Group financing obligations	$13.1	$28.8
Other accrued liabilities	12.2	13.0
	$25.3	$41.8
Note K.     Notes Payable
Notes payable consists of the following:

	December 31,
	2023	2022
	(In millions)
2020 Margin Facility	$—	$—
FNF Revolver	84.7	84.7
Other	20.3	12.7
Notes payable, total	$105.0	$97.4
Less: Notes payable, current	2.5	2.3
Notes payable, long-term	$102.5	$95.1

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2023, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $150.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on August 17, 2026. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Dayforce, D&B and Alight shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Dayforce, D&B and/or Alight shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
As of December 31, 2023, there was no outstanding balance under the 2020 Margin Facility, $150.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and 4 million shares of Dayforce, 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for future borrowings under the facility.
FNF Revolver
On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the "FNF Revolver"). The FNF Revolver accrued interest at one-month adjusted SOFR plus 450 basis points and matures on November 17, 2025. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF; accordingly, there is no incremental borrowing capacity available under the FNF Revolver. As of December 31, 2023, there was a $84.7 million outstanding principal balance under the FNF Revolver which incurred interest at 9.97%.
On January 29, 2024, the FNF Revolver was amended to (i) reduce the borrowing capacity to $60.0 million and (ii) change the interest rate to a fixed rate of 7.0% per annum. The Company also repaid $25.0 million of outstanding principal under the FNF Revolver resulting in an outstanding principal balance of $59.7 million.

Gross principal maturities of notes payable at December 31, 2023 are as follows (in millions):
2024	$3.0
2025	85.8
2026	11.9
2027	0.5
2028	2.4
Thereafter	1.8
$105.4
At December 31, 2023, the carrying value of our outstanding notes payable approximate fair value. The revolving credit facilities are considered Level 2 financial liabilities.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note L.      Income Taxes
 Income tax benefit consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current (benefit) expense	$(18.2)	$65.7	$101.5
Deferred benefit	(58.8)	(155.6)	(175.5)
	$(77.0)	$(89.9)	$(74.0)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.3)	(2.7)	(0.3)
Tax credits	2.3	1.2	1.0
Valuation allowance	(0.5)	(0.2)	0.1
Non-deductible expenses	(0.1)	(0.2)	—
Non-deductible executive compensation	(0.5)	(0.8)	(1.3)
Dividends received deduction	(0.8)	(0.2)	—
Noncontrolling interests	(1.1)	(0.1)	—
Basis difference in investments	(0.8)	0.1	0.7
Consolidated and unconsolidated stock-based compensation	(3.8)	(2.9)	(0.5)
Other	2.1	0.1	(0.1)
Effective tax rate excluding equity investments	17.5%	15.3%	20.6%
Equity investments	19.7	11.5	(3.5)
Effective tax rate	37.2%	26.8%	17.1%
The significant components of deferred tax assets and liabilities at December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Partnerships	$41.6	$20.7
Net operating loss carryforwards	35.2	4.4
Tax credit carryforwards	4.8	—
Other	5.0	1.2
Total gross deferred tax asset	86.6	26.3
Less: valuation allowance	(4.6)	(3.6)
Total deferred tax asset	$82.0	$22.7
The Company’s deferred taxes are primarily reflected as the book to tax difference in the Company's ownership of Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The increase in our net deferred tax asset as of December 31, 2023 from 2022 is primarily attributable to equity in losses of unconsolidated affiliates, sales of Dayforce shares and impairments of investments in unconsolidated affiliates, partially offset sales of Paysafe shares and mark-to-market gains recorded on Dayforce.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company’s gross federal and state NOL carryforwards were $258.6 million and $92.3 million at December 31, 2023 and 2022, respectively. The NOLs expire in various tax years through 2043.
ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a "more likely than not" standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $4.6 million and $3.6 million, respectively, related to state NOLs, as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire.
Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2023, 2022 or 2021.
The Company's federal and state income tax returns for the tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination.
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of December 31, 2023 and 2022, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On September 23, 2020, a stockholder derivative lawsuit styled Oklahoma Firefighters Pension & Retirement System, derivatively on behalf of Cannae Holdings, Inc. v. William P. Foley, II, et al., was filed in the Court of Chancery of the State of Delaware against the Company, certain Board members and officers of the Company, and the Manager, alleging breach of fiduciary duties relating to the Company’s Management Services Agreement. The plaintiff further alleged the Board breached their fiduciary duties by approving bonuses in connection with the initial public offering of Dayforce and the approval of an Investment Success Incentive Plan in August 2018. Along with the Complaint, the plaintiff filed a motion for partial summary judgment as to the count seeking to void the Management Services Agreement. On January 27, 2021, the Company entered into an amendment to the Management Services Agreement and plaintiff withdrew its motion for partial summary judgment as

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

moot. On February 1, 2021, the court ordered the plaintiff's summary judgment motion withdrawn and dismissed the related count of the plaintiff's complaint. On February 18, 2021, our Board formed a Special Litigation Committee (the "SLC") consisting of two of the Board’s Directors, and authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board also gave the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On March 9, 2021, the Court entered a stipulated Order staying the action to allow the SLC to investigate, review, and evaluate the facts, circumstances, and claims asserted in or relating to the action and to determine the Company’s response thereto.
On October 25, 2022, the parties, including the SLC acting on behalf of the Company, reached an agreement-in-principle to settle the action, subject to various terms and conditions, as well as court approval. On March 10, 2023, the parties formalized their settlement and entered into a Stipulation and Agreement of Compromise, Settlement and Release which was filed with the court. The agreement includes, among other things, a payment of $6 million in cash to the Company (less any fee and expense award), amendments to the Management Services Agreement between the Company and the Manager, and corporate governance changes. On June 8, 2023, the court entered an Order and Final Judgment approving the settlement in all respects and dismissing the lawsuit. The net settlement amount has been paid to the Company, the Management Services Agreement was amended on September 30, 2023, and the parties complied with the remaining terms of the settlement. The net settlement is recorded in Recognized losses, net on our Condensed Consolidated Statement of Operations in the year ended December 31, 2023. See further discussion of the Amended MSA in Note A - Basis of Financial Statements.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2023 to determine the amount of the obligations.
Purchase obligations as of December 31, 2023 are as follows (in millions):

2024	$27.1
2025	9.1
2026	5.6
2027	2.9
2028	0.8
Thereafter	—
Total purchase commitments	$45.5
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
Note O.      Related Party Transactions
Trasimene
During the year ended December 31, 2023, we incurred $37.7 million of management fee expenses and no carried interest expense related to sales of and distributions from Company investments. During the year ended December 31, 2022, we incurred $40.1 million of management fee expenses and $49.3 million of carried interest expense related to sales of and distributions from Company investments. During the year ended December 31, 2021, we incurred $33.6 million of management fee expenses payable to our Manager and incurred $44.5 million of carried interest expense related to sales of and distributions from Company investments. Such management fees and carried interest expense are recorded in Other operating expenses and transaction fee income is recorded in Interest, investment and other income on our Consolidated Statements of Operations.
Other
On May 22, 2023, we invested $52.1 million for an 89% ownership interest in Minden Mill. Minden Mill, through its

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, are the general partner of Minden Mill and manage all aspects of its operation on behalf of the Company.
BKFE is a partnership led by its general partner Bill Foley, our Chief Executive Officer, Chief Investment Officer and Chairman of our Board. Through Mr. Foley and other Company executives, we are extensively engaged in oversight of and working with BKFE management in helping BKFE implement its strategy. BKFE owns and operates AFCB in the English Premier League and owns a significant minority interest in FC Lorient, a French Ligue 1 football club. In the years ended December 31, 2023 and 2022, we invested $109.8 million and $52.2 million, respectively, in BKFE. BKFE used the proceeds from investments from Cannae and others to acquire its interests in football clubs and further invest in its infrastructure and playing squads.
CSI LP is managed by entities affiliated with Frank Martire, a member of our Board, and is part of a consortium of investors who acquired CSI. On December 28, 2023, we received a distribution of $36.8 million from CSI LP, the entity through which we own our interest in CSI. The distribution resulted from CSI LPs sale of a portion of CSI to a third party. In the year ended December 31, 2022, we invested $86.1 million for a 32% interest in CSI LP.
Note P.      Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash paid during the year:
Interest	$13.6	$9.6	$7.0
Income taxes	4.6	100.0	128.9
Operating leases	33.1	36.0	37.8
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	$—	$435.0	$—
Preferred shares received as consideration for note receivable from QOMPLX	—	—	19.3
Exchange of directly held Alight warrants for Alight common stock	—	—	12.8
Lease assets recognized in exchange for lease liabilities	32.8	7.5	9.3

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA") which amends and restates the Second Amended and Restated Management Services Agreement dated September 30, 2023 (the "Second Amended MSA"). The Third Amended MSA amends the Second Amended MSA primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended and Restated MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene. The foregoing description of the Third Amended MSA is not complete and is subject to, and qualified in its entirety by, reference to the full text of the Third Amended MSA, which is filed as Exhibit 10.11 to this Annual Report on Form 10-K.
On February 26, 2024, the Company entered into a new employment agreement with William P. Foley, II, Cannae's Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Directors (the "Board"). The employment agreement is effective as of February 26, 2024 (the "Effective Date") and provides for a three-year term ending on March 31, 2027, with a provision for automatic one-year extensions each year following the Effective Date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Mr. Foley's employment agreement provides that beginning on the Effective Date he will receive a minimum annual base salary of $1.0 million and, on or around February 28, 2024, a time-based equity incentive of award in the form of one million restricted stock units which will vest as follows: 400,000 units on July 2, 2024, 400,000 units on July 2, 2025 and 200,000 units on July 2, 2026. Mr. Foley's employment agreement also provides for a minimum annual grant of 150,000 restricted stock units on or prior to March 31, 2025 and March 31, 2026, each vesting in three equal annual installments beginning one year from their respective grant dates. The restricted stock units granted to Mr. Foley will contain pass-through voting rights and rights to accrued dividends (if any are declared by the Company during the vesting period) payable upon vesting of the restricted stock units.
On February 26, 2024, the Company entered into a new employment agreement with Ryan R. Caswell, Cannae's President. The employment agreement is effective as of February 26, 2024 (the "Effective Date") and provides for a three-year term ending on March 31, 2027, with a provision for automatic one-year extensions each year following the Effective Date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Mr. Caswell's employment agreement provides that beginning on the Effective Date he will receive a minimum annual base salary of $1.0 million and, on or around February 28, 2024, a time-based equity incentive award in the form of 150,000 restricted-stock units which will vest in three equal annual installments beginning one year from the grant date. Mr. Caswell's employment agreement also provides for a minimum annual grant of 150,000 restricted stock units on or prior to March 31, 2025 and March 31, 2026, subject to the approval of the Compensation Committee of the Company's Board, each vesting in three equal annual installments beginning one year from their respective grant dates. Mr. Caswell's employment agreement also provides for eligibility for a target annual incentive bonus of $750,000 which may be periodically reviewed and increased at the discretion of the Compensation Committee of the Company's Board. The restricted stock units granted to Mr. Caswell will contain pass-through voting rights and rights to accrued dividends (if any are declared by the Company during the vesting period) payable upon vesting of the restricted stock units.
The foregoing summary of the terms and conditions of Mr. Foley's and Mr. Caswell's employment agreements and long-term incentive awards are summaries and are qualified in their entirety by the terms and conditions of Mr. Foley's and Mr. Caswell's employment agreements with the Company, the award agreements for their long-term incentive awards and the Company’s 2017 Omnibus Incentive Plan dated November 17, 2017 which are filed as exhibits to this Annual Report on Form 10-K.
On February 27, 2024, our Board adopted a resolution increasing the size of the Company’s Board to twelve and elected Douglas K. Ammerman to serve on our Board. Mr. Ammerman will serve in Class III of our Board and his term will expire at our 2024 annual meeting of shareholders. Mr. Ammerman has not been appointed to any committee of our Board.
Mr. Ammerman, who is 72, is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He also serves as a director of Stantec Inc. since 2011, where he serves as Chairman, as a director of Fidelity National Financial, Inc. since 2006, as a director of F&G Annuities and Life, Inc. since December 2022 and as a director Dun & Bradstreet since February 2019. Mr. Ammerman formerly served on the boards of J. Alexander’s Holdings, Inc. and Foley Trasimene Acquisition Corp. Mr. Ammerman’s qualifications to serve on Cannae’s Board include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.
Mr. Ammerman is not a party to any related party transactions with the Company. He will receive customary compensation paid to our non-employee directors.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10-14.
 Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our President, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinforce our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on the Investor Relations page of our website at https://www.cannaeholdings.com.
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

2.1
Reorganization Agreement, dated as of November 17, 2017, between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017).

3.1	Restated Certificate of Incorporation of Cannae Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017).
3.2	Restated Bylaws of Cannae Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 20, 2017).
4.1
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 on Form S-4 (File No. 333-217-886), filed July 24, 2017).

4.2	Description of Common Stock (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020).
10.1
Amended and Restated Revolver Note, dated as of May 12, 2022, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 8, 2022).

10.2
Tax Matters Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2017).

10.3
Amended and Restated Operating Agreement of Cannae Holdings, LLC, dated August 27, 2019, with effect September 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 27, 2019).

10.4	First Amendment to the Amended and Restated Operating Agreement of Cannae Holdings, LLC, dated February 26, 2024.
10.5	Cannae Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed November 21, 2017).
10.6	Guaranty, dated as of November 30, 2020, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 2, 2020).
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

10.9
Form of Notice of Restricted Stock Award Agreement dated as of November 11, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022).(1)

10.10
Margin Loan Agreement, dated as of August 17, 2023 by and among Cannae Funding C, LLC, Cannae Funding D, LLC, Cannae Funding A, LLC, the lenders from time to time parties thereto and Royal Bank of Canada as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 21, 2023).

10.11	Third Amended and Restated Management Services Agreement, dated February 26, 2024, by and among Cannae Holdings, Inc., Cannae Holdings, LLC, and Trasimene Capital Management, LLC.
10.12	Form of Notice of Restricted Stock Award Agreement dated as of March 15, 2023.(1)
10.13	Incentive-Based Compensation Recovery Policy, with an effective date of October 3, 2023.
10.14	First Amendment to Amended and Restated Revolver Note, dated as of January 29, 2024, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc.
10.15	Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II. (1)
10.16	Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II. (1)
10.17	Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell.(1)
10.18	Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell. (1)

Exhibit Number	Description

21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to report related to Dun & Bradstreet Holdings, Inc.
23.3	Consent of Ernst & Young LLP with respect to report related to Alight, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Audited Financial Statements of Dun & Bradstreet Holdings, Inc.
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.

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

Cannae Holdings, Inc.
By:	/s/ Ryan R. Caswell
Ryan R. Caswell
President (Principal Executive Officer)

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan R. Caswell	President	February 29, 2024
Ryan R. Caswell	(Principal Executive Officer)

/s/ Bryan D. Coy	Executive Vice President and Chief Financial Officer	February 29, 2024
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Chief Executive Officer, Chief Investment Officer,	February 29, 2024
William P. Foley, II	Director and Chairman of the Board

/s/ Richard N. Massey	Director and Vice Chairman of the Board	February 29, 2024
Richard N. Massey

/s/ David Aung	Director	February 29, 2024
David Aung

/s/ Hugh R. Harris	Director	February 29, 2024
Hugh R. Harris

/s/ C. Malcolm Holland	Director	February 29, 2024
C. Malcolm Holland

/s/ Mark D. Linehan	Director	February 29, 2024
Mark D. Linehan

/s/ Frank R. Martire	Director	February 29, 2024
Frank R. Martire

/s/ Erika Meinhardt	Director	February 29, 2024
Erika Meinhardt

/s/ Barry B. Moullet	Director	February 29, 2024
Barry B. Moullet

/s/ James B. Stallings, Jr.	Director	February 29, 2024
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	February 29, 2024
Frank P. Willey