Form 10-Q
period 2024-03-31
Cannae Holdings, Inc.
filed 2024-05-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2024 there were 62,772,438 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2024
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$238.3	$106.2
Short-term investments	45.8	15.6
Other current assets	26.2	29.5
Income taxes receivable	25.3	26.0
Total current assets	335.6	177.3
Investments in unconsolidated affiliates	1,678.3	1,718.8
Equity securities, at fair value	152.7	290.9
Lease assets	141.3	143.5
Property and equipment, net	57.2	58.7
Goodwill	53.4	53.4
Deferred tax asset	29.0	82.0
Other intangible assets, net	16.3	16.8
Other long-term investments and non-current assets	146.0	145.3
Total assets	$2,609.8	$2,686.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$70.1	$74.2
Lease liabilities, current	13.9	13.9
Deferred revenue	15.3	16.9
Notes payable, current	1.9	2.5
Total current liabilities	101.2	107.5
Lease liabilities, long-term	139.7	142.2
Notes payable, long-term	77.4	102.5
Accounts payable and other accrued liabilities, long-term	26.4	25.3
Total liabilities	344.7	377.5
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of March 31, 2024 and December 31, 2023; issued of 94,245,481 and 92,844,329 shares as of March 31, 2024 and December 31, 2023, respectively and outstanding of 72,441,834 and 70,367,088 shares as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of March 31, 2024 and December 31, 2023	—	—
Retained earnings	804.6	901.3
Additional paid-in capital	1,984.7	1,977.0
Less: Treasury stock, 21,803,647 and 22,477,241 shares as of March 31, 2024 and December 31, 2023, respectively, at cost	(490.5)	(533.9)
Accumulated other comprehensive loss	(16.5)	(19.9)
Total Cannae shareholders' equity	2,282.3	2,324.5
Noncontrolling interests	(17.2)	(15.3)
Total equity	2,265.1	2,309.2
Total liabilities and equity	$2,609.8	$2,686.7
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023

Revenues:
Restaurant revenue	$106.5	$148.5
Other operating revenue	4.2	5.8
Total operating revenues	110.7	154.3
Operating expenses:
Cost of restaurant revenue	94.2	131.6
Personnel costs	23.2	15.6
Depreciation and amortization	3.3	5.1
Other operating expenses	30.6	24.7
Total operating expenses	151.3	177.0
Operating loss	(40.6)	(22.7)
Other income (expense):
Interest, investment and other income	2.1	2.8
Interest expense	(2.6)	(4.4)
Recognized (losses) gains, net	(8.6)	52.1
Total other (expense) income	(9.1)	50.5
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(49.7)	27.8
Income tax expense	53.4	2.6
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(103.1)	25.2
Equity in earnings (losses) of unconsolidated affiliates	11.3	(32.1)
Net loss	(91.8)	(6.9)
Less: Net loss attributable to noncontrolling interests	(1.9)	(2.8)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(89.9)	$(4.1)
Earnings per share
Basic
Net loss per share	$(1.27)	$(0.05)
Diluted
Net loss per share	$(1.27)	$(0.05)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	70.8	76.1
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	70.9	76.1
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023

Net loss	$(91.8)	$(6.9)
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) earnings of investments in unconsolidated affiliates (1)	(0.7)	1.2
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	4.1	—
Other comprehensive earnings	3.4	1.2
Comprehensive loss	(88.4)	(5.7)
Less: Comprehensive loss attributable to noncontrolling interests	(1.9)	(2.8)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(86.5)	$(2.9)
_________________________________

(1)Net of income tax (benefit) expense of $(0.2) million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Net of income tax expense of $1.1 million for the three months ended March 31, 2024.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	1.2	—	—	—	1.2
Treasury stock repurchases	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation, unconsolidated affiliates	—	—	9.0	—	—	—	—	—	9.0
Payments for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.1)	—	(0.1)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(4.1)	—	—	—	(2.8)	(6.9)
Balance, March 31, 2023	92.8	$—	$1,945.8	$1,210.6	$(16.9)	16.3	$(414.1)	$(6.8)	$2,718.6

Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.5	$(533.9)	$(15.3)	$2,309.2
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(0.7)	—	—	—	(0.7)
Reclassification adjustments for unrealized gains and losses on investments and other financial instruments, net of tax, (excluding investments in unconsolidated affiliates) included in net earnings	—	—	—	—	—	—	—	—	—
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings (loss)	—	—	—	—	4.1	—	—	—	4.1
Issuance of restricted stock and shares held in trust	1.4	—	—	—	—	1.2	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	3.4	—	—	—	—	—	3.4
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation, unconsolidated affiliates	—	—	4.3	—	—	—	—	—	4.3
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Net loss	—	—	—	(89.9)	—	—	—	(1.9)	(91.8)
Balance, March 31, 2024	94.2	$—	$1,984.7	$804.6	$(16.5)	21.8	$(490.5)	$(17.2)	$2,265.1

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(91.8)	$(6.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3.3	5.1
Equity in (earnings) losses of unconsolidated affiliates	(11.3)	32.1
Distributions from investments in unconsolidated affiliates	0.9	—
Recognized gains and asset impairments, net	8.8	(51.1)
Lease asset amortization	3.4	4.9
Stock-based compensation expense	3.4	0.6
Changes in assets and liabilities:
Other assets	2.7	3.0
Lease liabilities	(3.7)	(6.1)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(4.6)	(2.8)
Income taxes	52.9	1.5
Net cash used in operating activities	(36.0)	(19.7)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	177.1	78.0
Additions to property and equipment and other intangible assets	(1.3)	(2.5)
Proceeds from sales of property and equipment	1.0	—
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	100.9	—
Additional investments in unconsolidated affiliates	(33.9)	(40.3)
Purchases of other long term investments	(23.4)	(13.5)
Distributions from investments in unconsolidated affiliates	4.3	4.0
Purchases of short-term investment securities	(64.6)	(70.1)
Proceeds from sale and maturity of short-term investment securities	34.4	—
Net cash provided by (used in) investing activities	194.5	(44.4)
Cash flows from financing activities:
Borrowings	0.3	5.4
Debt service payments	(26.1)	(1.0)
Payment for vested shares withheld for taxes and in treasury	(0.6)	(0.1)
Treasury stock repurchases	—	(3.1)
Net cash (used in) provided by financing activities	(26.4)	1.2
Net increase (decrease) in cash and cash equivalents	132.1	(62.9)
Cash and cash equivalents at beginning of period	106.2	247.7
Cash and cash equivalents at end of period	$238.3	$184.8
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of March 31, 2024 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Dayforce, Inc., ("Dayforce", formerly known as Ceridian HCM Holding, Inc.); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football and Entertainment, LP ("Black Knight Football" or "BKFE"); Computer Services, Inc. ("CSI"); JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2023.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements (See Note B - Investments and Note C - Fair Value Measurements). Actual results could differ from estimates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
Dayforce
In February and March 2024, we completed the sale of 2.5 million shares of common stock of Dayforce. In connection with the sales, we received proceeds of $177.1 million.
We owned 1.5 million shares of Dayforce common stock as of March 31, 2024, which represented approximately 1.0% of its outstanding stock as of March 31, 2024.
Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Dayforce and other equity securities.
Dun & Bradstreet
On February 8, 2024, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of D&B common stock. In the three months ended March 31, 2024, we received $4.0 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
In March 2024, we completed the sale of 10.0 million shares of common stock of D&B. In connection with the sale, we received proceeds of $100.9 million.
As of March 31, 2024, we owned 69.0 million shares of D&B, which represented approximately 15.6% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Paysafe
During January 2024, we purchased 1.6 million shares of Paysafe for $23.4 million. As of March 31, 2024, we hold a 5.5% ownership interest in Paysafe.
Other Developments
On February 21, 2024, we announced a tender offer to purchase up to $200 million of shares of our common stock at a purchase price of not less than $20.75 per share and not greater than $23.75 per share (the "Tender Offer"). We conducted the Tender Offer through a procedure commonly referred to as a "modified Dutch auction." This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares.
On April 1, 2024, the Tender Offer expired and the Company accepted for purchase an aggregate of 9,672,540 shares of its common stock that were properly tendered and not properly withdrawn at or below a purchase price of $22.95 per share for an aggregate cost of $222.0 million, excluding fees and expenses. Included in the 9,672,540 shares of Cannae common stock we accepted for purchase in the Tender Offer are 957,943 shares that Cannae elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding common stock.
On February 21, 2024, we issued 1.85 million shares of common stock of the Company from the Company’s treasury and paid $18.3 million in cash, in the aggregate, to certain partners of JANA in exchange for a 19.99% equity interest in JANA. The transaction is valued at $55.5 million based on the closing price of the Company's common stock on February 21, 2024. Cannae also committed to invest $50 million into JANA funds (the "JANA Fund Commitment"). JANA is an investment manager founded in 2001. We account for our ownership interest in JANA as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag.
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA"). The Third Amended MSA amends the management services agreement primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended and Restated MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
On May 9, 2024, our Board declared cash dividends of $0.12 per share, payable on June 28, 2024, to Cannae common shareholders of record as of June 14, 2024.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Related Party Transactions
During the three months ended March 31, 2024, we incurred management fee expenses with our Manager of $9.1 million, and during the three months ended March 31, 2023, we incurred $9.4 million. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain shares of restricted stock and restricted stock units that have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2024 there were 0.1 million antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2023, there were 0.4 million antidilutive shares of restricted stock outstanding, respectively, that were excluded from the calculation of diluted earnings per share.
Income Taxes
Our effective tax rate was (107.4)% and 9.4% in the three months ended March 31, 2024 and 2023, respectively. The change in the effective tax rate in the three-month periods ended March 31, 2024 compared to the corresponding prior year periods was primarily attributable to recording of a valuation allowance in the current period of $59.9 million on our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships.
We have a Deferred tax asset of $29.0 million and $82.0 million as of March 31, 2024 and December 31, 2023, respectively. The $53.0 million change in deferred taxes in the three months ended March 31, 2024 is primarily attributable to recording of a valuation allowance of $59.9 million on our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships.
Stock-Based Compensation
On February 28, 2024, we issued 1.2 million restricted stock units ("RSUs") with a grant date fair value of $24.8 million as compensation to certain employees of the Company and issued 1.2 million shares of the Company's common stock to rabbi trusts that grant the holders of the RSUs pass-through voting rights. The RSUs vest in varying increments over a three-year period and, upon vesting, a number of shares of Company common stock equivalent to the number of vested RSUs will be released from the rabbi trusts to the employee. If the RSUs do not vest, the shares held in the rabbi trusts return to the Company. The Company is the primary beneficiary of the rabbi trusts prior to vesting of the RSUs and accordingly the shares of Company common stock held by the rabbi trusts are treated as treasury stock in the Company's condensed consolidated balance sheet and statement of equity for the period ended March 31, 2024. Compensation cost associated with the RSUs is measured based on their grant-date fair value derived from quoted market prices and is recorded over the service period of the awards.
Recent Accounting Pronouncements
We have reviewed the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our financial position or results of operations.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2024 and December 31, 2023 consisted of the following:

	Ownership at March 31, 2024	March 31, 2024	December 31, 2023
		(in millions)
Dun & Bradstreet	15.6%	$704.9	$827.7
Alight	9.5%	488.3	507.2
Sightline	33.0%	154.9	158.3
BKFE	46.6%	121.8	112.3
CSI	6.4%	88.0	47.1
Other	various	120.4	66.2
Total		$1,678.3	$1,718.8
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of March 31, 2024 consisted of the following:

March 31, 2024
(in millions)
Dun & Bradstreet	$693.2
Alight	516.9
System1	52.9
Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Dun & Bradstreet (1)	$(6.3)	$(8.3)
Alight	(11.3)	(7.1)
Sightline (2)	(3.5)	(4.1)
BKFE	(7.4)	(1.3)
CSI	40.9	(2.1)
Other	(1.1)	(9.2)
Total	$11.3	$(32.1)
_____________________________________
(1) Equity in losses for D&B includes $2.1 million of loss for the three months ended March 31, 2024 and 2023, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $1.5 million and $1.9 million of loss in the three months ended March 31, 2024 and 2023, respectively, related to amortization of Cannae's basis difference between the book value of its investment and ratable portion of the underlying equity in net assets of Sightline.

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

	March 31, 2024	December 31, 2023
	(In millions)
Total current assets	$609.3	$656.3
Goodwill and other intangible assets, net	7,229.9	7,361.7
Other assets	1,139.5	1,117.9
Total assets	$8,978.7	$9,135.9

Current liabilities	$987.4	$1,042.4
Long-term debt	3,506.8	3,512.5
Other non-current liabilities	1,115.4	1,149.4
Total liabilities	5,609.6	5,704.3
Total equity	3,369.1	3,431.6
Total liabilities and equity	$8,978.7	$9,135.9

	Three months ended March 31,
	2024	2023
	(In millions)
Total revenues	$564.5	$540.4
Operating income	16.6	7.9
Loss before income taxes	(67.0)	(45.4)
Net loss	(21.9)	(32.8)
Less: net earnings attributable to noncontrolling interest	1.3	0.9
Net loss attributable to Dun & Bradstreet	(23.2)	(33.7)
Equity Securities
Gains (losses) on equity securities included in Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net gains (losses) recognized during the period on equity securities	$15.5	$59.2
Less: net (losses) gains recognized during the period on equity securities sold, transferred or disposed during the period	9.3	13.8
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$6.2	$45.4
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of March 31, 2024 and December 31, 2023, we have $121.9 million, respectively, recorded for such investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets. We have not recorded any upward or downward adjustments to these investments due to price changes or impairments.

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$238.3	$—	$—	$238.3
Short-term investments	45.8	—	—	45.8
Equity securities:
Dayforce	99.3	—	—	99.3
Paysafe	53.4	—	—	53.4
Total equity securities	152.7	—	—	152.7
Total assets	$436.8	$—	$—	$436.8

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$106.2	$—	$—	106.2
Short-term investments	15.6	—	—	15.6
Equity securities:
Dayforce	268.5	—	—	268.5
Paysafe	22.4	—	—	22.4
Total equity securities	290.9	—	—	290.9
Total assets	$412.7	$—	$—	$412.7
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of March 31, 2024 and December 31, 2023.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended March 31, 2024 and December 31, 2023, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2024 and December 31, 2023, of which we are not the primary beneficiary:

	March 31, 2024		December 31, 2023
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$260.7	$260.7	$210.9	$210.9
Investments in Unconsolidated Affiliates
As of March 31, 2024 and December 31, 2023, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFE, CSI and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFE related to investment commitments associated with its acquisitions of interests in football clubs. These BKFE obligations total an estimated amount of between $41.9 million and $76.2 million as of March 31, 2024. These obligations are potentially payable at various increments over the next four years and vary based on certain performance criteria. The underlying obligation of BKFE to fund these amounts is contingent on the exercise of certain investment options by BKFE or other parties. Cannae is required to fund such payments solely to the extent BKFE is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
The assets are included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Segment Information
On March 20, 2024, Alight entered into a definitive agreement to sell its professional services segment and its payroll and human capital management outsourcing businesses. Closing of the transaction is subject to various closing conditions, including regulatory approvals, and is expected to close by mid-year 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the disposed businesses as held for sale and its operating results as discontinued operations. Accordingly, Alight's results presented for the period ended March 31, 2023 have been retrospectively revised to reflect the Payroll & Professional Services Business as held for sale and discontinued operations.
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2024:

	Restaurant Group	Dun & Bradstreet	Alight	BKFE	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$106.5	$—	$—	$—	$—	$—	$106.5
Other operating revenues	—	564.5	559.0	52.7	4.2	(1,176.2)	4.2
Revenues from external customers	106.5	564.5	559.0	52.7	4.2	(1,176.2)	110.7
Interest, investment and other income (expense), including recognized gains (losses), net	0.3	1.7	(77.0)	1.0	(6.8)	74.3	(6.5)
Total revenues, other income (expense) and realized gains (losses), net	106.8	566.2	482.0	53.7	(2.6)	(1,101.9)	104.2
Depreciation and amortization	2.7	144.0	97.0	28.0	0.6	(269.0)	3.3
Interest expense	(1.3)	(85.3)	(31.0)	(3.5)	(1.3)	119.8	(2.6)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(4.1)	(67.0)	(148.0)	(29.1)	(45.6)	244.1	(49.7)
Income tax (benefit) expense	—	(44.2)	(27.0)	—	53.4	71.2	53.4
Loss before equity in earnings (losses) of unconsolidated affiliates	(4.1)	(22.8)	(121.0)	(29.1)	(99.0)	172.9	(103.1)
Equity in earnings (losses) of unconsolidated affiliates	—	0.9	—	(2.8)	36.3	(23.1)	11.3
Net loss	$(4.1)	$(21.9)	$(121.0)	$(31.9)	$(62.7)	$149.8	$(91.8)
Assets	$284.1	$8,978.7	$10,715.0	$471.2	$2,325.7	$(20,164.9)	$2,609.8
Goodwill	53.4	3,424.7	3,212.0	15.5	—	(6,652.2)	53.4
As of and for the three months ended March 31, 2023:

	Restaurant Group	Dun & Bradstreet	Alight	BKFE	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$148.5	$—	$—	$—	$—	$—	$148.5
Other operating revenues	—	540.4	586.0	6.8	5.8	(1,133.2)	5.8
Revenues from external customers	148.5	540.4	586.0	6.8	5.8	(1,133.2)	154.3
Interest investment and other income (expense), including recognized gains (losses), net	0.1	2.0	(34.0)	—	54.8	32.0	54.9
Total revenues, other income (expense) and recognized gains (losses), net	148.6	542.4	552.0	6.8	60.6	(1,101.2)	209.2
Depreciation and amortization	4.6	145.4	93.0	6.2	0.5	(244.6)	5.1
Interest expense	(1.3)	(55.3)	(33.0)	—	(3.1)	88.3	(4.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(4.5)	(45.4)	(107.0)	(10.3)	32.3	162.7	27.8
Income tax expense (benefit)	0.5	(11.8)	(23.0)	—	2.1	34.8	2.6
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(5.0)	(33.6)	(84.0)	(10.3)	30.2	127.9	25.2
Equity in earnings (losses) of unconsolidated affiliates	—	0.8	—	—	(15.4)	(17.5)	(32.1)
Net (loss) earnings	$(5.0)	$(32.8)	$(84.0)	$(10.3)	$14.8	$110.4	$(6.9)
Assets	$330.4	$9,303.3	$10,917.0	$288.1	$2,802.4	$(20,508.4)	$3,132.8
Goodwill	53.4	3,435.7	3,203.0	33.1	—	(6,671.8)	53.4

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
•Dun & Bradstreet. This segment consists of our 15.6% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, evaluate whether suppliers and other third parties are financially viable, reputable, compliant and resilient, enhance salesforce productivity and gain visibility into key markets. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database contained comprehensive information on hundreds of millions of organizations. Our chief operating decision maker reviews the full financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet a reportable segment and have included the full results of Dun & Bradstreet in the tables above. We account for Dun & Bradstreet using the equity method of accounting; therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Dun & Bradstreet's results in the Affiliate Elimination section of the segment presentation above.
•Alight. This segment consists of our 9.5% ownership interest in Alight. Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g., health, wealth and leaves benefits) and global payroll solutions. In addition, Alight implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight a reportable segment and have included the full results of Alight subsequent to our initial acquisition of an ownership interest in the tables above. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours. Accordingly, we have presented the elimination of Alight's results in the Affiliate Elimination section of the segment presentation above.
•Black Knight Football and Entertainment. This segment consists of our 46.6% ownership interest in BKFE. BKFE is a partnership led by Bill Foley that owns and operates A.F.C. Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, a minority interest in FC Lorient ("FCL"), a French Ligue 1 football club founded in 1926, and a minority ownership interest in the Hibernian Football Club Limited, a Scottish Premiership football club founded in 1875. BKFE aims to grow into a leading, multi-club operator of football assets across the world. We account for our ownership of BKFE using the equity method of accounting; therefore, its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of BKFE's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of BKFE on a three-month lag and we acquired our initial interest in BKFE on December 13, 2022. Accordingly, our segment tables above for the three months ended March 31, 2024 and 2023, include our equity in BKFE’s loss and complete results of BKFE, respectively, for the three months ended December 31, 2023 and for the period from December 13, 2022 through December 31, 2022, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended March 31,
		2024	2023
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$106.5	$148.5
Total restaurant revenue		106.5	148.5
Other operating revenue:
Real estate and resort	Corporate and other	4.1	5.7
Other	Corporate and other	0.1	0.1
Total other operating revenue		4.2	5.8
Total operating revenues		$110.7	$154.3
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2024	December 31, 2023
	(In millions)
Trade receivables, net	$5.2	$7.6
Deferred revenue (contract liabilities)	15.3	16.9
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $1.5 million and $1.7 million was recognized in the three months ended March 31, 2024 and 2023, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	March 31, 2024	December 31, 2023
	(In millions)
2020 Margin Facility	$—	$—
FNF Revolver	59.7	84.7
Other	19.6	20.3
Notes payable, total	$79.3	$105.0
Less: Notes payable, current	1.9	2.5
Notes payable, long term	$77.4	$102.5
At March 31, 2024, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
2020 Margin Facility

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On November 30, 2020, Cannae Funding C, LLC ("Borrower 1"), an indirect wholly-owned special purpose subsidiary of the Company, and Cannae Funding D, LLC ("Borrower 2"), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (as amended from time to time, the "2020 Margin Facility") with the lenders from time to time party thereto and Royal Bank of Canada. On June 16, 2023, the 2020 Margin Facility was amended to, among other things, lower the immediate capacity from $250 million to $150 million. On August 17, 2023, the 2020 Margin Facility was amended to, among other things, (i) extend the maturity of the agreement to August 17, 2026, (ii) add 40 million shares of common stock of Alight to the pool of collateral, (iii) change the spread from 358 to 375 basis points and (iv) add Cannae Funding A, LLC ("Borrower 3" and together with Borrower 1 and Borrower 2, the "Borrowers"), an indirect wholly-owned special purpose subsidiary of the Company. On March 4, 2024, the 2020 Margin Facility was amended primarily to (i) assign the facility from Royal Bank of Canada to Bank of America, (ii) extend the maturity date to March 4, 2027 and (iii) change the spread from 375 to 310 basis points.
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $150.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500.0 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on March 4, 2027. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Dayforce, D&B and Alight shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Dayforce, D&B and/or Alight shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
As of March 31, 2024, there was no outstanding balance under the 2020 Margin Facility, $150.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for borrowings.
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
On January 29, 2024, the FNF Revolver was amended to (i) reduce the borrowing capacity to $60.0 million and (ii) change the interest rate to a fixed rate of 7.0% per annum. The Company also repaid $25.0 million of outstanding principal under the FNF Revolver.
As of March 31, 2024, there was a $59.7 million outstanding principal amount which incurred interest at 7.0% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at March 31, 2024 are as follows (in millions):

2024 (remaining)	$2.3
2025	60.8
2026	11.9
2027	0.5
2028	2.4
Thereafter	1.8
Total	$79.7

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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is record. As of March 31, 2024 and December 31, 2023, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2024 to determine the amount of the obligations. Purchase obligations as of March 31, 2024 are as follows (in millions):

2024 (remaining)	$41.2
2025	9.3
2026	6.1
2027	2.9
2028	0.9
Thereafter	—
Total purchase commitments	$60.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2024	2023
	(In millions)
Cash paid during the period:
Interest	$2.2	$3.6
Income taxes	0.5	0.8
Non-cash investing and financing activities:
Investment in JANA paid through reissuance of common stock from treasury	44.0	—
Difference between the historical cost of treasury stock and fair value upon reissuance for investment in JANA	(6.8)	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in macroeconomic conditions resulting from the outbreak of a pandemic or escalation of the current conflicts in Ukraine and the Middle East; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") and other filings with the Securities Exchange Commission ("SEC").
Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” “Cannae,” or the “Company” refer collectively to Cannae Holdings, Inc., and its subsidiaries.
The following discussion should be read in conjunction with our Annual Report.
Overview
For an additional description of our business, including descriptions of segments and recent business developments, see the discussion in Note A - Basis of Financial Statements and Note E - Segment Information to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Part I, Item 2.
Business Trends and Conditions
Dun & Bradstreet. D&B helps its clients solve these mission critical business problems. D&B believes the total addressable market ("TAM") in which it operates is large, growing and significantly under penetrated. D&B participates in the big data and analytics software market, as defined by Interactive Data Corporation, which represents a collection of software markets that functionally address decision support and decision automation. This market includes business intelligence and analytics tools, analytic data management and integration platforms and analytics and performance management applications. Within the broader market of data and analytics solutions, D&B serves a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance markets to provide clients with decisioning support and automation. As D&B continues to drive innovation in its solutions, it expects to address a greater portion of this TAM as new use cases for its data assets and analytical capabilities are introduced.
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
In 2023, the Restaurant Group undertook a project to renegotiate or terminate leases and close O'Charley's stores with unfavorable store-level cash flow profiles. Through this process it closed 77 O'Charley's stores in the year ended December 31, 2023. We expect the process to generally reduce the revenue and improve the operating profitability of our Restaurant Group, however we cannot be certain of the precise long-term financial impact as of the date of this Quarterly Report.
See further discussion of the historical results of operations of our Restaurant Group and of stores closed and the impact of impairments to lease assets and property equipment in Results of Operations - Restaurant Group below.
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
As of March 31, 2024, the fair value of our ownership interest in Dun & Bradstreet based on quoted market prices was $693.2 million and the book value of our recorded asset for D&B was $704.9 million. While the fair value of our investment in Dun & Bradstreet is below our book value, there are no other indicators that our investment is other than temporarily impaired. D&B has consistently grown its revenue and cash flow since when we initially invested in Dun & Bradstreet. Due to these factors, we consider the decline in value to be temporary as of March 31, 2024. Though we do not currently believe our investment in D&B is other than temporarily impaired, because the fair value is currently below the book value of our investment in Dun & Bradstreet, further declines in fair value of the investment, deterioration in D&B's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
As of March 31, 2024, the fair value of our ownership interest in Alight based on quoted market prices was $516.9 million and the book value of our recorded asset for Alight was $488.3 million. The fair value of our investment in Alight is above our book value and there are no other indicators of impairment. Alight has consistently outperformed market expectations and our expectations for its results of operations from when we initially invested in Alight. Though our investment in Alight is not currently impaired, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
As of March 31, 2024, the book value of our investment in Sightline accounted for under the equity method of accounting was $154.9 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach, the aggregate fair market value of our ownership of Sightline equity was approximately $162.3 million as of September 30, 2023. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline and the discount rate used in the discounted cash flow analysis. The primary significant unobservable input used was the 29% discount rate used in the discounted cash flow analysis. Though we do not believe our investment in Sightline is currently impaired, further declines in fair value of the investment, deterioration in Sightline's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of March 31, 2024, we had a net deferred tax asset of $29.0 million, which is primarily attributable to temporary differences for our investments in unconsolidated affiliates held through partnerships. In the quarter ended March 31, 2024, we recorded a valuation allowance of $59.9 million on the Company's federal net operating loss ("NOL") carryforwards and certain deferred taxes related to our consolidated partnerships. In the first quarter of 2024 it was determined that the net taxable capital gain from our sales of shares of Dayforce and D&B would likely be offset by other sources of current year taxable loss. Accordingly, we determined it was uncertain whether we would be able to use the Company's available federal NOL carryforwards and certain other deferred taxes. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2023, the Company is in a cumulative book loss position. The Company is relying on deferred tax liabilities, and the ability to carry back capital losses, as sources of income to facilitate the recovery of its remaining deferred tax assets. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of March 31, 2024, the Company has a valuation allowance of $59.9 million representing a full allowance on its federal NOL carry forwards and certain other federal deferred taxes and of $4.7 million related to state NOLs as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our other deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record an additional valuation allowance on its net deferred tax asset in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2024	2023
	(Dollars in millions)
Revenues:
Restaurant revenue	$106.5	$148.5
Other operating revenue	4.2	5.8
Total operating revenues	110.7	154.3
Operating expenses:
Cost of restaurant revenue	94.2	131.6
Personnel costs	23.2	15.6
Depreciation and amortization	3.3	5.1
Other operating expenses	30.6	24.7
Total operating expenses	151.3	177.0
Operating loss	(40.6)	(22.7)
Other income (expense):
Interest, investment and other income	2.1	2.8
Interest expense	(2.6)	(4.4)
Recognized (losses) gains, net	(8.6)	52.1
Total other (expense) income, net	(9.1)	50.5
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(49.7)	27.8
Income tax expense	53.4	2.6
(Loss) earnings before equity in losses of unconsolidated affiliates	(103.1)	25.2
Equity in earnings (losses) of unconsolidated affiliates	11.3	(32.1)
Net loss	(91.8)	(6.9)
Less: Net loss attributable to non-controlling interests	(1.9)	(2.8)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(89.9)	$(4.1)
For the Three Months Ended March 31, 2024 and 2023
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The material changes in revenues, expenses and pre-tax loss from the three months ended March 31, 2024 and 2023 are discussed in further detail at the segment level below.
Revenues
Total revenues decreased $43.6 million, or 28.3%, in the three months ended March 31, 2024 compared to the corresponding period in 2023.
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
Pre-Tax Loss
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates decreased $77.5 million, or 278.8%, in the three months ended March 31, 2024 compared to the corresponding period in 2023.
Income Taxes
Income tax expense was $53.4 million and $2.6 million in the three-month periods ended March 31, 2024 and 2023, respectively. Our effective tax rate was (107.4)% and 9.4% in the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended March 31, 2024 compared to the corresponding period in 2023 is primarily attributable to recording of a valuation allowance in the current period of $59.9 million on our federal net operating loss carryforwards and certain deferred taxes within our consolidated partnerships.
Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Dun & Bradstreet	$(6.3)	(8.3)
Alight	(11.3)	(7.1)
Sightline	(3.5)	(4.1)
BKFE	(7.4)	(1.3)
CSI	40.9	(2.1)
Other	(1.1)	(9.2)
Total	$11.3	$(32.1)
The increase in equity in earnings of CSI was primarily driven by the sale of a portion of CSI to a third party by BGPT Catalyst, LP, the entity through which we own our interest in CSI.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2024	2023
	(In millions)
Revenue
Restaurant revenue	$106.5	$148.5
Total operating revenues	106.5	148.5
Operating expenses:
Cost of restaurant revenue	94.2	131.6
Personnel costs	6.0	6.7
Depreciation and amortization	2.7	4.6
Other operating expenses	6.7	8.9
Total operating expenses	109.6	151.8
Operating loss	(3.1)	(3.3)
Other income (expense):
Interest expense	(1.3)	(1.3)
Recognized gains (losses), net	0.3	0.1
Total other expense	(1.0)	(1.2)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(4.1)	$(4.5)
For the Three Months Ended March 31, 2024
Total revenues for the Restaurant Group segment decreased $42.0 million, or 28.3%, in the three months ended March 31, 2024, compared to the corresponding period in 2023. The change was attributable to approximately $34.9 million of incremental revenue included in the three months ended March 31, 2023 associated with stores that were closed prior to 2024. In addition, there was a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 6.5% and 2.8%, respectively, in the three months ended March 31, 2024 compared to the comparable period in 2023. The decrease is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 88.5% and 88.6% in the three months ended March 31, 2024 and 2023, respectively.

Dun & Bradstreet
As of March 31, 2024, we own approximately 15.6% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended March 31,
	2024	2023
	(In millions)
Total revenues	$564.5	$540.4
Operating income	16.6	7.9
Net loss	(21.9)	(32.8)
Less: net earnings attributable to noncontrolling interest	1.3	0.9
Net loss attributable to Dun & Bradstreet	(23.2)	(33.7)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
As of March 31, 2024, we own approximately 9.5% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
On March 20, 2024, Alight entered into a definitive agreement to sell its professional services segment and its Payroll & Professional Services Business. Closing of the transaction is subject to various closing conditions, including regulatory approvals, and is expected to close by mid-year 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the Payroll & Professional Services Business as “held for sale” and its operating results as discontinued operations. Accordingly, Alight's results presented for the period ended March 31, 2023 have been retrospectively revised to reflect the Payroll & Professional Services Business as discontinued operations.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,
	2024	2023
	(In millions)
Total revenues	$559.0	$586.0
Gross profit	182.0	187.0
Net loss from continuing operations	(121.0)	(84.0)
Net earnings from discontinued operations	5.0	10.0
Net loss attributable to noncontrolling interests	(2.0)	(6.0)
Net loss attributable to Alight	(114.0)	(68.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of March 31, 2024, we own approximately 46.6% of the ownership interest of Black Knight Football. We account for our ownership of BKFE under the equity method of accounting and report our equity in the earnings or loss of BKFE on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the three months ended March 31, 2024 and 2023 includes our equity in BKFE’s losses for the three months ended December 31, 2023 and for the period from December 13, 2022 (the date we acquired our initial interest in BKFE) through December 31, 2022, respectively.

Summarized financial information for BKFE for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended December 31, 2023	For the period from December 13, 2022 through December 31, 2022
	(In millions)
Total revenues	52.7	6.8
Operating loss	(26.6)	(10.3)
Losses of unconsolidated affiliates	(2.8)	—
Net loss attributable to BKFE	(31.9)	(10.3)
Black Knight Football's total revenue is primarily attributable to Premier League media rights revenue earned by AFCB and to a lesser extent, matchday and sponsorship revenue. For the three months ended December 31, 2023, revenues were more than offset by $42.8 million of personnel cost and $28.0 million of depreciation and amortization of property and equipment and intangible assets by AFCB.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2024	2023
	(In millions)
Revenues:
Other operating revenue	$4.2	$5.8
Operating expenses:
Personnel costs	17.2	8.9
Depreciation and amortization	0.6	0.5
Other operating expenses	23.9	15.8
Total operating expenses	41.7	25.2
Operating loss	(37.5)	(19.4)
Other income (expense):
Interest, investment and other income	2.1	2.8
Interest expense	(1.3)	(3.1)
Recognized (losses) gains, net	(8.9)	52.0
Total other (expense) income	(8.1)	51.7
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	$(45.6)	$32.3
For the Three Months Ended March 31, 2024
Personnel costs increased $8.3 million in the three months ended March 31, 2024, compared to the corresponding period in 2023. The change in personnel costs was primarily driven by a $5.2 million increase in success bonuses paid related to our sales of shares of Dayforce and a $2.9 million increase in stock-based compensation cost.
Other operating expenses increased $8.1 million in the three months ended March 31, 2024 compared to the prior year period. The change in the three-month period was primarily driven by increased legal and termination fees associated with the termination of the management agreement with Trasimene.

Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Three months ended March 31,
	2024	2023
Dayforce fair value adjustments	$7.9	$59.2
Paysafe fair value adjustments	7.6	—
Dun & Bradstreet loss on partial sales and dilution	(13.5)	(7.3)
Other, net	(10.9)	0.1
Recognized gains, net	$(8.9)	$52.0
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments, including the JANA Fund Commitment. On May 9, 2024, our Board declared cash dividends of $0.12 per share, payable on June 28, 2024, to Cannae common shareholders of record as of June 14, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow over the short and long term are expected to include stock repurchases and debt repayments.
As of March 31, 2024, we had cash and cash equivalents of $238.3 million, of which $223.8 million was cash held by the corporate holding company, $45.8 million of short-term investments held by the corporate holding company, and $150.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility. As of March 31, 2024, $8.8 million of our short term investments are pledged as collateral for letters of credit for our Restaurant Group.
We continually assess our capital allocation strategy, including decisions relating to monetizing investments, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations, including the Tender Offer discussed below, will be met from internally generated funds, cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
We are focused on evaluating our assets and ownership interests as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including future acquisitions, potentially reducing debt, repurchasing shares of our stock, paying dividends on our stock, other strategic initiatives and/or conserving cash.
Cash Flows for the Three Months Ended March 31, 2024
Operating Cash Flow. Our cash flows used in operations for the three months ended March 31, 2024 and 2023 totaled $36.0 million and $19.7 million, respectively. The increase in cash used in operations of $16.3 million is primarily attributable to increased investment success bonuses paid related to sales of Dayforce and legal costs and termination fees associated with the Third Amended MSA.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the three months ended March 31, 2024 and 2023 were $194.5 million and $(44.4) million, respectively. The increase in cash provided by investing activities of $238.9 million in the 2024 period from the 2023 period is primarily attributable to higher proceeds from sales of investments in the 2024 period compared to the 2023 period.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the three months ended March 31, 2024 and 2023 were $(26.4) million and $1.2 million, respectively. The increase in cash used in financing activities of $27.6 million is primarily attributable to the partial repayment of the FNF Revolver in the three months ended March 31, 2024.
Financing Arrangements. For a description of our financing arrangements, see Note G - Notes Payable included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2023 included in our Annual Report.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2024 to determine the amount of these obligations.
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA"). The Third Amended MSA amends the management services agreement primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended and Restated MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
Pursuant to the terms of the Third Amended MSA, we are obligated to pay our Manager a quarterly management fee for the first and second quarters of 2024 at a rate of 37.5 basis points of cost of invested capital as of the date of the Third Amended MSA, payable in arrears in cash, and beginning July 2, 2024 a fixed annual management fee of $7.6 million. Management fees for the first and second quarter of 2024 are based on our cost of invested capital of $2,430.0 million as of February 26, 2024.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain restaurant equipment, which are accounted for as failed sale and leaseback transactions.
As of March 31, 2024, our required annual payments relating to these contractual obligations were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions)
Operating lease payments	$18.6	$23.7	$22.2	$20.6	$18.6	$126.1	$229.8
Unconditional purchase obligations	41.2	9.3	6.1	2.9	0.9	—	60.4
Notes payable	2.3	60.8	11.9	0.5	2.4	1.8	79.7
Management fees payable to Manager	24.9	13.2	13.1	3.8	—	—	55.0
Restaurant Group financing obligations	0.9	1.2	1.2	1.3	1.3	7.2	13.1
Total	$87.9	$108.2	$54.5	$29.1	$23.2	$135.1	$438.0
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
On October 29, 2023, our Board authorized a new stock repurchase program, (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. We have not made any purchases under the 2023 Repurchase Program. As of the date of this Quarterly Report, there are 10.0 million shares available for repurchase under the 2023 Repurchase Program.
We did not repurchase any Cannae common stock pursuant to the 2022 Repurchase Program during the three months ended March 31, 2024. Since the original commencement of the 2022 Repurchase Program through market close on March 31, 2024, we have repurchased a total of 7,404,537 common shares for approximately $145.3 million in the aggregate, or an average of $19.63 per share. As of the date of this Quarterly Report, there are 2,595,463 shares available for repurchase under the 2022 Repurchase Program.
On February 21, 2024, we issued 1.85 million shares of common stock of the Company from the Company’s treasury and paid $18.3 million in cash, in the aggregate, to certain partners of JANA Partners Capital, LLC and JANA Partners

Management, LP (together, "JANA") in exchange for a 19.99% equity interest in JANA.
On February 21, 2024, we announced a tender offer to purchase up to $200 million of shares of our common stock at a purchase price of not less than $20.75 per share and not greater than $23.75 per share (the "Tender Offer"). We conducted the Tender Offer through a procedure commonly referred to as a "modified Dutch auction." This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares.
On April 1, 2024, the Tender Offer expired and the Company accepted for purchase an aggregate of 9,672,540 shares of its common stock that were properly tendered and not properly withdrawn at or below a purchase price of $22.95 per share for an aggregate cost of $222.0 million, excluding fees and expenses. Included in the 9,672,540 shares of Cannae common stock we accepted for purchase in the Tender Offer are 957,943 shares that Cannae elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding common stock.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended March 31, 2024, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
First Amendment to Amended and Restated Revolver Note, dated as of January 29, 2024, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.2
Third Amended and Restated Management Services Agreement, dated February 26, 2024, by and among Cannae Holdings, Inc., Cannae Holdings, LLC, and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.3†
Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.4†
Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.5†
Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.6†
Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.7
Margin Loan Agreement, dated as of March 4, 2024 by and among Cannae Funding D, LLC, Cannae Funding A, LLC, the lenders from time to time parties thereto and Bank of America, N.A. as administrative agent and calculation agent.

10.8†	Employment Agreement, dated March 18, 2024, by and between Cannae Holdings, Inc. and Michael L. Gravelle.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2024	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Chief Financial Officer (Principal Financial and Accounting Officer)