Form 10-Q
period 2024-06-30
Cannae Holdings, Inc.
filed 2024-08-08
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38300
CANNAE HOLDINGS, INC.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada			82-1273460
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

1701 Village Center Circle,	Las Vegas,	Nevada	89134
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2024 there were 62,734,645 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2024
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$45.7	$106.2
Short-term investments	8.9	15.6
Other current assets	20.8	29.5
Income taxes receivable	25.3	26.0
Total current assets	100.7	177.3
Investments in unconsolidated affiliates	1,519.6	1,718.8
Equity securities, at fair value	125.8	290.9
Lease assets	139.8	143.5
Property and equipment, net	64.3	58.7
Goodwill	53.4	53.4
Deferred tax asset	63.2	82.0
Other intangible assets, net	15.9	16.8
Other long-term investments and non-current assets	141.3	145.3
Total assets	$2,224.0	$2,686.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$70.4	$74.2
Lease liabilities, current	14.1	13.9
Deferred revenue	14.3	16.9
Notes payable, current	0.5	2.5
Total current liabilities	99.3	107.5
Lease liabilities, long-term	137.1	142.2
Notes payable, long-term	77.7	102.5
Accounts payable and other accrued liabilities, long-term	26.4	25.3
Total liabilities	340.5	377.5
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2024 and December 31, 2023; issued of 94,246,958 and 92,844,329 shares as of June 30, 2024 and December 31, 2023, respectively, and outstanding of 62,470,771 and 70,367,088 shares as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of June 30, 2024 and December 31, 2023	—	—
Retained earnings	642.0	901.3
Additional paid-in capital	1,997.9	1,977.0
Less: Treasury stock, 31,776,187 and 22,477,241 shares as of June 30, 2024 and December 31, 2023, respectively, at cost	(721.6)	(533.9)
Accumulated other comprehensive loss	(17.6)	(19.9)
Total Cannae shareholders' equity	1,900.7	2,324.5
Noncontrolling interests	(17.2)	(15.3)
Total equity	1,883.5	2,309.2
Total liabilities and equity	$2,224.0	$2,686.7
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenues:
Restaurant revenue	$107.6	$145.2	$214.1	$293.7
Other operating revenue	10.4	7.6	14.6	13.4
Total operating revenues	118.0	152.8	228.7	307.1
Operating expenses:
Cost of restaurant revenue	92.1	128.3	186.3	259.9
Personnel costs	19.2	11.3	42.4	26.9
Depreciation and amortization	3.4	4.6	6.7	9.7
Other operating expenses	26.3	28.2	56.9	52.9
Total operating expenses	141.0	172.4	292.3	349.4
Operating loss	(23.0)	(19.6)	(63.6)	(42.3)
Other income (expense):
Interest, investment and other income	0.7	2.7	2.8	5.5
Interest expense	(2.0)	(4.0)	(4.6)	(8.4)
Recognized (losses) gains, net	(145.1)	(42.2)	(153.7)	9.9
Total other (expense) income	(146.4)	(43.5)	(155.5)	7.0
Loss before income taxes and equity in losses of unconsolidated affiliates	(169.4)	(63.1)	(219.1)	(35.3)
Income tax (benefit) expense	(33.7)	(21.8)	19.7	(19.2)
Loss before equity in losses of unconsolidated affiliates	(135.7)	(41.3)	(238.8)	(16.1)
Equity in losses of unconsolidated affiliates	(19.3)	(49.1)	(8.0)	(81.2)
Net loss	(155.0)	(90.4)	(246.8)	(97.3)
Less: Net loss attributable to noncontrolling interests	—	(3.2)	(1.9)	(6.0)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(155.0)	$(87.2)	$(244.9)	$(91.3)
Earnings per share
Basic
Net loss per share	$(2.49)	$(1.16)	$(3.68)	$(1.21)
Diluted
Net loss per share	$(2.49)	$(1.16)	$(3.68)	$(1.21)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	62.2	75.4	66.5	75.7
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	62.2	75.4	66.5	75.7
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net loss	$(155.0)	$(90.4)	$(246.8)	$(97.3)
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) earnings of investments in unconsolidated affiliates (1)	(1.1)	3.0	(1.8)	4.2
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	—	—	4.1	—
Other comprehensive (loss) earnings	(1.1)	3.0	2.3	4.2
Comprehensive loss	(156.1)	(87.4)	(244.5)	(93.1)
Less: Comprehensive loss attributable to noncontrolling interests	—	(3.2)	(1.9)	(6.0)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(156.1)	$(84.2)	$(242.6)	$(87.1)
_________________________________

(1)Net of income tax (benefit) expense of $(0.3) million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $(0.5) million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Net of income tax expense of $1.1 million for the six months ended June 30, 2024.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2023	92.8	$—	$1,945.8	$1,210.6	$(16.9)	16.3	$(414.1)	$(6.8)	$2,718.6
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	3.0	—	—	—	3.0
Treasury stock repurchases	—	—	—	—	—	3.1	(60.4)	—	(60.4)
Stock-based compensation, consolidated subsidiaries	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation, unconsolidated affiliates	—	—	10.3	—	—	—	—	—	10.3
Net loss	—	—	—	(87.2)	—	—	—	(3.2)	(90.4)
Balance, June 30, 2023	92.8	$—	$1,957.0	$1,123.4	$(13.9)	19.4	$(474.5)	$(10.0)	$2,582.0

Balance, March 31, 2024	94.2	$—	$1,984.7	$804.6	$(16.5)	21.8	$(490.5)	$(17.2)	$2,265.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.1)	—	—	—	(1.1)
Treasury stock repurchases	—	—	—	—	—	10.0	(231.1)	—	(231.1)
Stock-based compensation, consolidated subsidiaries	—	—	7.9	—	—	—	—	—	7.9
Stock-based compensation, unconsolidated affiliates	—	—	5.3	—	—	—	—	—	5.3
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(155.0)	—	—	—	—	(155.0)
Balance, June 30, 2024	94.2	$—	$1,997.9	$642.0	$(17.6)	31.8	$(721.6)	$(17.2)	$1,883.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	4.2	—	—	—	4.2
Treasury stock repurchases	—	—	—	—	—	3.1	(60.4)	—	(60.4)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation, consolidated subsidiaries	—	—	1.5	—	—	—	—	—	1.5
Stock-based compensation, unconsolidated affiliates	—	—	19.3	—	—	—	—	—	19.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	(91.3)	—	—	—	(6.0)	(97.3)
Balance, June 30, 2023	92.8	$—	$1,957.0	$1,123.4	$(13.9)	19.4	$(474.5)	$(10.0)	$2,582.0

Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.5	$(533.9)	$(15.3)	$2,309.2
Other comprehensive earnings — unrealized earnings of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.8)	—	—	—	(1.8)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	4.1	—	—	—	4.1
Treasury stock repurchases	—	—	—	—	—	10.0	(231.1)	—	(231.1)
Issuance of restricted stock and shares held in trust	1.4	—	—	—	—	1.2	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation, consolidated subsidiaries	—	—	11.3	—	—	—	—	—	11.3
Stock-based compensation, unconsolidated affiliates	—	—	9.6	—	—	—	—	—	9.6
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(244.9)	—	—	—	(1.9)	(246.8)
Balance, June 30, 2024	94.2	$—	$1,997.9	$642.0	$(17.6)	31.8	$(721.6)	$(17.2)	$1,883.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(246.8)	$(97.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6.7	9.7
Equity in losses of unconsolidated affiliates	8.0	81.2
Distributions from investments in unconsolidated affiliates	1.1	0.2
Recognized (gains) losses and asset impairments, net	154.4	(5.8)
Lease asset amortization	6.7	9.7
Stock-based compensation expense	11.3	1.5
Changes in assets and liabilities:
Other assets	5.9	4.3
Lease liabilities	(7.5)	(12.4)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(5.0)	(2.9)
Income taxes	19.0	(22.8)
Net cash used in operating activities	(46.2)	(34.6)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	208.0	78.0
Additions to property and equipment and other intangible assets	(2.9)	(4.7)
Proceeds from sales of property and equipment	3.4	—
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	100.9	—
Additional investments in unconsolidated affiliates	(33.9)	(96.1)
Purchases of other long term investments	(38.1)	(17.4)
Distributions from investments in unconsolidated affiliates	8.4	7.9
Purchases of short-term investment securities	(64.6)	(130.1)
Proceeds from sale and maturity of short-term investment securities	71.3	111.4
Net cash provided by (used in) investing activities	252.5	(51.0)
Cash flows from financing activities:
Borrowings	0.4	7.8
Debt service payments	(27.7)	(2.0)
Payment for vested shares withheld for taxes and in treasury	(0.6)	(0.1)
Dividends paid	(7.5)	—
Treasury stock repurchases	(231.4)	(55.1)
Net cash used in financing activities	(266.8)	(49.4)
Net decrease in cash and cash equivalents	(60.5)	(135.0)
Cash and cash equivalents at beginning of period	106.2	247.7
Cash and cash equivalents at end of period	$45.7	$112.7
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of June 30, 2024 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Dayforce, Inc., ("Dayforce", formerly known as Ceridian HCM Holding, Inc.); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC", formerly known as Black Knight Football and Entertainment, LP); Computer Services, Inc. ("CSI"); JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
Dayforce
In the six months ended June 30, 2024, we sold 3.0 million shares of common stock of Dayforce for gross proceeds of $208.0 million.
We owned 1.0 million shares of Dayforce common stock as of June 30, 2024, which represented approximately 0.6% of its outstanding stock as of June 30, 2024.
Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Dayforce and other equity securities.
Subsequent to June 30, 2024 through the date of this Quarterly Report, we sold 500,000 shares of common stock of Dayforce for proceeds of $26.2 million.
Dun & Bradstreet
On February 8, 2024 and April 30, 2024, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of D&B common stock. In the six months ended June 30, 2024, we received $7.4 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
In March 2024, we completed the sale of 10.0 million shares of common stock of D&B. In connection with the sale, we received proceeds of $100.9 million.
As of June 30, 2024, we owned 69.0 million shares of D&B, which represented approximately 15.6% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Paysafe
In January 2024, we purchased 1.6 million shares of Paysafe for $23.4 million. As of June 30, 2024, we hold a 5.5% ownership interest in Paysafe.
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
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA"). The Third Amended MSA amends the management services agreement primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following dividends were declared by our Board in 2024:

Declaration Date	Record Date	Payment Date	Dividends Per Share
May 9, 2024	June 14, 2024	June 28, 2024	$0.12
July 30, 2024	September 16, 2024	September 30, 2024	$0.12
Related Party Transactions
During the three and six months ended June 30, 2024, we incurred management fee expenses with our Manager of $9.1 million and $18.2 million, respectively, and during the six months ended June 30, 2024 we incurred $6.6 million of termination fees with our Manager. During the three months and six ended June 30, 2023, we incurred management fee expenses with our Manager of $9.6 million and $18.9 million, respectively. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2024, there were 0.1 million, respectively, antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2023, there were no antidilutive shares of restricted stock outstanding that were excluded from the calculation of diluted earnings per share.
Income Taxes
Our effective tax rate was 19.9% and 34.5% in the three months ended June 30, 2024 and 2023, respectively, and (9.0)% and 54.4% in the six months ended June 30, 2024 and 2023, respectively. The change in the effective tax rate in the three-month period ended June 30, 2024 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit) and the impairment recorded to our investment in Sightline. The change in the effective tax rate in the six-month period ended June 30, 2024 compared to the corresponding prior year period was primarily attributable to recording of a valuation allowance in the current period of $58.8 million on our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships, the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit), and the impairment recorded to our investment in Sightline.
We have a Deferred tax asset of $63.2 million and $82.0 million as of June 30, 2024 and December 31, 2023, respectively. The $18.8 million change in deferred taxes in the six months ended June 30, 2024 is primarily attributable to recording of a valuation allowance of $58.8 million primarily related to our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships, partially offset by the tax impact of sales of Dayforce and impairment of Sightline.
Stock-Based Compensation
On February 28, 2024, we issued 1.2 million restricted stock units ("RSUs") with a grant date fair value of $24.8 million as compensation to certain employees of the Company and issued 1.2 million shares of the Company's common stock to rabbi trusts that grant the holders of the RSUs pass-through voting rights. The RSUs vest in varying increments over a three-year period and, upon vesting, a number of shares of Company common stock equivalent to the number of vested RSUs will be released from the rabbi trusts to the employee. If the RSUs do not vest, the shares held in the rabbi trusts return to the Company. The Company is the primary beneficiary of the rabbi trusts prior to vesting of the RSUs and accordingly the shares of Company common stock held by the rabbi trusts are treated as treasury stock in the Company's condensed consolidated balance sheet and statement of equity for the period ended June 30, 2024. Compensation cost associated with the RSUs is

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

measured based on their grant-date fair value derived from quoted market prices and is recorded over the service period of the awards.
Recent Accounting Pronouncements
We have reviewed the recently issued accounting pronouncements and we did not identify any that are expected to, if currently adopted, have a material impact on our financial position or results of operations.
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2024 and December 31, 2023 consisted of the following:

	Ownership at June 30, 2024	June 30, 2024	December 31, 2023
		(in millions)
Dun & Bradstreet	15.6%	$700.5	$827.7
Alight	9.7%	492.1	507.2
Sightline	33.0%	13.7	158.3
Black Knight Football	45.5%	104.6	112.3
CSI	6.4%	88.2	47.1
Other	various	120.5	66.2
Total		$1,519.6	$1,718.8
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of June 30, 2024 consisted of the following:

June 30, 2024
(in millions)
Dun & Bradstreet	$639.4
Alight	387.3
System1	41.1
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Dun & Bradstreet (1)	$(4.7)	$(5.6)	$(11.0)	$(13.9)
Alight	2.2	(7.0)	(9.1)	(14.1)
Sightline (2)	(0.2)	(5.0)	(3.7)	(9.1)
Black Knight Football	(17.9)	(15.6)	(25.3)	(16.9)
CSI	0.2	—	41.1	—
Other	1.1	(15.9)	—	(27.2)
Total	$(19.3)	$(49.1)	$(8.0)	$(81.2)
_____________________________________
(1) Equity in losses for D&B includes $2.1 million of loss for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million of loss in the six months ended June 30, 2024 and 2023, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $1.5 million and $1.9 million of loss in the three months ended June 30, 2024 and 2023, respectively, and $2.9 million and $3.9 million of loss in the six months ended June 30, 2024 and 2023, respectively, related to amortization of Cannae's basis difference between the book value of its investment and ratable portion of the underlying equity in net assets of Sightline.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Dun & Bradstreet
Summarized statement of operations information for D&B for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Total revenues	$576.2	$554.7	$1,140.7	$1,095.1
Operating income	37.1	16.5	53.7	24.4
Loss before income taxes	(19.3)	(37.0)	(86.3)	(82.4)
Net loss	(15.7)	(18.8)	(37.6)	(51.6)
Net earnings attributable to noncontrolling interest	0.7	0.6	2.0	1.5
Net loss attributable to Dun & Bradstreet	(16.4)	(19.4)	(39.6)	(53.1)
Alight
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Total revenues	$538.0	$561.0	$1,097.0	$1,147.0
Gross profit	167.0	187.0	349.0	374.0
Net loss from continuing operations	(4.0)	(72.0)	(125.0)	(156.0)
Net earnings from discontinued operations	27.0	—	32.0	10.0
Net loss attributable to noncontrolling interests	—	(5.0)	(2.0)	(11.0)
Net earnings (loss) attributable to Alight	23.0	(67.0)	(91.0)	(135.0)
Sightline
As of June 30, 2024, the book value of our investment in Sightline accounted for under the equity method of accounting prior to any impairment was $154.7 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach and adjusted for the risk of a capital shortfall at the business, the aggregate fair market value of our ownership of Sightline equity was approximately $13.7 million as of June 30, 2024. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline, the discount rate used in the discounted cash flow analysis and the adjustment for risk of capital shortfall. The primary significant unobservable input used was the 35% discount rate used in the discounted cash flow analysis and the 50% adjustment for the risk of capital shortfall.
Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the ability of Sightline to raise new capital, management determined the decrease in value of our investment in Sightline was other-than-temporary as of June 30, 2024. Accordingly, we recorded an impairment of $141.0 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended June 30, 2024.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity Securities
Recognized (losses) gains, net on the Condensed Consolidated Statements of Operations consisted of the following (losses) gains on equity securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net (losses) gains recognized during the period on equity securities	$(10.0)	$(40.3)	$5.5	$18.9
Less: net (losses) gains recognized during the period on equity securities sold, transferred or disposed during the period	(2.2)	—	4.1	13.8
Unrealized (losses) gains recognized during the reporting period on equity securities held at the reporting date	$(7.8)	$(40.3)	$1.4	$5.1
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of June 30, 2024 and December 31, 2023, we have $124.5 million and $121.9 million, respectively, recorded for such investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2024, we recorded a gain of $2.6 million to an investment without a readily determinable fair value. The amount of the gain was determined based on an observable third-party purchase of equity in the investee. During the three months ended June 30, 2023, we recorded an impairment of $9.0 million to an investment without a readily determinable fair value. The amount of the impairment was determined based on the valuation of the investee implied by a contemplated sale of its assets to a third-party as of June 30, 2023.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$45.7	$—	$—	$45.7
Short-term investments	8.9	—	—	8.9
Equity securities:
Dayforce	49.6	—	—	49.6
Paysafe	59.8	—	—	59.8
Other	16.4	—	—	16.4
Total equity securities	125.8	—	—	125.8
Total assets	$180.4	$—	$—	$180.4

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$106.2	$—	$—	106.2
Short-term investments	15.6	—	—	15.6
Equity securities:
Dayforce	268.5	—	—	268.5
Paysafe	22.4	—	—	22.4
Total equity securities	290.9	—	—	290.9
Total assets	$412.7	$—	$—	$412.7
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of June 30, 2024 and December 31, 2023.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2024 and December 31, 2023, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2024 and December 31, 2023, of which we are not the primary beneficiary:

	June 30, 2024		December 31, 2023
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(in millions)
Investments in unconsolidated affiliates	$243.3	$243.3	$210.9	$210.9
Investments in Unconsolidated Affiliates
As of June 30, 2024 and December 31, 2023, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFC related to investment commitments associated with its acquisitions of interests in football clubs. These BKFC obligations total an estimated amount between $41.6 million and $75.7 million as of June 30, 2024. These obligations are potentially payable at various increments over the next four years and vary based on certain performance criteria. The underlying obligation of BKFC to fund these amounts is contingent on the exercise of certain investment options by BKFC or other parties. Cannae is required to fund such payments solely to the extent BKFC is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
The assets are included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Segment Information
On March 20, 2024, Alight entered into a definitive agreement to sell its professional services segment and its payroll and human capital management outsourcing businesses (the "Payroll & Professional Services Business"). The transaction closed on July 12, 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the disposed businesses as held for sale and its operating results as discontinued operations. Accordingly, Alight's results presented for the periods ended June 30, 2023 have been retrospectively revised to reflect the Payroll & Professional Services Business as held for sale and discontinued operations.
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2024:

	Restaurant Group	Dun & Bradstreet	Alight	BKFC	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$107.6	$—	$—	$—	$—	$—	$107.6
Other operating revenues	—	576.2	538.0	49.4	10.4	(1,163.6)	10.4
Revenues from external customers	107.6	576.2	538.0	49.4	10.4	(1,163.6)	118.0
Interest, investment and other income (expense), including recognized gains (losses), net	1.0	2.6	83.0	0.5	(145.4)	(86.1)	(144.4)
Total revenues, other income (expense) and realized gains (losses), net	108.6	578.8	621.0	49.9	(135.0)	(1,249.7)	(26.4)
Depreciation and amortization	2.7	141.3	99.0	28.0	0.7	(268.3)	3.4
Interest expense	(1.3)	(59.0)	(33.0)	(3.3)	(0.7)	95.3	(2.0)
Earnings (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	1.8	(19.3)	(2.0)	(34.0)	(171.2)	55.3	(169.4)
Income tax (benefit) expense	—	(2.9)	2.0	—	(33.7)	0.9	(33.7)
Earnings (loss) before equity in earnings (losses) of unconsolidated affiliates	1.8	(16.4)	(4.0)	(34.0)	(137.5)	54.4	(135.7)
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	(3.7)	1.1	(17.4)	(19.3)
Net earnings (loss)	$1.8	$(15.7)	$(4.0)	$(37.7)	$(136.4)	$37.0	$(155.0)
Assets	$279.0	$8,956.8	$10,473.0	$496.8	$1,945.0	$(19,926.6)	$2,224.0
Goodwill	53.4	3,426.6	3,212.0	15.3	—	(6,653.9)	53.4
As of and for the three months ended June 30, 2023:

	Restaurant Group	Dun & Bradstreet	Alight	BKFC	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$145.2	$—	$—	$—	$—	$—	$145.2
Other operating revenues	—	554.7	561.0	39.1	7.6	(1,154.8)	7.6
Revenues from external customers	145.2	554.7	561.0	39.1	7.6	(1,154.8)	152.8
Interest investment and other income (expense), including recognized gains (losses), net	(0.2)	2.6	(11.0)	0.7	(39.3)	7.7	(39.5)
Total revenues, other income (expense) and recognized gains (losses), net	145.0	557.3	550.0	39.8	(31.7)	(1,147.1)	113.3
Depreciation and amortization	4.3	145.0	92.0	32.2	0.3	(269.2)	4.6
Interest expense	(1.3)	(56.1)	(33.0)	(1.9)	(2.7)	91.0	(4.0)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(6.6)	(37.0)	(80.0)	(32.9)	(56.5)	149.9	(63.1)
Income tax benefit	—	(17.5)	(8.0)	—	(21.8)	25.5	(21.8)
Loss before equity in earnings (losses) of unconsolidated affiliates	(6.6)	(19.5)	(72.0)	(32.9)	(34.7)	124.4	(41.3)
Equity in earnings (losses) of unconsolidated affiliates	—	0.7	—	—	(20.9)	(28.9)	(49.1)
Net loss	$(6.6)	$(18.8)	$(72.0)	$(32.9)	$(55.6)	$95.5	$(90.4)
Assets	$318.4	$9,267.2	$10,772.0	$394.9	$2,677.2	$(20,434.1)	$2,995.6
Goodwill	53.4	3,422.4	3,681.0	19.9	—	(7,123.3)	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2024:

	Restaurant Group	Dun & Bradstreet	Alight	BKFC	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$214.1	$—	$—	$—	$—	$—	$214.1
Other operating revenues	—	1,140.7	1,097.0	102.1	14.6	(2,339.8)	14.6
Revenues from external customers	214.1	1,140.7	1,097.0	102.1	14.6	(2,339.8)	228.7
Interest, investment and other income, including recognized gains (losses), net	1.3	4.3	6.0	1.5	(152.2)	(11.8)	(150.9)
Total revenues, other income (expense) and recognized gains (losses), net	215.4	1,145.0	1,103.0	103.6	(137.6)	(2,351.6)	77.8
Depreciation and amortization	5.4	285.3	196.0	56.0	1.3	(537.3)	6.7
Interest expense	(2.6)	(144.3)	(64.0)	(6.8)	(2.0)	215.1	(4.6)
Loss before income taxes and equity in earnings (losses) of unconsolidated affiliates	(2.3)	(86.3)	(150.0)	(63.1)	(216.8)	299.4	(219.1)
Income tax (benefit) expense	—	(47.1)	(25.0)	—	19.7	72.1	19.7
Loss before equity in earnings (losses) of unconsolidated affiliates	(2.3)	(39.2)	(125.0)	(63.1)	(236.5)	227.3	(238.8)
Equity in earnings (losses) of unconsolidated affiliates	—	1.6	—	(6.5)	37.4	(40.5)	(8.0)
Net loss	$(2.3)	$(37.6)	$(125.0)	$(69.6)	$(199.1)	$186.8	$(246.8)
Assets	$279.0	$8,956.8	$10,473.0	$496.8	$1,945.0	$(19,926.6)	$2,224.0
Goodwill	53.4	3,426.6	3,212.0	15.3	—	(6,653.9)	53.4
As of and for the six months ended June 30, 2023:

	Restaurant Group	Dun & Bradstreet	Alight	BKFC	Corporate and Other	Affiliate Elimination	Total
	(in millions)
Restaurant revenues	$293.7	$—	$—	$—	$—	$—	$293.7
Other operating revenues	—	1,095.1	1,147.0	45.9	13.4	(2,288.0)	13.4
Revenues from external customers	293.7	1,095.1	1,147.0	45.9	13.4	(2,288.0)	307.1
Interest investment and other income, including recognized gains (losses), net	(0.1)	4.6	(45.0)	0.7	15.5	39.7	15.4
Total revenues, other income (expense) and recognized gains (losses), net	293.6	1,099.7	1,102.0	46.6	28.9	(2,248.3)	322.5
Depreciation and amortization	8.9	290.4	185.0	38.4	0.8	(513.8)	9.7
Interest expense	(2.6)	(111.4)	(66.0)	(1.9)	(5.8)	179.3	(8.4)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(11.1)	(82.4)	(187.0)	(43.2)	(24.2)	312.6	(35.3)
Income tax expense (benefit)	0.5	(29.3)	(31.0)	—	(19.7)	60.3	(19.2)
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(11.6)	(53.1)	(156.0)	(43.2)	(4.5)	252.3	(16.1)
Equity in earnings (losses) of unconsolidated affiliates	—	1.5	—	—	(36.3)	(46.4)	(81.2)
Net loss	$(11.6)	$(51.6)	$(156.0)	$(43.2)	$(40.8)	$205.9	$(97.3)
Assets	$318.4	$9,267.2	10,772.0	$394.9	$2,677.2	$(20,434.1)	$2,995.6
Goodwill	53.4	3,422.4	3,681.0	19.9	—	(7,123.3)	53.4
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
•Black Knight Football. This segment consists of our 45.5% ownership interest in BKFC. Black Knight Football is a partnership led by Bill Foley that owns and operates A.F.C. Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, a minority interest in FC Lorient ("FCL"), a French Ligue 1 football club founded in 1926, and a minority ownership interest in the Hibernian Football Club Limited, a Scottish Premiership football club founded in 1875. Black Knight Football aims to grow into a leading, multi-club operator of football assets across the world. We account for our ownership of BKFC using the equity method of accounting; therefore, its results of operations do not consolidate into ours. Accordingly, we have presented the elimination of BKFC's results in the Affiliate Elimination section of the segment presentation above. We report our equity in earnings or loss of BKFC on a three-month lag and we acquired our initial interest in BKFC on December 13, 2022. Accordingly, the segment tables above for the three and six months ended June 30, 2024 include our equity in Black Knight Football’s losses and complete results of Black Knight Football for the three and six months ended March 31, 2024, and the segment tables for the three and six months ended June 30, 2023 includes our equity in Black Knight Football and complete results of Black Knight Football for the three months ended March 31, 2023 and the period from December 13, 2022 (the date we acquired our initial interest in BKFC) through March 31, 2023, respectively.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended June 30,
		2024	2023
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(in millions)
Restaurant sales	Restaurant Group	$107.6	$145.2
Total restaurant revenue		107.6	145.2
Other operating revenue:
Real estate and resort	Corporate and other	10.2	7.5
Other	Corporate and other	0.2	0.1
Total other operating revenue		10.4	7.6
Total operating revenues		$118.0	$152.8
Restaurant revenue includes food and beverage sales and gift card breakage, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized at a point in time upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2024	December 31, 2023
	(In millions)
Trade receivables, net	$5.6	$7.6
Deferred revenue (contract liabilities)	14.3	16.9
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenue of $2.4 million and $3.1 million was recognized in the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $4.8 million in the six months ended, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	June 30, 2024	December 31, 2023
	(In millions)
2020 Margin Facility	$—	$—
FNF Note	59.7	84.7
Other	18.5	20.3
Notes payable, total	$78.2	$105.0
Less: Notes payable, current	0.5	2.5
Notes payable, long term	$77.7	$102.5
At June 30, 2024, the carrying value of our outstanding notes payable approximates fair value.

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
As of June 30, 2024, there was no outstanding balance under the 2020 Margin Facility, $150.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for borrowings.
FNF Note
On November 17, 2017, Fidelity National Financial, Inc. ("FNF") issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the "FNF Note"). Pursuant to the FNF Note, FNF may make one or more loans to us with up to $100.0 million outstanding at any time. The FNF Note accrues interest at one-month adjusted SOFR plus 450 basis points and matures on November 17, 2025. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF; accordingly, there is no incremental borrowing capacity available under the FNF Note.
On January 29, 2024, the FNF Note was amended to (i) reduce the borrowing capacity to $60.0 million and (ii) change the interest rate to a fixed rate of 7.0% per annum. The Company also repaid $25.0 million of outstanding principal under the FNF Note.
As of June 30, 2024, there was a $59.7 million outstanding principal amount which incurred interest at 7.0% and there is no available borrowing capacity under the FNF Note.
Gross principal maturities of notes payable at June 30, 2024 are as follows (in millions):

2024 (remaining)	$1.0
2025	60.8
2026	11.8
2027	0.5
2028	2.4
Thereafter	1.9
Total	$78.4

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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of June 30, 2024 and December 31, 2023, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2024 to determine the amount of the obligations. Purchase obligations as of June 30, 2024 are as follows (in millions):

2024 (remaining)	$29.7
2025	9.8
2026	6.6
2027	2.9
2028	0.9
Thereafter	—
Total purchase commitments	$49.9

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2024	2023
	(In millions)
Cash paid during the period:
Interest	$3.1	$7.0
Income taxes	0.7	3.3
Non-cash investing and financing activities:
Investment in JANA paid through reissuance of common stock from treasury	44.0	—
Difference between the historical cost of treasury stock and fair value upon reissuance for investment in JANA	(6.8)	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets and changes in macroeconomic conditions resulting from the outbreak of a pandemic or escalation of the conflicts in Ukraine and the Middle East; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") and other filings with the Securities Exchange Commission ("SEC").
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
Seasonality and Macroeconomic Conditions
Restaurant Group. Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Recent years were a period of high inflation relative to long-term inflation expectations in the U.S. This inflationary environment primarily impacted the commodity and labor costs of our Restaurant Group. We have adjusted menu pricing to account for these cost increases to an extent, but will continue to balance the impact of inflationary pressures on our costs with the value proposition offered to customers, focusing on long-term profitability.
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
As of June 30, 2024, the fair value of our ownership interest in Dun & Bradstreet based on quoted market prices was $639.4 million and the book value of our recorded asset for D&B was $700.5 million. While the fair value of our investment in Dun & Bradstreet is below our book value as of June 30 2024, there are no other indicators that our investment is other than temporarily impaired. As of June 30, 2024, the fair value of our investment in D&B has been below book value for approximately one quarter. [As of the date of filing of this Quarterly Report, the fair value of our investment in D&B is above our book value as of June 30, 2024.] Due to these factors, we consider the decline in fair value to be temporary as of June 30, 2024. Though we do not currently believe our investment in D&B is other than temporarily impaired, because the fair value is below the book value of our investment as of June 30, 2024, declines in fair value of D&B, deterioration in D&B's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
As of June 30, 2024, the fair value of our ownership interest in Alight based on quoted market prices was $387.3 million and the book value of our recorded asset for Alight was $492.1 million. While the fair value of our investment in Alight is below our book value as of June 30, 2024, there are other indicators that our investment is not other than temporarily impaired as of June 30, 2024. The fair value of our investment in Alight has been below book value for approximately one quarter. Alight recently completed the sale of the Payroll & Professional Services Business and used a portion of the proceeds to payoff a significant portion of its debt, improving its' capital strength. Alight has consistently reported strong gross profit and operating cash flows subsequent to our initial investment. Due to these factors, we consider the decline in fair value to be temporary as of June 30, 2024. Though we do not currently believe our investment in Alight is other than temporarily impaired, because the fair value is below the book value of our investment as of June 30, 2024, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
As of June 30, 2024, the book value of our investment in Sightline accounted for under the equity method of accounting prior to recording impairment was $154.7 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach and adjusted for the risk of a capital shortfall at the business, the aggregate fair market value of our ownership of Sightline equity was approximately $13.7 million as of June 30, 2024. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline, the discount rate used in the discounted cash flow analysis and the adjustment for the risk of a capital shortfall. The primary significant unobservable input used was the 35% discount rate used in the discounted cash flow analysis and the 50% adjustment for the risk of capital shortfall.
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
As of June 30, 2024, we had a net deferred tax asset of $63.2 million, which is primarily attributable to temporary differences for our investments in unconsolidated affiliates held through partnerships. In the six months ended June 30, 2024, we recorded an additional valuation allowance of $58.8 million on the Company's federal net operating loss ("NOL") carryforwards and certain deferred taxes related to our consolidated partnerships. In the first quarter of 2024 it was determined that the net taxable capital gain from our sales of shares of Dayforce and D&B would likely be offset by other sources of current year taxable loss. Accordingly, we determined it was uncertain whether we would be able to use the Company's available federal NOL carryforwards and certain other deferred taxes. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2023, the Company is in a cumulative book loss position. The Company is relying on deferred tax liabilities, and the ability to carry back capital losses, as sources of income to facilitate the recovery of its remaining deferred tax assets. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of June 30, 2024, the Company has a federal valuation allowance of $58.7 million representing a full valuation allowance on its federal NOL carryforwards and certain other deferred taxes where it is not more likely than not that the tax benefit will be realized. Additionally, a state valuation allowance of $4.7 million has been recorded representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our other deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record an additional valuation allowance on its net deferred tax asset in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Revenues:
Restaurant revenue	$107.6	$145.2	$214.1	$293.7
Other operating revenue	10.4	7.6	14.6	13.4
Total operating revenues	118.0	152.8	228.7	307.1
Operating expenses:
Cost of restaurant revenue	92.1	128.3	186.3	259.9
Personnel costs	19.2	11.3	42.4	26.9
Depreciation and amortization	3.4	4.6	6.7	9.7
Other operating expenses	26.3	28.2	56.9	52.9
Total operating expenses	141.0	172.4	292.3	349.4
Operating loss	(23.0)	(19.6)	(63.6)	(42.3)
Other income (expense):
Interest, investment and other income	0.7	2.7	2.8	5.5
Interest expense	(2.0)	(4.0)	(4.6)	(8.4)
Recognized (losses) gains, net	(145.1)	(42.2)	(153.7)	9.9
Total other (expense) income, net	(146.4)	(43.5)	(155.5)	7.0
Loss before income taxes and equity in losses of unconsolidated affiliates	(169.4)	(63.1)	(219.1)	(35.3)
Income tax (benefit) expense	(33.7)	(21.8)	19.7	(19.2)
Loss before equity in losses of unconsolidated affiliates	(135.7)	(41.3)	(238.8)	(16.1)
Equity in losses of unconsolidated affiliates	(19.3)	(49.1)	(8.0)	(81.2)
Net loss	(155.0)	(90.4)	(246.8)	(97.3)
Less: Net loss attributable to non-controlling interests	—	(3.2)	(1.9)	(6.0)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(155.0)	$(87.2)	$(244.9)	$(91.3)
For the Three Months Ended June 30, 2024 and 2023
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The material changes in revenues, expenses and pre-tax loss for the three months ended June 30, 2024 and 2023 are discussed in further detail at the segment level below.
Revenues
Total revenues decreased $34.8 million, or 22.8%, in the three months ended June 30, 2024 compared to the corresponding period in 2023. The reduction in revenue is primarily attributable to the closure of O'Charley's locations in 2023.
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
Pre-Tax Loss
Loss before income taxes and equity in losses of unconsolidated affiliates decreased (increased loss) $106.3 million, or 168.5%, in the three months ended June 30, 2024 compared to the corresponding period in 2023.
Income Taxes
Income tax benefit was $33.7 million and $21.8 million in the three-month periods ended June 30, 2024 and 2023, respectively. Our effective tax rate was 19.9% and 34.5% in the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended June 30, 2024 compared to the corresponding period in 2023 is primarily attributable to the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax losses and the impairment recorded to our investment in Sightline.
Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the three months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Dun & Bradstreet	$(4.7)	(5.6)
Alight	2.2	(7.0)
Sightline	(0.2)	(5.0)
Black Knight Football	(17.9)	(15.6)
CSI	0.2	—
Other	1.1	(15.9)
Total	$(19.3)	$(49.1)
For the Six Months Ended June 30, 2024 and 2023
The following is a discussion of the material fluctuations in our consolidated results of operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The material changes in revenues, expenses and pre-tax loss for the six months ended June 30, 2024 and 2023 are discussed in further detail at the segment level below.
Revenues
Total revenues decreased $78.4 million, or 25.5%, in the six months ended June 30, 2024 compared to the corresponding period in 2023. The reduction in revenue is primarily attributable to the closure of O'Charley's locations in 2023.
Pre-Tax Loss
Loss before income taxes and equity in losses of unconsolidated affiliates decreased (increased loss) $183.8 million, or 520.7%, in the six months ended June 30, 2024 compared to the corresponding period in 2023.
Income Taxes
Income tax expense (benefit) was $19.7 million and $(19.2) million in the six-month periods ended June 30, 2024 and 2023, respectively. Our effective tax rate was (9.0)% and 54.4% in the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the six months June 30, 2024 compared to the corresponding period in 2023 is attributable to the recording of a valuation allowance in the current period of $58.8 million on our federal net operating loss carryforwards and certain deferred taxes within our consolidated partnerships, the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax loss and the impairment recorded to our investment in Sightline.

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Dun & Bradstreet	$(11.0)	$(13.9)
Alight	(9.1)	(14.1)
Sightline	(3.7)	(9.1)
Black Knight Football	(25.3)	(16.9)
CSI	41.1	—
Other	—	(27.2)
Total	$(8.0)	$(81.2)
The equity in earnings of CSI in the six months ended June 30, 2024 was primarily driven by the sale of a portion of CSI to a third party by BGPT Catalyst, LP, the entity through which we own our interest in CSI.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenue
Restaurant revenue	$107.6	$145.2	$214.1	$293.7
Total operating revenues	107.6	145.2	214.1	293.7
Operating expenses:
Cost of restaurant revenue	92.1	128.3	186.3	259.9
Personnel costs	4.7	6.0	10.7	12.7
Depreciation and amortization	2.7	4.3	5.4	8.9
Other operating expenses	6.0	11.7	12.7	20.6
Total operating expenses	105.5	150.3	215.1	302.1
Operating income (loss)	2.1	(5.1)	(1.0)	(8.4)
Other income (expense):
Interest expense	(1.3)	(1.3)	(2.6)	(2.6)
Recognized gains (losses), net	1.0	(0.2)	1.3	(0.1)
Total other expense	(0.3)	(1.5)	(1.3)	(2.7)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	$1.8	$(6.6)	$(2.3)	$(11.1)
For the Three Months Ended June 30, 2024
Total revenues for the Restaurant Group segment decreased $37.6 million, or 25.9%, in the three months ended June 30, 2024, compared to the corresponding period in 2023. The change was attributable to approximately $30.4 million of incremental revenue included in the three months ended June 30, 2023 associated with O'Charley's stores that were closed prior to 2024 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 8.0% and 3.2%, respectively, in the three months ended June 30, 2024 compared to the corresponding period in 2023. The decrease is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased as a function of Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 85.6% and 88.4% in the three months ended June 30, 2024 and 2023, respectively. The decrease was partially attributable to the impact of refunds from certain vendors recorded in the three months ended June 30, 2024.
For the Six Months Ended June 30, 2024
Total revenues for the Restaurant Group segment decreased $79.6 million, or 27.1%, in the six months ended June 30, 2024, compared to the corresponding period in 2023. The decrease was attributable to approximately $65.3 million of incremental revenue included in the six months ended June 30, 2023 associated with O'Charley's stores that were closed prior to 2024 and a decline in comparable store sales.
Comparable Store Sales. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 7.2% and 3.0%, respectively, in the six months ended June 30, 2024 compared to the comparable period in 2023. The decrease in 2024 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of restaurant revenue was 87.0% and 88.5% in the six months ended June 30, 2024 and 2023, respectively.
Other operating expense for the Restaurant Group segment decreased $7.9 million, or 38.3%, in the six months ended June 30, 2024, compared to the corresponding period in 2023. The decrease is primarily attributable to the closure of stores in 2023.
Dun & Bradstreet
As of June 30, 2024, we own approximately 15.6% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in Dun & Bradstreet under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized statement of operations information for Dun & Bradstreet for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Total revenues	$576.2	$554.7	$1,140.7	$1,095.1
Operating income	37.1	16.5	53.7	24.4
Net loss	(15.7)	(18.8)	(37.6)	(51.6)
Net earnings attributable to noncontrolling interest	0.7	0.6	2.0	1.5
Net loss attributable to Dun & Bradstreet	(16.4)	(19.4)	(39.6)	(53.1)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
As of June 30, 2024, we own approximately 9.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
On March 20, 2024, Alight entered into a definitive agreement to sell the Payroll & Professional Services Business. The transaction closed on July 12, 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the Payroll & Professional Services Business as “held for sale” and its operating results as discontinued operations. Accordingly, Alight's results presented for the periods ended June 30, 2023 have been retrospectively revised to reflect the Payroll & Professional Services Business as discontinued operations.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Total revenues	$538.0	$561.0	$1,097.0	$1,147.0
Gross profit	167.0	187.0	349.0	374.0
Net loss from continuing operations	(4.0)	(72.0)	(125.0)	(156.0)
Net earnings from discontinued operations	27.0	—	32.0	10.0
Net loss attributable to noncontrolling interests	—	(5.0)	(2.0)	(11.0)
Net earnings (loss) attributable to Alight	23.0	(67.0)	(91.0)	(135.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of June 30, 2024, we own approximately 45.5% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting and report our equity in the earnings or loss of BKFC on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the three and six months ended June 30, 2024 includes our equity in Black Knight Football’s losses for the three and six months ended March 31, 2024 and our net loss for the three and six months ended June 30, 2023 includes our equity in Black Knight Football's losses for the three months ended March 31, 2023 and the period from December 13, 2022 (the date we acquired our initial interest in BKFC) through March 31, 2023, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	For the period from December 13, 2022 through March 31, 2023
	(In millions)
Total revenues	49.4	39.1	$102.1	$45.9
Operating loss	(31.2)	(31.7)	(57.8)	(42.0)
Losses of unconsolidated affiliates	(3.7)	—	(6.5)	—
Net loss attributable to BKFC	(37.7)	(32.9)	(69.6)	(43.2)
Black Knight Football's total revenue is primarily attributable to Premier League media rights revenue earned by AFCB and matchday and sponsorship revenue. Total revenues for Black Knight Football increased $13.6 million, or 34.8%, in the three months ended March 31, 2024, compared to the corresponding period in 2023. The increase in revenue was primarily attributable to an increase in matchday and sponsorship revenue. In the three months ended March 31, 2024, total revenue of $49.4 million was more than offset by $43.7 million of personnel cost and $28.0 million of depreciation and amortization of property and equipment and intangible assets by AFCB.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Other operating revenue	$10.4	$7.6	$14.6	$13.4
Operating expenses:
Personnel costs	14.5	5.3	31.7	14.2
Depreciation and amortization	0.7	0.3	1.3	0.8
Other operating expenses	20.3	16.5	44.2	32.3
Total operating expenses	35.5	22.1	77.2	47.3
Operating loss	(25.1)	(14.5)	(62.6)	(33.9)
Other income (expense):
Interest, investment and other income	0.7	2.7	2.8	5.5
Interest expense	(0.7)	(2.7)	(2.0)	(5.8)
Recognized (losses) gains, net	(146.1)	(42.0)	(155.0)	10.0
Total other (expense) income	(146.1)	(42.0)	(154.2)	9.7
Loss before income taxes and equity in losses of unconsolidated affiliates	$(171.2)	$(56.5)	$(216.8)	$(24.2)
For the Three Months Ended June 30, 2024
Personnel costs increased $9.2 million in the three months ended June 30, 2024, compared to the corresponding period in 2023. The change in personnel costs was primarily driven by a $7.0 million increase in stock-based compensation cost and a $1.5 million increase in success bonuses paid related to our sales of shares of Dayforce.
Other operating expenses increased $3.8 million in the three months ended June 30, 2024 compared to the prior year period. The change in the three-month period was primarily driven by increased professional fees and termination fees associated with the termination of the management agreement with Trasimene.
Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Three months ended June 30,
	2024	2023
Dayforce fair value adjustments	$(18.8)	$(31.3)
Paysafe fair value adjustments	6.4	—
Sightline impairment	(141.0)	—
Other fair value adjustments	4.9	(9.0)
Other, net	2.4	(1.7)
Recognized losses, net	$(146.1)	$(42.0)
For the Six Months Ended June 30, 2024
Personnel costs increased $17.5 million in the six months ended June 30, 2024, compared to the corresponding period in 2023. The change in personnel costs was primarily driven by a $9.8 million increase in stock-based compensation cost and a $6.8 million increase in success bonuses paid related to our sales of shares of Dayforce.
Other operating expenses increased $11.9 million in the six months ended June 30, 2024 compared to the prior year period. The increase in the six month period was primarily driven by increased professional fees and termination fees associated with the termination of the management agreement with Trasimene.

Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Six months ended June 30,
	2024	2023
Dayforce fair value adjustments	$(10.9)	$27.9
Paysafe fair value adjustments	13.9	—
Sightline impairment	(141.0)	—
Equity and other security impairments and fair value adjustments	4.9	(9.0)
Dun & Bradstreet dilution and partial sales	(12.7)	(7.3)
Alight dilution	(10.4)	—
Other, net	1.2	(1.6)
Recognized (losses) gains, net	$(155.0)	$10.0
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments, including the JANA Fund Commitment. On July 30, 2024, our Board declared cash dividends of $0.12 per share, payable on September 30, 2024, to Cannae common shareholders of record as of September 16, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow over the short and long term are expected to include stock repurchases and debt repayments.
As of June 30, 2024, we had cash and cash equivalents of $45.7 million, of which $28.9 million was cash held by the corporate holding company, $8.9 million of short-term investments held by the corporate holding company, and $150.0 million of capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility. As of June 30, 2024, $8.8 million of our short term investments are pledged as collateral for letters of credit for our Restaurant Group.
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
Cash Flows for the Six Months Ended June 30, 2024
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2024 and 2023 totaled $46.2 million and $34.6 million, respectively. The increase in cash used in operations of $11.6 million is primarily attributable to increased investment success bonuses paid related to sales of Dayforce and professional fees and termination fees associated with the Third Amended MSA.
Investing Cash Flows. Our cash flows provided by (used in) investing activities for the six months ended June 30, 2024 and 2023 were $252.5 million and $(51.0) million, respectively. The increase in cash provided by investing activities of $303.5 million in the 2024 period from the 2023 period is primarily attributable to higher proceeds from sales of investments and a decrease in new investments made in the 2024 period compared to the 2023 period.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2024 and 2023 were $266.8 million and $49.4 million, respectively. The increase in cash used in financing activities of $217.4 million is primarily attributable to the Tender Offer, partial repayment of the FNF Note and dividends paid in the six months ended June 30, 2024, partially offset by treasury repurchases in the six months ended June 30, 2023.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2024 to determine the amount of these obligations.
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into the Third Amended MSA. The Third Amended MSA amends the management services agreement primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain restaurant equipment, which are accounted for as failed sale and leaseback transactions.
As of June 30, 2024, our required future payments relating to these contractual obligations were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions)
Operating lease payments	$12.4	$24.0	$22.6	$21.0	$19.0	$126.2	$225.2
Unconditional purchase obligations	29.7	9.8	6.6	2.9	0.9	—	49.9
Notes payable	1.0	60.8	11.8	0.5	2.4	1.9	78.4
Fees payable to Manager	15.7	13.2	13.1	3.8	—	—	45.8
Restaurant Group financing obligations	0.7	1.2	1.2	1.3	1.3	7.2	12.9
Total	$59.5	$109.0	$55.3	$29.5	$23.6	$135.3	$412.2
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

We repurchased 300,000 shares of Cannae common stock for $5.6 million, or an average of $18.80 per share pursuant to the 2022 Repurchase Program during the three months ended June 30, 2024. Since the original commencement of the 2022 Repurchase Program through market close on June 30, 2024, we have repurchased a total of 7,704,537 shares of Cannae common stock for approximately $151.0 million in the aggregate, or an average of $19.59 per share. As of the date of this Quarterly Report, there are 2,295,463 shares available for repurchase under the 2022 Repurchase Program.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended June 30, 2024, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023, which are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report that were not previously included in a Current Report on Form 8-K.
The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (4)
4/1/2024 - 4/30/2024	9,672,540	$23.11	—	12,595,463
5/1/2024 - 5/31/2024	300,000	$18.80	300,000	12,295,463
6/1/2024 - 6/30/2024	—	$—	—	12,295,463
Total	9,972,540	$22.98	300,000
(1)    On August 3, 2022, our Board approved the 2022 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through August 3, 2025.
(2) On October 29, 2023, our Board approved the 2023 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock.
(3) On April 1, 2024, we completed the Tender Offer through a procedure commonly referred to as a "modified Dutch auction" to purchase 9,672,540 shares of our CNNE common stock at a price of $23.11 per share, inclusive of transaction fees.
(4)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

3.1	Articles of Incorporation of Cannae Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

3.2	Bylaws of Cannae Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

10.1	Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
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

Date:	August 8, 2024	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Chief Financial Officer (Principal Financial and Accounting Officer)