Form 10-K
period 2024-12-31
Cannae Holdings, Inc.
filed 2025-02-27
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Cannae common stock held by non-affiliates of the registrant as of June 30, 2024, was $1,014,218,592 based on the closing price of $18.14 as reported by the New York Stock Exchange.
As of February 21, 2025 there were 62,794,359 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2024, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

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
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2024 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC"); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins"); JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
The Company conducts its business through its wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Nevada limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of Trasimene Capital Management, LLC ("Trasimene" or our "Manager"), through which the Company manages its business operations and those of its subsidiaries. The Company, Cannae LLC, and our Manager are party to a Management Services Agreement dated as of August 27, 2019, as amended and restated from time to time (as amended and restated, the "Management Services Agreement"). Subject at all times to the supervision and direction of the Board, the Manager is responsible for, among other things, (i) managing the day-to-day business and operations of the Company and its subsidiaries, (ii) evaluating the financial and operational performance of the Company's businesses, (iii) providing a management team to serve as executive officers of the Company and (iv) performing (or causing to be performed) any other services for and on behalf of the Company and the Subsidiaries customarily performed by executive officers and employees of a public company. On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA"). The Third Amended MSA amended the Management Services Agreement primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the three-year period ended July 1, 2026. The Third Amended MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
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

Our management team has a proven track record of growing industry-leading companies, including the Company's subsidiaries, and we actively and continuously work with and support management teams of the companies we own in managing, operating, and growing their businesses in order to provide value for our shareholders. Bill Foley-led management teams are responsible for the growth of publicly traded companies such as FNF, Black Knight, Inc. ("Black Knight", formerly NYSE: BKI), Dayforce, Inc. ("Dayforce", NYSE: DAY), D&B (NYSE: DNB), Fidelity National Information Services (NYSE: FIS) and F&G Annuities & Life, Inc. ("FG", NYSE: FG).
As of December 31, 2024, we had the following reportable segments:
Dun & Bradstreet. This segment consists of our 15.6% ownership interest in D&B. Cannae's Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, and director Douglas Ammerman serve on the board of directors of D&B, with Mr. Foley serving as chairman of D&B's board of directors. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Its mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, evaluate whether suppliers and other third parties are financially viable, reputable, compliant and resilient, enhance salesforce productivity and gain visibility into key markets. D&B's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
D&B is differentiated by the scale, depth, diversity and accuracy of their constantly expanding business database, known as their "Data Cloud," that contains comprehensive information on nearly 600 million total organizations as of December 31, 2024. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, D&B's data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, D&B is able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which D&B refers to as the D-U-N-S Number, is an organization's "fingerprint" or "Social Security Number." D&B believes that they are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.
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
D&B's Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or alternative data, such as foot traffic, website usage, social media posts, online browsing activity and shipping trackers, to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management ("CRM") data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines into a condensed list so that they can have their best sellers target the highest probability return accounts. D&B provides invaluable insights into businesses that can help its clients grow their businesses in a more efficient and effective manner.
We account for our ownership of Dun & Bradstreet using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Alight. This segment consists of our 7.6% ownership interest in Alight. Cannae's Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, and director Erika Meinhardt serve on the board of directors of Alight, with Mr. Foley serving as chairman of Alight's board of directors. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.

We account for our ownership of Alight using the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Black Knight Football. This segment consists of our 47.2% ownership interest in BKFC. BKFC is a partnership led by Bill Foley that owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, and minority interests in FC Lorient ("FCL"), a French football club founded in 1926, and Hibernian FC ("Hibs"), a Scottish Premiership football club founded in 1875.
Black Knight Football is a leading, multi-club operator of football assets across the world. It aims to drive on-field and financial success of each of its clubs by leveraging its multi-club model to increase pathways to player development, acquiring and developing best-in-class players and managers at each club, building best-in-class infrastructure and facilities to drive player development and supporter engagement, and increase commercial opportunities for its clubs by focusing on on-field success and leveraging the extensive networks of owners and executive management. Black Knight Football aims to continue to expand its network of clubs through strategic acquisitions to further enhance the benefits of its multi-club model.
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
Corporate and Other. This aggregation of nonreportable operating segments consists of our share in the operations of certain controlled companies and other equity interests including Paysafe, Minden Mill, CSI, Sightline, System1, JANA, Watkins and various other minority equity ownership interests.
Paysafe is a leading payments platform with an extensive track record of serving merchants and consumers in the global entertainment sectors. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions.
Minden Mill, through its wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Minden is a historic agricultural and manufacturing town, located in the heart of Carson Valley close to the Nevada-California border at the eastern base of the Sierra Nevada Mountain range. Visitors enjoy easy access to South Lake Tahoe Mountain resorts, hiking trails, casinos, hot springs, legendary bars, and restaurants. Minden Mill's facilities include an American Whiskey and white spirits distillery, housed in a 100-year-old creamery, and an American Single Malt Whiskey distillery housed in a 100-year-old flour mill. Both buildings sit on the National Register of Historic Places. The flour mill includes multiple tasting areas and serves as a guest experience center.
CSI is a leading fintech, regtech and cybersecurity partner that delivers core processing, digital banking, managed cybersecurity, cybersecurity compliance, payments processing, print and electronic document distribution, and regulatory compliance solutions to financial institutions and corporate customers, both foreign and domestic.
Sightline Payments is a digital payments provider to the United States' ("U.S.") sports betting, casino gaming and digital gaming markets. Sightline aims to leverage its technology to apply modern solutions to a traditionally cash-based industry projected to grow significantly over the next few years.
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
JANA Partners is an investment manager founded in 2001.
Watkins is a leading producer of high-quality flavoring products including spices, seasonings and extracts. For over 150 years, Watkins and its predecessors have been heralded as purveyors of flavor, with an unwavering commitment to crafting award-winning gourmet flavoring products from high-quality, natural ingredients, without the use of artificial flavors and colors, genetically modified organisms, corn syrup or gluten.

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
Subsequent to our acquisition of an ownership stake in D&B we worked closely with D&B to implement changes to address operational and execution issues at D&B that led to stagnant revenue growth and declining profitability prior to our involvement. We brought in a new senior leadership team, which commenced a comprehensive transformation to improve and revitalize D&B's business for long-term success. The new senior leadership team saw significant opportunity to create value by transforming the organization and improving the platform with new business unit leaders, enhanced technology and data, solution innovation and a client-centric go-to-market strategy. D&B's transformation strategy was based on Bill Foley's proven playbook of enhancing stockholder value through organizational re-alignment and re-investment. Initiatives implemented at D&B upon our acquisition resulted in significant synergies and cost savings. We continue to work closely with D&B to drive operational results through our participation on its board of directors.
Businesses rely on D&B's depth and breadth of global data and analytics to produce data-driven insights and make more informed decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, and business development, businesses face increasingly complex and global supply chains, making the assessment of compliance and viability of all suppliers prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the advancements of CRM, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospecting growth activities. While these tools are helping to fill sales funnels and improve the progression of opportunities, key challenges remain in salesforce productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.
D&B helps its clients solve these mission critical business problems. D&B believes the total addressable market ("TAM") in which it operates is large, growing and significantly under penetrated. D&B participates in the big data and analytics software market, as defined by Interactive Data Corporation ("IDC"), which represents a collection of software markets that functionally address decision support and decision automation. This market includes business intelligence and analytics tools, analytic data management and integration platforms and analytics and performance management applications. Within the broader market of data and analytics solutions, D&B serves a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance ("GRC") markets to provide clients with decision support, valuable business insights and automation. As D&B continues to drive innovation in its solutions, it expects to address a greater portion of this TAM as new use cases for its data assets and analytical capabilities are introduced.
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
Alight. Alight aims to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, Alight helps employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future, such as improved employee productivity and retention, while also realizing a return on their people investment. Alight’s data, analytics and Artificial Intelligence ("AI") allow them to deliver actionable insights that drive measurable outcomes, such as healthcare claims savings, for companies and their people.
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
The Restaurant Group has undertaken a project to renegotiate or terminate leases and close stores with unfavorable store-level cash flow profiles. Through this process it closed 77 O'Charley's stores in the year ended December 31, 2023. We expect the process to generally reduce the future revenue and improve the future operating profitability of our Restaurant Group, however we cannot be certain of the precise financial impact as of the date of this Annual Report.
Black Knight Football. Football, or soccer, is the most popular sport in the world with billions of fans globally. BKFC’s football clubs compete in some of the most competitive and highly visible football leagues in the world. The Premier League estimates that over 3 billion people watch its matches globally. Sports is one of the last remaining forms of content in the media ecosystem that is consumed live, making it must-have content for advertisers. As a result, major sports properties, and in particular top global soccer leagues which have the highest global viewership, are experiencing continued increases in the value of their media rights as networks rely on live sports content to attract and retain audiences and advertisers. BKFC's football clubs share in these global media trends through central distributions from their domestic leagues.
BKFC is focused on acquiring and partnering with clubs led by executives with local expertise, proven track records for financial and on-field success, and clear operational fit within BKFC's network of clubs to help further develop and implement BKFC’s strategy. In addition to the significant involvement of the Company’s chairman, Mr. Foley, who is the general partner of BKFC, the Company’s management team is extensively engaged in oversight of and working with BKFC management in helping BKFC implement its strategy. BKFC's strategy is to acquire, or partner with, clubs in top-tier leagues with valuable media rights and in countries with a history of deep player talent pools. Operating under this multiple-club model will allow BKFC to drive efficient player migration across its network of clubs, accelerate player development, and create operational, cost saving and commercial revenue synergies which we expect to give BKFC a competitive advantage over the long-term.
Top tier clubs in European football leagues earn significant revenues from revenue streams such as advertising and sponsorships, merchandise, and hospitality offerings. Most clubs competing in the top European football leagues, including BKFC's clubs, earn the majority of their revenues from media rights distributions from their domestic leagues. European leagues generally distribute their earnings from domestic and international media rights agreements with distribution partners to each of their respective clubs. In many leagues, the broadcast distributions are at least partially performance based so clubs that perform better on the pitch will earn more broadcasting income. The domestic media rights for the Premier League remain significant, totaling approximately $6.2 billion, at recent exchange rates, for the three-year period beginning with the 2022/2023 season and running through the 2024/2025 season. The international media rights for the Premier League have grown significantly in recent years, bringing in an additional approximately $6.2 billion, at recent exchange rates, for the three-year period beginning with the 2022/2023 season and running through the 2024/2025 season. We expect the proliferation of streaming and other new media distribution platforms to continue to drive demand for international football rights as streaming services seek unique content to help differentiate themselves from their competitors.

BKFC aims to take a measured approach to investing in world-class infrastructure and top players, coaches and executive management for each of its clubs in order to improve on field performance, execute on opportunities around fan engagement and brand expansion, and create new commercial revenue streams for advertising and sponsorships.
Acquisitions, Dispositions, Minority Owned Operating Affiliates and Financings. Acquisitions are an important part of our growth strategy. We may dispose of assets when we identify opportunities to re-allocate our capital to owning, managing, and operating new companies that provide our shareholders with prudent risk-based returns on their own investment in Cannae on a long-term basis. On an ongoing basis, we actively evaluate possible transactions to enhance the value of the companies we own, such as acquisitions of business units and operating assets and business combination transactions.
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
For Dun & Bradstreet's Sales & Marketing solutions segment, its competition has historically been very fragmented with many players offering varying levels of data quantity and quality, and with data being collected in ways that may cross ethical and privacy boundaries. D&B's direct competitors vary depending on use cases, such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness and data management. In the market for professional contact data, D&B's competition generally includes ZoomInfo and a few consultancies building bespoke solutions. For other Sales & Marketing solutions such as customer data platform, visitor intelligence, audience targeting and intent data, D&B faces several competitors including 6Sense and Demandbase.
Overall, outside North America, D&B's competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences. In the United Kingdom, D&B's direct competition for its Finance & Risk solutions segment is primarily from Moody's Analytics and Creditsafe. Additionally, the Sales & Marketing solutions landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business. In Northern Europe, D&B faces competition from Enento and Experian and in Central and Eastern European markets they compete with several regional and local players. In Asia Pacific, D&B faces competition in its Finance & Risk solutions segment from a mix of local and global providers. In China, D&B primarily competes with global providers such as Experian and Moody's Corporation, as well as technology driven local players focusing on domestic data. In India, D&B competes with local competitors. In addition, D&B's Sales & Marketing solutions landscape in the United Kingdom and throughout Asia is localized and fragmented.
Alight. The markets for Alight’s solutions are competitive, rapidly evolving and fragmented. Alight’s business faces competition from other global and national companies. The market for Alight’s solutions is subject to change as a result of economic, regulatory and legislative changes, technological developments, shifting client needs, and increased competition from established and new competitors. Alight does not believe there is any single competitor with the breadth of its solutions, and thus Alight’s competitors vary for each of its solutions. Alight’s primary competitors include Accolade, ADP, bswift, Businessolver, Conduent, Empower, Fidelity, Included Health, HealthEquity, Mercer, Personify, Sedgwick, Quantum Health, Voya, and WTW. Alight competes primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price and reputation.

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
Black Knight Football. BKFC’s football clubs compete against other football clubs in their respective domestic leagues for match attendance, matchday revenue and in domestic competitions. BKFC’s football clubs also compete against football clubs around Europe and the rest of the world to attract the best players and coaches in the global transfer and football staff markets. Additionally, BKFC’s clubs and their respective leagues compete against other types of television programming for attention and advertiser income both domestically and globally in markets around the world. BKFC’s clubs also compete against alternative forms of live entertainment for the sale of matchday tickets, including other live sports, concerts, festivals, and similar events.
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
Intellectual Property
Dun & Bradstreet. D&B owns and controls various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, tradenames, copyrights, patents and applications to the foregoing. These rights, in the aggregate, are of material importance to D&B's business. D&B believes that the Dun & Bradstreet name and related tradenames, marks and logos are also of material importance to its business. D&B is licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by it. D&B's trademarks, service marks, databases, software, copyrights, patents, patent applications and other intellectual property are proprietary and accordingly it relies on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contractual safeguards for protecting them throughout the world.
D&B owns patents and patent applications both in the U.S. and in other selected countries of importance to them. The patents and patent applications include claims, which pertain to certain technologies and inventions that D&B has determined are proprietary and warrant patent protection. The protection of its innovative technology and inventions, such as its proprietary methods for data curation and identity resolution, through the filing of patent applications, is part of D&B's business strategy. Filing of patent applications may or may not provide D&B with a dominant position in the fields of technology. However, these patents and/or patent applications may provide D&B with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against it. Where appropriate, D&B may also consider asserting or cross-licensing its patents.
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

Black Knight Football. BKFC's football clubs have service marks and trademarks which we believe are critical to the clubs' brand values and commercial revenues. BKFC's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.
Regulation
Our corporate business activities are subject to regulation under the laws of the U.S. at the federal and state level. The activities of our various businesses are also subject to regulation and in the U.S. and other jurisdictions in which they operate, including foreign jurisdictions. See Item 1A Risk Factors of this Annual Report for further information on risks related to regulations impacting Cannae, D&B, Alight and BKFC that may have an adverse effect on our businesses.
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
Human Capital Resources
Employees
As of December 31, 2024, Cannae and our consolidated subsidiaries had 7,317 employees, which includes 7,101 in our Restaurant Group and 216 in the various consolidated businesses comprising our Corporate and Other segment. None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
Our Manager and Cannae LLC rely on the experience and expertise of a small number of highly qualified employees which make up our corporate management team. We continually assess our management team's capabilities and capacity with a view toward the long-term sustainability of the Company's operations.
Diversity
Diversity is a part of our success, both at Cannae and within our subsidiary companies. We stand committed to our philosophy that all employees deserve an inclusive workplace, one where each employee feels heard and empowered. We believe that the diversity of our employees and directors provides a variety of ideas and perspectives that allow us to achieve superior business results. Cannae and Cannae’s subsidiary companies are committed to being equal opportunity employers and enhancing diversity and inclusion across our businesses. Cannae’s Code of Conduct & Ethics prohibits discrimination and harassment. Our nondiscrimination policy is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual programs including Code of Business Conduct and Ethics Training, and Reporting Harassment: Everyone’s Responsibility Training.
Sustainability
We recognize that in our rapidly changing global economy, the management of risks and opportunities is important for our long-term business success. Our Company and our board are committed to addressing sustainability issues to better serve our employees, business partners, and the communities where we live and work. We aim to achieve superior financial performance for shareholders and maximize the value of our assets while mitigating risk, and we are committed to managing our business in an environmentally responsible, socially responsible, and ethical manner.
Our sustainability efforts are focused on:
Responsible Capital Deployment. We monitor sustainability issues with our companies which we believe helps us generate stronger returns for our shareholders while improving our impact on society. Dun & Bradstreet is committed to enhancing responsible business practices through automated solutions. Alight is committed to helping companies care for their biggest asset, their people, by empowering workers and their families to make confident decisions around their health, wealth and wellbeing. The Restaurant Group is building inclusive workplaces while driving community outcomes in the areas where we operate. Our companies each have unique impacts, and we are working to further formalize and enhance the management of sustainability across our companies.
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
Supporting Our Employees and Communities. We are dedicated to serving our employees and their families, and supporting our local communities. We value our talented workforce and the outstanding contributions our employees make each day. We are dedicated to attracting, developing, and retaining talented teams through competitive compensation and benefits. We believe in the importance of volunteerism and philanthropy to strengthen and engage local communities across our companies. Through local community involvement, corporate initiatives, and philanthropic giving, we work hard each day to support the communities we all live in.
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
Because our Manager is owned by our Chairman and Chief Executive Officer ("CEO"), Mr. Foley, and in the past was also owned by certain of our directors and executive officers, the Management Services Agreement was developed by related parties, although our independent directors reviewed and approved the Management Services Agreement. The terms of the Management Services Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, particularly as a result of our relationship with the present and past principal owners of the Manager, who are or were certain directors and members of our management team, our independent directors may determine that it is in the best interests of our shareholders not to enforce, or to enforce less vigorously, our rights under the Management Services Agreement because of our desire to maintain our ongoing relationship with our Manager.
Our executive officers and directors may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our results of operations.
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
Certain of our directors and executive officers are or were members of the Manager. Such persons, by virtue of their positions with us, have fiduciary duties to us and our shareholders. The duties of such persons as directors or executive officers to us and our shareholders may conflict with the interests of such persons in their capacities as members or employees of the Manager.
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
D&B also expect that there will be significant competition as it expands its business, and it may not be able to compete effectively against current and future competitors. If it is unable to compete successfully, it could have a material adverse effect on its business, financial condition and results of operations.
A failure in the integrity of D&B's data, models, or the systems upon which it relies could harm its brand and result in a loss of sales and an increase in legal claims.
The reliability of D&B's solutions is dependent upon the integrity of the data in its global datastores as well as its models, including scores and other analytics. D&B utilizes single source providers in certain countries to support the needs of its clients globally and relies on members of its world-wide network to provide local data in certain countries. A failure in the integrity of D&B's datastores, or an inability to ensure that its usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm D&B by exposing it to client or third-party claims or by causing a loss of client confidence in its solutions. For example, D&B licenses data from third parties for inclusion in the data solutions that it sells to its clients, and while D&B has guidelines and quality control requirements in place, it does not have absolute control over such third parties’ data collection and compliance practices. D&B may experience an increase in risks to the integrity of its datastores as it acquires content through the acquisition of companies with existing databases that may not be of the same quality or integrity as D&B's existing datastores.
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
D&B's solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, D&B competes with its data providers. D&B's data providers could stop providing data, restrict the scope of data to which they have access, provide untimely data or increase the costs for their data for a variety of reasons, including changing regulatory requirements, judicial decisions, a perception that its systems are unsecure as a result of data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. European regulators and the European Commission have adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the Court of Justice of the European Union ruling in Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems ("Schrems II"), and China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws. Additional supplemental measures in China requiring prior authorization for certain data transfers as well as regulatory enforcement decisions and opinions have been adopted pursuant to these laws. In 2024, the U.S. adopted its own version of data export controls under Executive Order 14117 and associated regulation promulgated thereunder as well as the Protecting Americans' Data from Foreign Adversaries Act. Other countries have adopted or may adopt similar measures restricting or placing additional regulatory burdens on cross-border data transfers. As a result of these developments and related regulatory decisions, D&B has become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by D&B's providers in a way that allows it to legally use the data or cannot be transferred out of the country where it has been collected. D&B may not be successful in maintaining its relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, D&B may not be able to obtain data from alternative sources if its current sources become unavailable. If D&B were to lose access to this external data or if its access or use were restricted or were to become less economical or desirable, D&B's ability to provide solutions could be negatively impacted, which could have a material adverse effect on its business, financial condition and results of operations. Additionally, due to data transfer restrictions, existing and prospective D&B clients may be reluctant to acquire or use data that is subject to these restrictions, and it may be limited in its ability to provide solutions to customers across markets, which may impede D&B's growth.
D&B is subject to various and a rapidly increasing number of governmental regulations, laws and orders, including a 20-year consent order with the U.S. Federal Trade Commission ("FTC"), compliance with which may cause D&B to incur significant expenses or reduce the availability or effectiveness of its solutions, and the failure to comply with which could subject D&B to civil or criminal penalties or other liabilities.
D&B is subject to an increasing number of government regulations affecting the collection, processing, and sale of its data-driven solutions, such as the FTC Act and the California Consumer Privacy Act of 2018 ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), existing and expected rules and regulations in various U.S. states governing the collection, processing and protection of data, privacy rights, data security breach notification and related matters, the General Data Protection Regulation ("GDPR") and certain credit information laws and permits as well as constitutional requirements in the European Union, the Cyber Security Law, DSL, and PIPL, and new AI regulations in the U.S., EU, and China new data export laws and regulations. See "Business—Regulatory Matters" for a description of select regulatory regimes to which D&B is subject.
These laws and regulations, which generally are designed to protect information relating to individuals and small businesses, the data rights of individuals, national security, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time, but have begun to accelerate in their adoption and applicability to its business. Further, new laws and regulations are likely to be enacted and existing laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect D&B's business. New and amended data protection, privacy, credit, data security, artificial intelligence, economic sanctions, export control and ESG legislation that may impact Dun & Bradstreet has also been proposed both in the U.S. and internationally. D&B incurs significant expenses in their effort to ensure compliance with these laws, and those expenses may increase as new laws or regulations are enacted or the interpretation and application of existing laws and regulations change.
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
As required by the Consent Order, D&B has provided regular reporting to the FTC regarding its compliance with the Consent Order and timely complied with and responded to all FTC requests for information. In November 2024, the FTC sent

D&B notice regarding alleged violations of the Consent Order and a potential FTC enforcement action. D&B is discussing a potential resolution of the matter with the FTC.
On March 17, 2023, D&B, along with four other industry peers, were served by the FTC with an Order under Section 6(b) of the FTC Act (the "6(b) Order"), which authorizes the FTC to conduct wide-ranging studies that do not have a specific law enforcement purpose, in connection with the FTC’s inquiry into the small business credit reporting industry. Certain requirements of the 6(b) Order relate to subject matter similar to the scope of the FTC Consent Order. The FTC’s 6(b) inquiry is expected to examine various aspects of the collection, processing, and quality of information concerning small businesses for purposes of business credit reports and other business risk solutions, as well as the marketing and commercial practices related to such solutions, and various related matters. At this time, it is unclear what action, if any, the FTC may take with respect to its findings from its inquiry. It is possible that the FTC’s findings could result in FTC rule making or other action that may impact D&B's business.
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
Alight relies on complex information technology systems and networks to operate its business. Any significant system or network disruption could expose Alight to legal liability, impair its reputation or have a negative impact on its operations, sales and operating results and could expose Alight to litigation and negatively impact our relationships with clients.
Alight relies on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are within its business and some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services ("AWS") and Microsoft Azure Cloud. Alight does not have control over the operations of such third parties. Alight also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by Alight's data center locations, with the telecommunications network providers with whom Alight or such providers contract, or with the systems by which Alight's telecommunications providers allocate capacity among their clients, including Alight, could adversely affect the availability and processing of Alight's solutions and related services and the experience of Alight's clients. If Alight's data centers are unable to keep up with its growing needs for capacity, this could have an adverse effect on Alight's business and cause it to incur additional expense. In addition, any financial difficulties faced by Alight's third-party data center’s operator or any of the service providers with whom Alight or such providers contract may have negative effects on Alight's business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While Alight has adopted, and continues to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in Alight's services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or Alight's own systems, could negatively impact Alight's relationships with customers and adversely affect its business and could expose it to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at Alight's third-party data center could adversely affect its reputation and may damage its clients’ stored files or result in lengthy interruptions in its services. Interruptions in Alight's services might reduce its revenues, subject it to potential liability or other expenses or adversely affect its renewal rates.
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
Compliance with applicable laws and regulations including changes in such laws and regulations, their application and their interpretation, could have an adverse effect on Alight's business.
Alight's business is subject to extensive legal and regulatory oversight throughout the world including a variety of laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, wage and hour standards, employment and labor relations, occupational health and safety, environmental matters, anti-competition, anti-corruption, anti-money laundering, language requirements, economic sanctions, currency, reserves and government contracting. This legal and regulatory oversight could reduce Alights profitability or limit its growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services it sells, the markets it enters, the methods by which it sells its services, the prices it can charge for our services, and the form of compensation it can accept from its clients and third parties; or by subjecting its business to the possibility of legal and regulatory actions or proceedings.
The global nature of Alight's operations increases the complexity and cost of compliance with laws and regulations, including training and employee expenses, adding to its cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that Alight is operating its business in a compliant manner with all required licenses or that our rights are otherwise protected.

In addition, certain laws and regulations, such as the U.S. Foreign Corrupt Practices Act and similar laws in other jurisdictions in which Alight operates, could impact its operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries. Alight is also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated.
Alight's employees, consultants or agents may still take actions in violation of its policies for which it may be ultimately responsible, or its policies and procedures may be inadequate or may be determined to be inadequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of Alight's business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines that could damage its reputation and have a materially adverse effect on its results of operation or financial condition. In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and Alight's continued operational changes and development into new jurisdictions and new service offerings also increases Alight's legal and regulatory compliance complexity as well as the type of governmental oversight to which it may be subject. These changes in laws and regulations could mandate significant and costly changes to the way Alight implements its services and solutions or could impose additional licensure requirements or costs to Alight's operations and services, or limit its ability to mitigate risk. In addition, new regulatory or industry developments could create an increase in competition that could adversely affect Alight. These potential developments include:
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
A quickly evolving social, legal and regulatory environment may cause Alight to incur increased operational and compliance costs, including increased research and development costs, or divert resources from other development efforts, to address potential issues related to usage of AI and ML. Alight is increasingly building AI and ML into many of its offerings including in its generative AI-enhanced Search and Chat function for Alight Worklife as well as its intelligent document processing tools. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to Alight in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by AI and ML could undermine public confidence in AI and ML, which could slow its adoption and affect Alight's business. Alight incorporates AI and ML into its offerings for use cases that could potentially impact civil, privacy, or employment benefit rights. Failure to adequately address issues that may arise with such use cases could negatively affect the adoption of Alight's solutions and subject it to reputational harm, regulatory action, or legal liability, which may harm its financial condition and operating results. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development. Employees, customers, or customers’ employees who are dissatisfied with Alight's public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.
Risks Relating to Black Knight Football
BKFC is dependent on the performance and popularity of its football clubs.
Black Knight Football's revenue is driven by the performance and popularity of its football clubs. BKFC's football clubs earn most of their revenue from media rights distributions from their domestic leagues which vary significantly depending on the level at which each club competes in their domestic league systems. For example, AFCB competes in the Premier League, the top league in the English football system. Relegation from the Premier League to lower tiers of the English Football League system would result in a significant decrease in the media rights revenue earned by AFCB. Relegation from the Premier League or a general decline in the success of AFCB, particularly in consecutive seasons, may also negatively affect AFCB's ability to attract or retain talented players and coaching staff, as well as supporters, sponsors and other commercial partners, which would have a material adverse effect on Black Knight Football's business, results of operations, financial condition and cash flow.
BKFC's business is dependent upon its ability to attract and retain key personnel, including players.
Black Knight Football is highly dependent on members of the management, coaching staff and players of its clubs. Competition for talented players and staff is, and will continue to be, intense. BKFC's ability to attract and retain the highest quality players and coaching staff for its clubs is critical to the on field success of its clubs and, consequently, to its business, results of operations, financial condition and cash flow. A downturn in the performance of BKFC's clubs could adversely affect its clubs ability to attract and retain coaches and players. While Black Knight Football and its clubs enter into employment contracts with its key personnel, including players and coaches, with the aim of securing their services for the term of the contract, the retention of their services for the full term of the contract cannot be guaranteed due to possible contract disputes or approaches by other clubs. Black Knight Football's failure to attract and retain key personnel for each of its clubs could have a negative impact on its ability to effectively manage and grow its business.
Negotiation, pricing and terms of key media contracts are outside of Black Knight Football's control and those contracts may change in the future or expose it to certain risks.
A significant majority of the revenue of BKFC and its clubs is generated from the domestic and international media rights for domestic league matches. Contracts for these media rights and certain other revenue for those competitions are negotiated collectively by the domestic leagues in which BKFC's football clubs compete. BKFC and its clubs are generally not a party to the contracts negotiated by the domestic leagues. Further, BKFC and its clubs do not participate in and therefore do not have any direct influence on the outcome of contract negotiations. Although an agreement has been reached for the sale of Premier League domestic broadcasting rights in the UK through the end of the 2028/2029 football season, future agreements may not maintain the current level of broadcasting revenues. Furthermore, a change in credit quality at one of the media broadcasters for the domestic leagues in which BKFC's clubs compete could increase the risk that such counterparty is unable or unwilling to pay amounts owed to the domestic league and ultimately, BKFC's clubs. The failure of a major television broadcaster for the domestic league competitions to pay outstanding amounts owed to its respective league could have a material adverse effect on BKFC's business, results of operations, financial condition and cash flow.
The markets in which Black Knight Football operates are highly competitive and increased competition could adversely affect Black Knight Football's results of operations, financial condition and cash flow.
Black Knight Football faces competition from other football clubs in England and Europe. In the domestic leagues in which BKFC's clubs operate, investment from wealthy team owners has led to teams with deep financial backing that are able to acquire top players and coaching staff, which could continue to result in increased competition for, and cost of, key personnel. As European football and particularly the Premier League continues to grow in popularity, the interest of wealthy potential owners may increase, leading to additional clubs substantially improving their financial position. Despite the pervasive adoption of financial monitoring rules on clubs in European domestic leagues and club competitions, European and Premier League football clubs are spending substantial resources on transfer fees and player salaries. Competition from top European football leagues, including the Premier League, has led to higher salaries for football players as well as increased competition on the field. The increase in competition could result in BKFC's football clubs finishing lower in their domestic leagues or being relegated to lower tiers of their domestic league systems, which could have a material adverse effect on Black Knight Football's results of operations, financial condition and cash flows.
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
Certain executive officers and members of our Board serve on the boards of directors of other entities or are employed by other entities, including but not limited to D&B, Trasimene, Alight, System1, BKFC, CSI, Minden Mill and Watkins.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with D&B, Trasimene, Alight, System1, BKFC, CSI, Minden Mill or Watkins; (ii) business opportunities arising for any of us; and (iii) conflicts of time with respect to matters potentially or actually involving or affecting us. For example, from time to time, we may enter into transactions with such other entities and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company or any of our respective subsidiaries or affiliates as would be the case where there is no potential conflict of interest.
We have in place a code of business conduct and ethics prescribing procedures for managing conflicts of interest and our Chief Legal Officer, General Counsel and our related persons transaction committee are responsible for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. Our related person transaction committee and related person transaction policy governs all transactions with directors (and director nominees), executive officers, immediate family members of directors and executive officers, shareholders that own greater than 5% of any class of the Company's voting securities, our Manager, and generally any entity in which a director or officer of the Company controls. All transactions or series of transactions exceeding $120,000 with such persons or entities must be reviewed and approved by the related person transaction committee. The related person transaction committee consists of two independent directors and if a member of such committee is involved in a transaction under review, they are required to recuse themself from the review under our related person transaction policy. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.

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
Our Articles of Incorporation and Nevada law may discourage, delay or prevent a change of control of our Company or changes in our management, which could have the result of depressing the trading price of our common stock.
Certain anti-takeover provisions of Nevada law could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition arguably could benefit our stockholders.
Nevada’s "combinations with interested stockholders" statutes (NRS 78.411 through 78.444, inclusive) prohibit specified types of business "combinations" between certain Nevada corporations and any person deemed to be an "interested stockholder" for two years after such person first becomes an "interested stockholder" unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an "interested stockholder") in advance, or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Further, in the absence of prior approval certain restrictions may apply even after such two-year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "combination" is sufficiently broad to cover most significant transactions between a corporation and an "interested stockholder."
Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interests of, the corporation. The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
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
The global operations of certain of our ownership interests including D&B, Alight and BKFC may subject us to risks that could negatively affect our business.
These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, social unrest, natural disasters, military conflicts and terrorism, as well as exposure to the macroeconomic environment in such markets (including consumer preferences and spending, unemployment levels, wage and commodity inflation and foreign exchange rate fluctuations), the regulatory environment (including the risks of operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), and income and non-income based tax rates and laws. Adverse changes in any of these factors may materially adversely impact the businesses and value of our ownership interests in D&B, Alight and BKFC.

Changing rules, public disclosure regulations and stakeholder expectations on environmental, social and corporate governance related matters create a variety of risks for our business.
In addition to the changing rules and regulations related to environmental, social and governance matters imposed by governmental and self-regulatory organizations such as the SEC and the New York Stock Exchange, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase or change expectations related to ESG matters.
Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
In addition, in recent years "anti-ESG" sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted "anti-ESG" policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion ("DEI") initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations, investigations and enforcement actions, or reputational harm.
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
Our ERM program is overseen by a group of highly-qualified individuals and is tailored to the unique structure of our business. As a holding company with a small group of highly qualified employees, we are well positioned to maintain operations in the event of a disaster or a material disruption to our information technology ("IT") infrastructure and networks. Our CISO has extensive information technology, cybersecurity and program management experience as do many of the employees in the information security group for our third-party provider. Our CISO, as well as others in our third-party provider's information security group, hold certifications such as the Certified Information System Security Professional certification. Each of our various businesses separately maintains business continuity functions that adhere to the unique requirements of their business.
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
Restaurant Group. The Restaurant Group's headquarters are currently located in Nashville, Tennessee with another office location in Woburn, Massachusetts. All of our restaurants are leased from third parties, and are located in 20 states throughout the U.S. Substantially all of our Restaurant Group's revenues are generated in those states.
Corporate and Other. We own an 1,800 acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon.
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
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2024. We updated our peer group for the period ending December 31, 2024 from the group used for the period ending December 31, 2023 to include peers that better align with the size and now internally-managed operating structure of the Company. The peer group comparison has been weighted based on their stock market capitalization. The graph tracks the performance of a of $100.00 investment, with reinvestment of all dividends (if any), from December 31, 2019 through December 31, 2024.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Cannae Holdings, Inc.	100.00	119.04	94.51	55.53	52.46	54.43
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
2023 Peer Group (1)	100.00	100.59	151.97	137.39	195.56	324.26
2024 Peer Group (2)	100.00	114.87	140.10	101.86	137.99	184.21
______________________________
(1) Represents the peer group used for the year ended December 31, 2023 and consists of the following companies: Apollo Global Management Inc., Compass Diversified Holdings, FS KKR Capital Corp, Golub Capital BDC, Inc., New Mountain Finance Corporation and Prospect Capital Corporation.
(2) Represents the peer group used for the year ended December 31, 2024 and consists of the following companies: Main Street Capital, Compass Diversified Holdings, StepStone Group, Hercules Capital, Federated Hermes, Capital Southwest, Artisan Partners Asset Management, Trinity Capital, Hamilton Lane, Bridge Investment Group and GCM Grosvenor.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
On January 31, 2024, the last reported sale price of our common stock on The New York Stock Exchange was $19.76 per share. We had approximately 5,943 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On August 3, 2022, our Board authorized a three-year stock repurchase program, (the "2022 Repurchase Program"), under which we may repurchase up to an additional 10.0 million shares of our common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2024, we repurchased 300,000 shares of CNNE common stock for approximately $5.6 million in the aggregate, or an average of $18.80 per share, pursuant to the 2022 Repurchase Program.
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
On April 1, 2024, we completed the Tender Offer through a procedure commonly referred to as a "modified Dutch auction" to purchase 9,672,540 shares of our CNNE common stock for approximately $223.5 million, or an average of $23.11 per share, inclusive of transaction fees. Refer to Item 7 Part II of this Annual Report under the header Other Developments for further discussion of the Tender Offer.
As of December 31, 2024, the maximum number of shares that may yet be purchased under the 2022 Repurchase Program and the 2023 Repurchase Program is 12,295,463.
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
Recent Developments
Dayforce
In the year ended December 31, 2024, we sold the remaining 4.0 million shares of common stock of Dayforce for gross proceeds of $264.0 million. As of December 31, 2024, we no longer have any holdings of Dayforce.
Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Dayforce and other equity securities.
Dun & Bradstreet
On February 8, 2024, April 30, 2024, July 24, 2024, and October 22, 2024, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of D&B common stock. In the year ended December 31, 2024, we received $14.3 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.

As of December 31, 2024, we owned 69.0 million shares of D&B, which represented approximately 15.6% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Paysafe
In January 2024, we purchased 1.6 million shares of common stock of Paysafe for $23.4 million. In November 2024, we sold 0.9 million shares of common stock of Paysafe for $16.0 million which we expect will generate tax savings for the Company.
As of December 31, 2024, we owned 2.5 million shares of Paysafe which represented approximately 4.1% of the outstanding common equity of Paysafe.
See Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Paysafe and other equity securities.
Alight
On December 3, 2024, we completed the sale of 12.0 million shares of common stock of Alight for aggregate proceeds of $89.0 million.
As of December 31, 2024, we owned 40.5 million shares of Alight, which represented approximately 7.6% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in Alight and other equity method investments.
JANA
On February 21, 2024, we issued 1.85 million shares of common stock of the Company from the Company’s treasury and paid $18.3 million in cash, in the aggregate, to certain partners of JANA in exchange for a 19.99% equity interest in JANA. The transaction is valued at $55.5 million based on the closing price of the Company's common stock on February 21, 2024. Cannae also committed to invest $50 million into JANA funds (the "JANA Fund Commitment"). JANA Partners is an investment manager founded in 2001. We account for our ownership interest in JANA as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. On December 27, 2024, the Company invested $20.0 million into a JANA fund as part of the JANA Fund Commitment. We account for our investment in the JANA fund as an equity security without a readily determinable fair value.
See Note B - Investments for further discussion of our accounting for our ownership interest in JANA and other equity method investments and our accounting for the JANA fund and other equity securities without a readily determinable fair value.
Watkins Holdings
On October 17, 2024, the Company invested approximately $80.0 million for a 52.8% ownership interest in Watkins Holdings, LLC ("Watkins Holdings"), a partnership with KDSA Investment Partners ("KDSA") and Mark Jacobs (the "Watkins Acquisition"). Watkins Holdings concurrently completed the acquisition of The Watkins Company ("Watkins"), a leading producer of high-quality flavoring products. Watkins was founded in 1868 and has grown to be a leading domestic producer of spices, seasonings and extracts. The former majority owner of Watkins, Mark Jacobs, rolled a significant equity stake into Watkins Holdings. We account for our ownership interest in Watkins as an unconsolidated affiliate using the equity method of accounting and record our ratable share of Watkins's net income or loss on a three-month lag.
See Note B - Investments for further discussion of our accounting for our ownership interest in Watkins Holdings and other equity method investments.
Black Knight Football
In the year ended December 31, 2024, we invested $36.8 million in BKFC and as of December 31, 2024, we held a 47.2% ownership interest.
See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
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
On February 26, 2024, the Company, Cannae LLC and Trasimene entered into a Third Amended and Restated Management Services Agreement (the "Third Amended MSA"). The Third Amended MSA amends the management services agreement primarily to (i) provide for a termination of the agreement by the Company effective June 30, 2027, (ii) reduce the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (iii) provide for payment of the termination fee under the agreement of $20 million to be paid by the Company to Trasimene in installments of $6.7 million annually over the 3-year period ended July 1, 2026. The Third Amended MSA has a termination date of June 30, 2027 unless earlier terminated by the Company or Trasimene.
The following dividends were declared by our Board in 2024:

Declaration Date	Record Date	Payment Date	Dividends Per Share
May 9, 2024	June 14, 2024	June 28, 2024	$0.12
July 30, 2024	September 16, 2024	September 30, 2024	$0.12
November 7, 2024	December 17, 2024	December 31, 2024	$0.12
Subsequent to December 31, 2024, the Board declared cash dividends of $0.12 per share, payable on March 31, 2025, to Cannae common shareholders of record as of March 17, 2025.
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
In the ordinary course of our business, we make investments in companies that provide us with varying degrees of control and influence over the underlying investees through our level of ownership of the outstanding equity of the investee, participation in management of the investee, participation on the board of directors of the investee, and/or legal agreements with other investors with control implications. As a result, our analysis of the appropriate accounting for our various ownership interests often requires judgment regarding the level of control, significant influence or lack thereof the Company has over each investee. If we are required to account for certain of our ownership interests in which we have concluded the Company has significant influence resulting in the application of the equity method of accounting at fair value, the impact of such change could significantly impact the Company's Consolidated Financial Statements.
As of December 31, 2024, we held less than 20% of the outstanding common equity of Dun & Bradstreet but continue to account for our ownership interest under the equity method because (i) we continue to exert significant influence through, and in connection with, our 15.6% ownership and (ii) certain of our senior management and directors serve on Dun & Bradstreet's board of directors, including our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, who is also the chairman of D&B's board of directors.
As of December 31, 2024, the book value of our investment in D&B accounted for under the equity method of accounting is $691.9 million. Based on quoted market prices, the aggregate fair market value of our ownership of Dun & Bradstreet common stock was $860.3 million as of December 31, 2024.
As of December 31, 2024, we held less than 20% of the outstanding common equity of Alight but we account for our ownership under the equity method because we exert significant influence: (i) through, and in connection with, our 7.6% ownership, (ii) because certain of our senior management and directors serve on Alight's board of directors, including our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, who is also the chairman of Alight's board of directors, and (iii) because we are party to an agreement with Alight pursuant to which we have the ability to appoint or be consulted on the election of certain of the directors of Alight.
As of December 31, 2024, the book value of our investment in Alight accounted for under the equity method of accounting is $374.0 million. Based on quoted market prices, the aggregate fair market value of our ownership of Alight common stock was approximately $280.1 million as of December 31, 2024.
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
As of June 30, 2024, the aggregate fair market value of our ownership of Sightline equity prior to recording impairment was $154.7 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach and adjusted for the risk of a capital shortfall at the business, the aggregate fair market value of our ownership of Sightline equity was approximately $13.7 million as of June 30, 2024 and management determined the decrease in value of our investment in Sightline was other-than-temporary. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline, the discount rate used in the discounted cash flow analysis and the adjustment for the risk of a capital shortfall. The primary significant unobservable input used was the 35% discount rate used in the discounted cash flow analysis and the 50% adjustment for the risk of capital shortfall. As of December 31, 2024, management determined that the remaining investment in Sightline was impaired as a result of the implied valuation of Sightline it would require for it to raise equity funding. Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the ability of Sightline to raise new capital, management determined the decrease in value of our investment in Sightline was other-than-temporary. Accordingly, we recorded an impairment of $149.5 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2024.
As of December 31, 2024, the fair value of our ownership interest in Alight based on quoted market prices was $280.1 million and the book value of our recorded asset for Alight was $374.0 million. While the fair value of our interest in Alight is below our book value, the fair value was above book value during the second quarter and there are no other indicators that our interest is other-than-temporarily impaired. Alight has consistently produced positive results from operations and cash flows, has reduced its debt, and initiated a dividend in 2024. There are no indications that the book value of our interest will not be recoverable at this time. Due to these factors, we consider the decline in value to be temporary as of December 31, 2024. Though we do not currently believe our interest in Alight is other-than-temporarily impaired, because the fair value is currently below the book value of our interest in Alight, sustained declines in fair value of the interest, deterioration in Alight's actual or forecasted results of operations or adverse changes in the US macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of December 31, 2024, we had a net deferred tax asset of $73.9 million, which is primarily attributable to temporary differences for our investments held through partnerships. In the year ended December 31, 2024, we recorded an additional valuation allowance of $47.7 million on the Company's federal net operating loss ("NOL") carryforwards and certain deferred taxes related to our consolidated partnerships. In 2024, we determined it was uncertain whether we would be able to use the Company's available federal NOL carryforwards and certain other deferred taxes. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2024, the Company was in a cumulative book loss position. The Company is relying on deferred tax liabilities, and the ability to carry back capital losses, as sources of income to facilitate the recovery of its remaining deferred tax assets. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of December 31, 2024, the Company has a federal valuation allowance of $47.7 million representing a full valuation allowance on its federal NOL carryforwards and certain other deferred taxes where it is not more likely than not that the tax benefit will be realized. Additionally, the Company has a state valuation allowance of $5.1 million representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our other deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record an additional valuation allowance on its net deferred tax asset in future periods.
Refer to Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for income taxes.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have adopted this ASU which resulted in additional disclosures in our consolidated financial statements.
Refer to Note E - Segment Information to our Consolidated Financial Statements included in Item 8 Part II of this Annual Report for further discussion of our segment reporting.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disaggregate specific expenses in a tabular presentation. This includes purchases of inventory, employee compensation, depreciation, and other relevant expense captions on the face of the income statement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
Certain Factors Affecting Comparability
Year ended December 31, 2024. On March 20, 2024, Alight entered into a definitive agreement to sell its professional services segment and its payroll and human capital management outsourcing businesses (the "Payroll & Professional Services Business"). The transaction closed on July 12, 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the disposed businesses as held for sale and its operating results as discontinued operations. Accordingly, Alight's results presented for the periods ended December 31, 2023 and 2022 have been retrospectively revised to reflect the Payroll & Professional Services Business as held for sale and discontinued operations.
Year ended December 31, 2023. In the year ended December 31, 2023, the Restaurant Group undertook a project to renegotiate or terminate leases and close O'Charley's stores with unfavorable store-level cash flow profiles. Through this process they closed 77 O'Charley's stores in the year ended December 31, 2023.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Restaurant revenue	$419.6	$536.0	$630.6
Other operating revenue	32.9	34.0	31.5
Total operating revenues	452.5	570.0	662.1
Operating expenses:
Cost of restaurant revenue	371.2	474.9	571.4
Personnel costs	78.4	52.1	59.5
Depreciation and amortization	13.3	19.0	22.8
Other operating expenses, including asset impairments	93.3	142.9	153.0
Total operating expenses	556.2	688.9	806.7
Operating loss	(103.7)	(118.9)	(144.6)
Other income (expense):
Interest, investment and other income	4.6	13.6	2.5
Interest expense	(11.6)	(17.9)	(12.3)
Recognized losses, net	(153.2)	(83.9)	(181.2)
Total other expense	(160.2)	(88.2)	(191.0)
Loss before income taxes and equity in losses of unconsolidated affiliates	(263.9)	(207.1)	(335.6)
Income tax benefit	(0.4)	(77.0)	(89.9)
Loss before equity in losses of unconsolidated affiliates	(263.5)	(130.1)	(245.7)
Equity in losses of unconsolidated affiliates	(46.6)	(194.0)	(183.9)
Net loss	(310.1)	(324.1)	(429.6)
Less: Net loss attributable to noncontrolling interests	(5.5)	(10.7)	(1.5)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(304.6)	$(313.4)	$(428.1)
Revenues
Total revenue decreased $117.5 million in 2024 compared to 2023, primarily driven by a decrease in revenue in the Restaurant Group segment. Total revenue in 2023 decreased $92.1 million compared to 2022, primarily driven by a decrease in revenue in the Restaurant Group segment.
The change in revenues from our segments is discussed in further detail at the segment level below.
Expenses
Our operating expenses consist primarily of cost of restaurant revenue, personnel costs, depreciation and amortization, and other operating expenses.
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
Income tax benefit was $0.4 million, $77.0 million, and $89.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 0.2%, 37.2%, and 26.8%, respectively. The change in the effective tax rate in all periods is primarily attributable to the varying impact of earnings or losses from unconsolidated affiliates on our consolidated pretax earnings or losses. The fluctuation in income tax benefit as a percentage of loss before income taxes is attributable to our estimate of ultimate income tax liability or benefit and changes in the characteristics of net earnings or loss year to year, such as the weighting of operating income versus investment income. The change in our effective tax rate in the year ended December 31, 2024 compared to 2023 is primarily attributable to the recording of a valuation allowance in the current period of $47.7 million on our federal net operating loss carryforwards and certain deferred taxes within our consolidated partnerships, the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax loss and the impairment recorded to our investment in Sightline.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Equity in (losses) earnings of unconsolidated affiliates for the periods indicated consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Dun & Bradstreet (1)	$(13.7)	$(17.1)	$(8.8)
Alight	(15.5)	(35.1)	(1.6)
BKFC	(49.9)	(51.9)	—
CSI	41.1	(2.0)	—
Sightline (2)	(8.2)	(18.0)	(19.3)
Other (3)	(0.4)	(69.9)	(154.2)
Total	$(46.6)	$(194.0)	$(183.9)
_____________________________________
(1) Equity in losses for D&B includes $8.6 million of loss for the years ended December 31, 2024 and 2023, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $2.9 million and $7.3 million of loss for the year ended December 31, 2024 and 2023, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Sightline.
(3) The amount for the years ended December 31, 2023 and 2022 includes the Company's equity in losses of Paysafe which was no longer accounted for under the equity method of accounting beginning December 31, 2023.
Net Loss
Net loss attributable to Cannae decreased $8.8 million in the year ended December 31, 2024, compared to 2023. Total net loss attributable to Cannae decreased $114.7 million in the year ended December 31, 2023, compared to 2022.
The change in net loss is attributable to the factors discussed above and net loss from the segments is discussed in further detail at the segment level below.

Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Restaurant revenue	$419.6	$536.0	$630.6
Operating expenses:
Cost of restaurant revenue	371.2	474.9	571.4
Personnel costs	20.2	23.2	24.2
Depreciation and amortization	10.5	17.0	20.5
Other operating expenses, including asset impairments	26.5	75.9	36.5
Total operating expenses	428.4	591.0	652.6
Operating loss	(8.8)	(55.0)	(22.0)
Other income (expense):
Interest expense	(5.7)	(6.1)	(4.2)
Recognized gains, net	18.6	36.0	7.8
Total other income	12.9	29.9	3.6
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates	4.1	(25.1)	(18.4)
Total revenues for the Restaurant Group segment decreased $116.4 million, or 21.7%, in the year ended December 31, 2024 from 2023. The decrease was primarily attributable to approximately $100.3 million of incremental revenue included in the year ended December 31, 2023 associated with 99 Restaurants and O'Charley's stores that were closed prior to December 31, 2024 and a decline in comparable store sales.
Total revenues for the Restaurant Group segment decreased $94.6 million, or 15.0%, in the year ended December 31, 2023 from 2022. The decrease was primarily attributable to approximately $79.6 million of incremental revenue included in the year ended December 31, 2022 associated with stores that were closed prior to December 31, 2023 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed (2.2)%, (2.1)%, and 7.5% in the years ended December 31, 2024, 2023 and 2022, respectively, from the prior fiscal years. The decrease in 2024 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit. The decrease in 2023 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit. Comparable store sales for our O'Charley's brand changed (8.5)%, (3.4)% and (5.8)% in the years ended December 31, 2024, 2023 and 2022, respectively, from the prior fiscal years. The decrease in 2024 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit. The decrease in 2023 is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by customers each visit.
Cost of restaurant revenue decreased $103.7 million, or 21.8%, in the year ended December 31, 2024 from 2023. Cost of restaurant revenue decreased $96.5 million, or 16.9%, in the year ended December 31, 2023 from 2022. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 88.5%, 88.6%, and 90.6% in the years ended December 31, 2024, 2023 and 2022, respectively. The change in cost of restaurant revenue as a percentage of restaurant revenue in 2023 compared to 2022 is primarily attributable to an easing of inflation in the cost of labor, food and supplies relative to customary increases in menu pricing.
Other operating expenses decreased by $49.4 million, or 65.1%, in the year ended December 31, 2024 from 2023. Other operating expenses increased by $39.4 million, or 107.9%, in the year ended December 31, 2023 from 2022. The change in both periods is primarily attributable to $36.8 million of impairment recorded to the Restaurant Group's property and equipment, lease assets and other intangible assets in the year ended December 31, 2023.

Recognized gains, net, decreased $17.4 million, or 48.3%, in the year ended December 31, 2024 from 2023 and increased $28.2 million, or 361.5%, in the year ended December 31, 2023 from 2022. The changes in both periods is primarily attributable to $30.2 million of gains recorded upon derecognition of O'Charley's lease liabilities associated with stores closed in 2023 and upon conversion of certain stores from a failed sale lease back in previous years to operating leases in 2023. The change in the year ended December 31, 2024 compared to 2023 was partially offset by a gain of $12.5 million recorded in 2024 related to the termination of the lease for the Restaurant Group's corporate headquarters.
Dun & Bradstreet
As of December 31, 2024, we owned approximately 15.6% of the outstanding common stock of Dun & Bradstreet. We account for our ownership interest in D&B under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Year ended December 31,
	2024	2023	2022
	(In millions)
Total revenues	$2,381.7	$2,314.0	$2,224.6
Cost of services	899.7	861.8	757.4
Selling and administrative expenses	692.7	711.9	709.6
Operating income	194.8	140.3	149.9
Net (loss) earnings	(24.5)	(43.7)	4.1
Less: net earnings attributable to noncontrolling interest	4.1	3.3	6.4
Net loss attributable to Dun & Bradstreet	(28.6)	(47.0)	(2.3)
Details relating to the results of operations of Dun & Bradstreet (NYSE: "DNB") can be found in its periodic reports filed with the SEC.
Alight
As of December 31, 2024, we owned approximately 7.6% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Year ended December 31,
	2024	2023	2022
	(In millions)
Total revenues	$2,332.0	$2,386.0	$2,207.0
Gross profit	794.0	810.0	686.0
Net loss from continuing operations	(140.0)	(317.0)	(140.0)
Net (loss) earnings from discontinued operations	(19.0)	(45.0)	68.0
Net loss attributable to noncontrolling interests	(2.0)	(17.0)	(10.0)
Net loss attributable to Alight	(157.0)	(345.0)	(62.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of December 31, 2024, we owned approximately 47.2% of the ownership interest of BKFC. We account for our ownership of BKFC under the equity method of accounting and report our equity in the earnings or loss of BKFC on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the year ended December 31, 2024 and December 31, 2023 includes our equity in BKFC’s losses for the year ended September 30, 2024 and for the period from December 13, 2022 (the date we acquired our initial interest in BKFC) through September 30, 2023, respectively.
Summarized financial information for BKFC for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	For the year ended September 30, 2024	For the period from December 13, 2022 through September 30, 2023
	(In millions)
Total revenues	$211.1	$149.0
Operating loss	(125.4)	(93.8)
(Losses) earnings of unconsolidated affiliates	(7.1)	(5.3)
Net loss attributable to BKFC	(122.6)	(103.8)
Black Knight Football's total revenue is primarily attributable to Premier League media rights, matchday and sponsorship revenue earned by AFCB. Total revenues for Black Knight Football increased $62.1 million, or 41.7%, in the year ended September 30, 2024, compared to the period from December 13, 2022 through September 30, 2023. The increase in revenue was primarily attributable to the 2023 period including nine and a half months rather than twelve and an increase in matchday and sponsorship revenue.
Personnel costs were $185.7 million and $112.1 million in the year ended September 30, 2024 and the period from December 13, 2022 to September 30, 2023, respectively, an increase of $73.6 million, or 65.7%. The increase was attributable to the acquisition of new players at AFC Bournemouth and the 2023 period including nine and a half months rather than twelve.
Depreciation and amortization expense was $114.0 million and $99.8 million, respectively, in the year ended September 30, 2024 and the period from December 13, 2022 to September 20, 2023, respectively, an increase of $14.2 million, or 14%. The increase was attributable to inclusion of a full year of expense in the 2024 period.
Other income increased $16.4 million in the year ended September 30, 2024 compared to the corresponding period from December 13, 2022 to September 20, 2023. The increase was primarily attributable to increased gain on sale of players by AFCB, partially offset by a non-cash impairment charge of $12.0 million to BKFC's investment in FC Lorient resulting from the club's relegation to Ligue 2.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Other operating revenue	$32.9	$34.0	$31.5
Operating expenses:
Personnel costs	58.2	28.9	35.3
Depreciation and amortization	2.8	2.0	2.3
Other operating expenses	66.8	67.0	116.5
Total operating expenses	127.8	97.9	154.1
Operating loss	(94.9)	(63.9)	(122.6)
Other income (expense):
Interest, investment and other income	4.6	13.6	2.5
Interest expense	(5.9)	(11.8)	(8.1)
Recognized losses, net	(171.8)	(119.9)	(189.0)
Total other expense	(173.1)	(118.1)	(194.6)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(268.0)	(182.0)	(317.2)
Personnel costs in our corporate and other segment increased $29.3 million, or 101.4%, in the year ended December 31, 2024 compared to 2023, and decreased $6.4 million, or 18.1%, in the year ended December 31, 2023 compared to 2022. The increase in 2024 compared to 2023 was primarily attributable to increased non-cash stock-based compensation granted in 2024. The decrease in 2023 compared to 2022 is primarily driven by a decrease in investment success bonuses paid related to our sales of shares of Dayforce.

Other operating expenses decreased $49.5 million, or 42.5%, in the year ended December 31, 2023 compared to 2022. The decrease is primarily attributable to $49.3 million of carried interest expense attributable to our sale of Optimal Blue in 2022, of which $31.8 million was paid in D&B stock.
Interest, investment and other income decreased $9.0 million in the year ended December 31, 2024 compared to 2023 and increased $11.1 million in the year ended December 31, 2023 compared to 2022. The change in both periods was primarily attributable to the change in interest income on our cash and short term investments resulting from changes in our cash balance and market interest rates.
Recognized losses, net in our Corporate and Other segment consists of the following:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Dayforce fair value adjustments	$(4.5)	$28.3	$(374.1)
Sightline impairment	(149.5)	(70.2)	—
Paysafe fair value adjustments	12.3	—	(236.0)
Alight loss on sale	(22.5)	—	—
System1 impairment	—	(63.9)	(101.7)
QOMPLX impairment	—	(9.0)	(32.8)
Dun & Bradstreet (loss) gain on partial sales	(6.0)	—	19.3
Optimal Blue gain on sale	—	—	313.0
AmeriLife fair value adjustment (1)	—	—	67.3
AmeriLife gain on partial sales	—	—	176.4
Other fair value adjustments, net	15.3	—	(23.5)
Other, net	(16.9)	(5.1)	3.1
Recognized losses, net	$(171.8)	$(119.9)	$(189.0)
_____________________________________

(1) Represents the gain recorded upon the revaluation of our investment to fair value on November 15, 2022.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include our corporate operating expenses and funding needs of our Restaurant Group. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow may include payment of dividends on our common stock, stock repurchases, acquisitions, additional investment in current investees, and debt repayments.
As of December 31, 2024, we had cash and cash equivalents of $131.5 million, of which $113.2 million was cash held by the corporate holding company, $6.2 million of short term investments, and $49.0 of immediate capacity under our existing holding company credit facilities with the ability to add an additional $500 million of borrowing capacity by amending our 2020 Margin Facility. As of December 31, 2024, we were committed under letters of credit totaling $6.2 million issued primarily in connection with casualty insurance programs for our Restaurant Group employees.
We continually assess our capital allocation strategy, including decisions relating to repurchasing our stock, paying dividends, reducing debt, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends or distributions from subsidiaries and holdings, cash generated from short-term investments, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the Company's liquidity needs and periodically review the short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. As part of such forecasting, we actively manage the impact of rising interest rates on both our idle cash and our outstanding debt.
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
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2024, 2023 and 2022 were $90.1 million, $87.8 million and $205.1 million, respectively. The increase in cash used in operations of $2.3 million from 2024 compared to 2023 is primarily attributable to lower tax payments and lower cash expenses incurred with our Manager. The decrease in cash used in operations of $117.3 million from 2023 compared to 2022 is primarily attributable to decreased tax payments and no carried interest expense incurred with our Manager in 2023.
Investing Cash Flows. Our cash flows provided by investing activities for the years ended December 31, 2024, 2023 and 2022 were $298.3 million, $53.1 million and $521.2 million, respectively. The increase in cash provided by investing activities of $245.2 million from 2024 compared to 2023 is primarily attributable to proceeds from sales of Dayforce, D&B and Alight in 2024, partially offset by an increase in purchases of new investments. The decrease in cash provided by investing activities of $468.1 million from 2023 compared to 2022 is primarily attributable to primarily attributable to higher proceeds from sales of Dayforce, AmeriLife, Optimal Blue, D&B and CorroHealth in the 2022 period compared to lower proceeds from sales of Dayforce in 2023 period, partially offset by increased proceeds from distributions from unconsolidated affiliates in the 2023 period and the investment in System1 in the 2022 period. See our Consolidated Statement of Cash Flows included in Item 8 of Part II of this Annual Report for a detailed breakout of cash flows from purchases and sales of investments.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $7.0 million, $10.0 million and $14.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capital expenditures in all years primarily consisted of purchases of equipment and leasehold improvements in our Restaurant Group segment and property improvements at our real estate operations.
Financing Cash Flows. Our cash flows used in financing activities for the years ended December 31, 2024, 2023 and 2022 were $182.9 million, $106.8 million and $154.2 million, respectively. The increase in cash used in financing activities of $76.1 million from 2024 compared to 2023 is primarily attributable to the Tender Offer, partial repayment of the FNF Revolver and dividends paid in 2024. The decrease in cash used in financing activities of $47.4 million from 2023 compared to 2022 is primarily attributable to a reduction in treasury stock repurchases in 2023 compared to 2022 and lower proceeds from debt, net of repayments.
Financing Arrangements. For a description of our financing arrangements see Note K - Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2024 to determine the amount of the obligations.
Restaurant Group financing obligations include its agreements to lease certain O'Charley's restaurant locations that are accounted for as failed sale and leaseback transactions.

     As of December 31, 2024, our required annual payments relating to these contractual obligations were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Unconditional purchase obligations	$46.9	$7.2	$4.0	$2.1	$—	$—	$60.2
Operating lease payments	24.8	23.6	22.0	20.1	17.1	110.5	218.1
Notes payable	61.3	12.9	101.2	2.1	0.1	3.6	181.2
Fees payable to Manager	13.2	13.1	3.8	—	—	—	30.1
Restaurant Group financing obligations	0.3	0.3	0.3	0.2	0.2	—	1.3
Total	$146.5	$57.1	$131.3	$24.5	$17.4	$114.1	$490.9
Capital Stock Transactions. For information on our 2022 Repurchase Program, 2023 Repurchase Program and the Tender Offer, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
Equity Price Risk
We are exposed to market price fluctuations associated with the Company's equity securities holdings. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2024, we held $56.2 million in equity securities which are recorded at fair value. The carrying values of equity securities subject to equity price risks are directly derived from quoted market prices. See Note C - Fair Value Measurements to our Consolidated Financial Statements for further discussion of our fair value measurements for equity securities. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the book effects that market risk exposures may have on the fair values of our equity securities. At December 31, 2024, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities of $11.2 million.
See discussion of our accounting for interests in unconsolidated affiliates under the header Critical Accounting Policies and Estimates in Item 7 of this Annual Report for further discussion of the potential impact of the Company's monitoring of impairment of its interests in unconsolidated affiliates, including those with fair values based on quoted market prices.
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

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Deloitte & Touche, LLP, Las Vegas, NV Auditor Firm ID: 34)	41
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	42
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Chicago, IL Auditor Firm ID: 42)	44
Consolidated Balance Sheets as of December 31, 2024 and 2023	46
Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	47
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2024, 2023, and 2022	48
Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022	49
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of KPMG LLP and Ernst & Young LLP, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

We did not audit the consolidated financial statements of Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet") or Alight, Inc. ("Alight"), the Company’s investments in which are accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include its equity investment in Dun & Bradstreet of $691.9 million and $827.7 million as of December 31, 2024 and 2023, respectively, and its equity in losses of Dun & Bradstreet of $13.7 million, $17.1 million, and $8.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The accompanying consolidated financial statements of the Company include its equity investment in Alight of $374.0 million and $507.2 million as of December 31, 2024 and 2023, respectively, and its equity in losses of Alight of $15.5 million, $35.1 million, and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The financial statements of Dun & Bradstreet and Alight were audited by KPMG LLP and Ernst & Young LLP, respectively, whose reports have been furnished to us. We have applied auditing procedures to the adjustments to reflect the Company’s equity investment and equity earnings in Dun & Bradstreet and Alight, in accordance with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the reports of KPMG LLP and Ernst & Young LLP provide a reasonable basis for our opinion.

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

Investments in Unconsolidated Affiliates in Alight — Other-than-temporary impairment — Refer to Note B to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Company owns approximately 7.6% of the common equity of Alight, Inc. ("Alight") and accounts for it using the equity method of accounting. On an ongoing basis, management monitors the investment to determine whether there are indications that it may be other-than-temporarily impaired. As of December 31, 2024, the fair value of the Company’s ownership interest in Alight, based on quoted market prices, was $280.1 million, and the book value was $374.0 million.

The determination by management that the Company’s investment in Alight is not other-than-temporarily impaired as of December 31, 2024 required significant judgment in determining whether the decline in fair value of the investment below its book value is recoverable as of December 31, 2024.

Therefore, auditing management’s judgment that no other-than-temporary impairment was present in relation to the Company’s investment in Alight involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgment in determining that the Company’s investment in Alight is not other-than-temporarily impaired as of December 31, 2024, included the following:

•We tested the effectiveness of the controls over the Company’s determination that its investment in Alight is not other-than-temporarily impaired as of December 31, 2024.

•We evaluated management’s other-than-temporary impairment analysis by:

◦Searching for potential indications of other-than-temporary impairment, including adverse market conditions and/or evidence of negative or deteriorating financial condition and operating performance.

◦Discussing with management the Company’s investment strategy with regards to its intent and ability to retain its investment in Alight.
◦Analyzing the length of time the fair value of the Company’s investment in Alight has been below its book value.

◦Comparing the projections included in Alight’s forecasted operating cash flows to Alight’s historical results and external market sources.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 27, 2025

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alight, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements") (not presented separately herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Goodwill Impairment Assessment

Description of the Matter	At December 31, 2024, the Company’s Health Solutions and Wealth Solutions reporting units had $3,084 million and $128 million of goodwill, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. The Company determined the fair value of its Health Solutions and Wealth Solutions reporting units exceeded the carrying values.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. The more subjective assumptions used in the analysis for the Health Solutions reporting unit were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, and the discount rate. The more subjective assumptions used in the analysis for the Wealth Solutions reporting unit were projections of future earnings before interest, taxes, depreciation and intangible amortization margin and the discount rate. The more subjective assumptions are all affected by expectations about future market or economic conditions.

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

Measurement of the Tax Receivable Agreement Liability

Description of the Matter	As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement ("TRA") with certain owners of Alight Holdings prior to the Business Combination, which is a contractual commitment to distribute 85% of any tax benefits ("TRA Payment"), realized or deemed to be realized by the Company to the parties to the TRA. At December 31, 2024, the Company’s liability due under the TRA ("TRA liability") that is measured at fair value on a recurring basis was $620 million.

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

Chicago, Illinois
February 27, 2025

CANNAE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$131.5	$106.2
Short-term investments	6.2	15.6
Other current assets	23.5	29.5
Income taxes receivable	35.7	26.0
Total current assets	196.9	177.3
Investments in unconsolidated affiliates	1,456.8	1,718.8
Equity securities, at fair value	56.2	290.9
Lease assets	136.0	143.5
Property and equipment, net	61.8	58.7
Goodwill	53.4	53.4
Other intangible assets, net	15.1	16.8
Deferred tax assets	73.9	82.0
Other long-term investments and non-current assets	178.8	145.3
Total assets	$2,228.9	$2,686.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$54.8	$74.2
Lease liabilities, current	14.5	13.9
Deferred revenue	16.2	16.9
Notes payable, current	61.0	2.5
Total current liabilities	146.5	107.5
Lease liabilities, long-term	134.6	142.2
Notes payable, long-term	120.0	102.5
Accounts payable and other accrued liabilities, long-term	12.5	25.3
Total liabilities	413.6	377.5
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2024 and December 31, 2023; issued of 94,328,322 and 92,844,329 shares as of December 31, 2024 and December 31, 2023, respectively; and outstanding of 62,789,542 and 70,367,088 shares as of December 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2024 and December 31, 2023	—	—
Retained earnings	567.1	901.3
Additional paid-in capital	2,013.3	1,977.0
Less: Treasury stock, 31,538,780 and 22,477,241 shares as of December 31, 2024 and December 31, 2023, respectively, at cost	(724.7)	(533.9)
Accumulated other comprehensive loss	(19.2)	(19.9)
Total Cannae shareholders' equity	1,836.5	2,324.5
Noncontrolling interests	(21.2)	(15.3)
Total equity	1,815.3	2,309.2
Total liabilities and equity	$2,228.9	$2,686.7

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Revenues:
Restaurant revenue	$419.6	$536.0	$630.6
Other operating revenue	32.9	34.0	31.5
Total operating revenues	452.5	570.0	662.1
Operating expenses:
Cost of restaurant revenue	371.2	474.9	571.4
Personnel costs	78.4	52.1	59.5
Depreciation and amortization	13.3	19.0	22.8
Other operating expenses, including asset impairments	93.3	142.9	153.0
Total operating expenses	556.2	688.9	806.7
Operating loss	(103.7)	(118.9)	(144.6)
Other income (expense):
Interest, investment and other income	4.6	13.6	2.5
Interest expense	(11.6)	(17.9)	(12.3)
Recognized losses, net	(153.2)	(83.9)	(181.2)
Total other expense	(160.2)	(88.2)	(191.0)
Loss before income taxes and equity in losses of unconsolidated affiliates	(263.9)	(207.1)	(335.6)
Income tax benefit	(0.4)	(77.0)	(89.9)
Loss before equity in losses of unconsolidated affiliates	(263.5)	(130.1)	(245.7)
Equity in losses of unconsolidated affiliates	(46.6)	(194.0)	(183.9)
Net loss	(310.1)	(324.1)	(429.6)
Less: Net loss attributable to noncontrolling interests	(5.5)	(10.7)	(1.5)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(304.6)	$(313.4)	$(428.1)
Earnings per share
Net loss per share - basic	$(4.73)	$(4.27)	$(5.25)
Net loss per share - diluted	$(4.73)	$(4.27)	$(5.25)

Weighted average shares outstanding Cannae Holdings common stock, basic basis	64.4	73.4	81.6
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	64.4	73.4	81.6
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net loss	$(310.1)	$(324.1)	$(429.6)
Other comprehensive (loss) earnings, net of tax:
Unrealized loss relating to investments in unconsolidated affiliates (1)	(2.4)	(3.0)	(14.6)
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (2)	3.1	1.2	3.7
Other comprehensive earnings (loss)	0.7	(1.8)	(10.9)
Comprehensive loss	(309.4)	(325.9)	(440.5)
Less: Comprehensive loss attributable to noncontrolling interests	(5.5)	(10.7)	(1.5)
Comprehensive loss attributable to Cannae	$(303.9)	$(315.2)	$(439.0)
_____________________________________
(1)Net of income tax benefit of $0.6 million, $0.8 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Net of income tax benefit of $0.8 million, $0.3 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2021	92.4	$—	$1,888.3	$1,642.8	$(7.2)	5.6	$(188.6)	$5.8	$3,341.1
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(14.6)	—	—	—	(14.6)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.7	—	—	—	3.7
Treasury stock repurchases	—	—	—	—	—	10.7	(225.4)	—	(225.4)
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	1.5	—	—	—	—	—	1.5
Stock-based compensation, unconsolidated affiliates	—	—	46.4	—	—	—	—	—	46.4
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Net loss	—	—	—	(428.1)	—	—	—	(1.5)	(429.6)
Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	$2,714.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.0)	—	—	—	(3.0)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	1.2	—	—	—	1.2
Treasury stock repurchases	—	—	—	—	—	6.1	(119.7)	—	(119.7)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation, consolidated subsidiaries	—	—	3.5	—	—	—	—	—	3.5
Stock-based compensation, unconsolidated affiliates	—	—	37.3	—	—	—	—	—	37.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(313.4)	—	—	—	(10.7)	(324.1)
Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.4	$(533.9)	$(15.3)	$2,309.2
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.4)	—	—	—	(2.4)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.1	—	—	—	3.1
Treasury stock repurchases	—	—	—	—	—	10.0	(231.2)	—	(231.2)
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Issuance of restricted stock and shares held in trust	1.5	—	—	—	—	1.2	—	—	—
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	(0.2)	(3.6)	—	(3.6)
Stock-based compensation, consolidated subsidiaries	—	—	19.0	—	—	—	—	—	19.0
Stock-based compensation, unconsolidated affiliates	—	—	17.3	—	—	—	—	—	17.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Dividends declared	—	—	—	(22.8)	—	—	—	—	(22.8)
Net loss	—	—	—	(304.6)	—	—	—	(5.5)	(310.1)
Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net loss	$(310.1)	$(324.1)	$(429.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13.3	19.0	22.8
Equity in losses of unconsolidated affiliates	46.6	194.0	183.9
Distributions from investments in unconsolidated affiliates	3.8	0.2	14.7
Recognized losses and impairments of assets, net	154.9	130.9	183.9
Non-cash carried interest expense	—	—	31.8
Lease asset amortization	14.5	19.3	21.8
Stock-based compensation cost	19.0	3.5	1.5
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in other assets	3.1	(9.5)	8.6
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(19.4)	(19.4)	(36.7)
Net decrease in lease liabilities	(14.1)	(20.2)	(17.5)
Net change in income taxes	(1.7)	(81.5)	(190.3)
Net cash used in operating activities	(90.1)	(87.8)	(205.1)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	264.0	144.7	285.7
Proceeds from partial sale of D&B shares	100.9	—	127.2
Proceeds from partial sale of Alight shares	89.1	—	—
Proceeds from other sales of investments in unconsolidated affiliates, equity securities and other long- term investments	18.0	18.7	55.9
Proceeds from sale of AmeriLife	—	—	250.0
Proceeds from Optimal Blue Disposition, cash portion	—	—	144.5
Proceeds from sale of CorroHealth	—	—	78.7
Distributions from investments in unconsolidated affiliates	18.8	52.7	7.9
Proceeds from the sale of property and equipment	6.8	7.3	9.2
Collections of notes receivable	—	—	0.9
Investment in System1	—	—	(246.5)
Purchases of investments in unconsolidated affiliates	(135.2)	(162.0)	(143.1)
Purchase of other long-term investments	(66.5)	(17.5)	—
Additions to property and equipment and other intangible assets	(7.0)	(10.0)	(14.3)
Purchases of short-term investment securities	(64.6)	(151.9)	(34.9)
Proceeds from sale and maturity of short-term investment securities	74.0	171.1	—
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	—	—
Net cash provided by investing activities	298.3	53.1	521.2
Cash flows from financing activities:
Borrowings, net of debt issuance costs	103.7	65.7	308.6
Debt service payments	(28.9)	(58.4)	(225.2)
Subsidiary distributions paid to noncontrolling interest shareholders	(0.3)	(0.7)	(8.1)
Payment for shares withheld for taxes and in treasury	(3.6)	(0.2)	—
Dividend paid	(22.4)	—	—
Purchases of treasury stock	(231.4)	(113.2)	(229.5)
Net cash used in financing activities	(182.9)	(106.8)	(154.2)
Net increase (decrease) in cash and cash equivalents	25.3	(141.5)	161.9
Cash and cash equivalents at beginning of period	106.2	247.7	85.8
Cash and cash equivalents at end of period	$131.5	$106.2	$247.7
See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, "we," "us," "our," "Cannae," "CNNE" or the "Company"), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2024 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC", formerly known as Black Knight Football and Entertainment, LP); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins Holdings"); JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA" or "JANA Partners"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
See Note E - Segment Information for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Nevada limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of our external manager, Trasimene Capital Management, LLC ("Trasimene" or our "Manager").
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
Recent Developments
Dayforce
In the year ended December 31, 2024, we sold the remaining 4.0 million shares of common stock of Dayforce for gross proceeds of $264.0 million. As of December 31, 2024, we no longer have any holdings of Dayforce.
Refer to Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Dayforce and other equity securities.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Dun & Bradstreet
On February 8, 2024, April 30, 2024, July 24, 2024, and October 22, 2024, the board of directors of D&B declared quarterly cash dividends of $0.05 per share of D&B common stock. In the year ended December 31, 2024, we received $14.3 million of cash dividends from D&B which are recorded as a reduction to the basis of our recorded asset for D&B.
As of December 31, 2024, we owned 69.0 million shares of D&B, which represented approximately 15.6% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in D&B and other equity method investments.
Paysafe
In January 2024, we purchased 1.6 million shares of common stock of Paysafe for $23.4 million. In November 2024, we sold 0.9 million shares of common stock of Paysafe for $16.0 million which will generate expected tax savings for the Company.
As of December 31, 2024, we owned 2.5 million shares of Paysafe which represented approximately 4.1% of the outstanding common equity of Paysafe.
See Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Paysafe and other equity securities.
Alight
On December 3, 2024, we completed the sale of 12.0 million shares of common stock of Alight for aggregate proceeds of $89.0 million.
As of December 31, 2024, we owned 40.5 million shares of Alight, which represented approximately 7.6% of its outstanding common stock.
See Note B - Investments for further discussion of our accounting for our ownership interest in Alight and other equity method investments.
JANA
On February 21, 2024, we issued 1.85 million shares of common stock of the Company from the Company’s treasury and paid $18.3 million in cash, in the aggregate, to certain partners of JANA in exchange for a 19.99% equity interest in JANA. The transaction is valued at $55.5 million based on the closing price of the Company's common stock on February 21, 2024. Cannae also committed to invest $50 million into JANA funds (the "JANA Fund Commitment"). JANA Partners is an investment manager founded in 2001. We account for our ownership interest in JANA as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. On December 27, 2024, the Company invested $20.0 million into a separate JANA fund as part of the JANA Fund Commitment. We account for our investment in the JANA fund as an equity security without a readily determinable fair value.
See Note B - Investments for further discussion of our accounting for our ownership interest in JANA and other equity method investments and our accounting for the JANA fund and other equity securities without a readily determinable fair value.
Watkins Holdings
On October 17, 2024, the Company invested approximately $80.0 million for a 52.8% ownership interest in Watkins Holdings, LLC ("Watkins Holdings"), a partnership with KDSA Investment Partners ("KDSA") and Mark Jacobs (the "Watkins Acquisition"). Watkins Holdings concurrently completed the acquisition of The Watkins Company ("Watkins"), a leading producer of high-quality flavoring products. Watkins was founded in 1868 and has grown to be a leading domestic producer of spices, seasonings and extracts. The former majority owner of Watkins, Mark Jacobs, rolled a significant equity stake into Watkins Holdings. We account for our ownership interest in Watkins as an unconsolidated affiliate using the equity method of accounting and record our ratable share of Watkins net income or loss on a three-month lag.
See Note B - Investments for further discussion of our accounting for our ownership interest in Watkins Holdings and other equity method investments.
Black Knight Football
In the year ended December 31, 2024, we invested $36.8 million in BKFC and as of December 31, 2024, we held a 47.2% ownership interest.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
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
Subsequent to December 31, 2024, the Board declared cash dividends of $0.12 per share, payable on March 31, 2025, to Cannae common shareholders of record as of March 17, 2025.
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
Equity securities include our investment in Paysafe (and prior to our complete exit in September 2024, Dayforce) and are carried at fair value. Recognized gains and losses on equity securities are determined on the basis of the fair value of the securities at the balance sheet date or on a trade date basis.
Investments in unconsolidated affiliates are recorded using the equity method of accounting. Recognized gains and losses on the sale of investments accounted for under the equity method are determined on the basis of the book value of the specific investments sold and are credited or charged to income on a trade date basis.
See Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for equity securities and investments in unconsolidated affiliates.
Other Current Assets
Prepaid expenses and other current assets consist of trade receivables, inventory, prepaid operating expenses, the current portion of notes receivable, deposits and other miscellaneous current assets.
Trade receivables are primarily for the Restaurant Group and consist primarily of business to business gift card sales, insurance-related reimbursements, rebates, tenant improvement allowances, and billings to franchisees for royalties, initial and

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

renewal fees, equipment sales and rent. Trade receivables are recorded net of an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses related to existing receivables. The carrying values reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.
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
Leases
Refer to Note G - Leases.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in business combinations. Goodwill is reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist that will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. For the years ended December 31, 2024, 2023 and 2022, we did not have any impairment of goodwill.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames that are generally recorded in connection with acquisitions at their fair value, franchise rights, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from three to ten years. The useful lives of our tradenames for all of our restaurant brands is fifteen years. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life. For the years ended December 31, 2024 and 2022, we did not have any impairment of other intangible assets. For the year ended December 31, 2023, we recorded impairments of $4.2 million to tradename asset for our O'Charley's brand in our Restaurant Group segment.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
In the years ended December 31, 2024, 2023 and 2022 we recorded $1.0 million, $8.1 million and $1.3 million, respectively, of impairment to Property and equipment. The impairments relate primarily to our Restaurant Group for O'Charley's stores that have closed. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2024, we were committed under letters of credit totaling $6.2 million issued primarily in connection with casualty insurance programs for our Restaurant Group employees.
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
Revenue Recognition
Refer to Note F - Revenue Recognition.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $12.3 million, $17.5 million, and $17.0 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated Statements of Operations.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Comprehensive Earnings
We report comprehensive earnings in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to realized losses and are included in Recognized (losses) gains, net on the Consolidated Statements of Operations. Our policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment). As of December 31, 2024 and 2023 our entire balance of Accumulated other comprehensive losses relates to unrealized gains and losses of investments in unconsolidated affiliates and all amounts reclassified to net earnings in the years ended December 31, 2024, 2023 and 2022 relate to recognition of gains and losses of investments in unconsolidated affiliates upon disposition.
Stock-Based Compensation Plans
Stock-based compensation expense includes restricted stock awards and restricted stock units granted in Cannae common stock to directors and certain members of management. We account for stock-based compensation plans using the fair value method. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date, using quoted market prices of the underlying stock, and recognized over the service period.
On February 28, 2024, we issued 1.2 million restricted stock units ("RSUs") with a grant date fair value of $24.8 million as compensation to certain employees of the Company and issued 1.2 million shares of the Company's common stock to rabbi trusts that grant the holders of the RSUs pass-through voting rights. The RSUs vest in varying increments over a three-year period and, upon vesting, a number of shares of Company common stock equivalent to the number of vested RSUs will be released from the rabbi trusts to the employee. If the RSUs do not vest, the shares held in the rabbi trusts return to the Company. The Company is the primary beneficiary of the rabbi trusts prior to vesting of the RSUs and accordingly the shares of Company common stock held by the rabbi trusts are treated as treasury stock in the Company's Consolidated Balance Sheet and Consolidated Statement of Equity for the year ended December 31, 2024. Compensation cost associated with the RSUs is measured based on their grant-date fair value derived from quoted market prices and is recorded over the service period of the awards.
During the years ended December 31, 2024, 2023 and 2022, $19.0 million, $3.5 million and $1.5 million, respectively, of stock based compensation expense was recorded in Personnel costs in the Consolidated Statements of Operations. As of December 31, 2024, there were 1.3 million unvested restricted stock awards and units and the amount to be recorded for stock-based compensation expense in future years for unvested restricted stock is approximately $25.0 million which is expected to be recognized over a weighted average period of 1 year.
Earnings Per Share
Basic earnings per share, as presented on the Consolidated Statements of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2024, 2023 and 2022, shares of restricted stock were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be anti-dilutive due to net losses.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

requirements. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years beginning after December 15, 2024. We have adopted this ASU which resulted in additional disclosures in our Consolidated Financial Statements. See Note E - Segment Information for further discussion of our segment reporting.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disaggregate specific expenses in a tabular presentation. This includes purchases of inventory, employee compensation, depreciation, and other relevant expense captions on the face of the income statement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
Note B.        Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of December 31, 2024 and 2023 consisted of the following:

	Ownership at December 31, 2024	December 31, 2024	December 31, 2023
	(In millions)
Dun & Bradstreet	15.6%	$691.9	$827.7
Alight	7.6%	374.0	507.2
BKFC	47.2%	108.3	112.3
CSI	6.4%	88.2	47.1
Watkins	52.8%	78.5	—
JANA	19.99%	56.3	—
Sightline	33.0%	—	158.3
Other	various	59.6	66.2
Total		$1,456.8	$1,718.8
Equity in (losses) earnings of unconsolidated affiliates for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Dun & Bradstreet (1)	$(13.7)	$(17.1)	$(8.8)
Alight	(15.5)	(35.1)	(1.6)
BKFC	(49.9)	(51.9)	—
CSI	41.1	(2.0)	—
Watkins	—	—	—
JANA	2.4	—	—
Sightline (2)	(8.2)	(18.0)	(19.3)
Other (3)	(2.8)	(69.9)	(154.2)
Total	$(46.6)	$(194.0)	$(183.9)
_____________________________________
(1) Equity in losses for D&B includes $8.6 million of loss for the years ended December 31, 2024 and 2023 and $7.5 million loss for the year ended December 31, 2022, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of D&B.
(2) Equity in losses for Sightline includes $2.9 million and $7.3 million of loss for the year ended December 31, 2024 and 2023, respectively, related to amortization of Cannae's basis difference between the book value of its ownership interest and ratable portion of the underlying equity in net assets of Sightline.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(3) The amount for the years ended December 31, 2023 and 2022 includes the Company's equity in losses of Paysafe which was no longer accounted for under the equity method of accounting beginning December 31, 2023.
Dun & Bradstreet
Based on quoted market prices, the fair market value of our ownership of Dun & Bradstreet common stock was $860.3 million as of December 31, 2024.
As of December 31, 2024, we held less than 20% of the outstanding common equity of Dun & Bradstreet but account for our ownership interest under the equity method of accounting because we exert significant influence: (i) through our 15.6% ownership and (ii) because certain of our senior management and directors serve on D&B's board of directors, including our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, who is also the chairman of D&B's board of directors.
As of December 31, 2024, there was a $176.2 million difference between the amount of our recorded ownership interest in D&B and the amount of the Company's ratable portion of the underlying equity in the net assets of D&B. As of December 31, 2024, $116.6 million of such basis difference is allocated to amortizing intangible assets, $59.7 million to indefinite-lived intangible assets, $24.5 million to deferred tax liabilities and the remaining basis difference is allocated to equity method goodwill, which represents the excess of our basis difference over our equity in D&B's net assets that are not attributable to their identifiable net assets. Amortization expense of $8.6 million is included in our equity in losses of D&B for the years ended December 31, 2024 and 2023. Summarized financial information for Dun & Bradstreet for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	December 31, 2024	December 31, 2023
	(In millions)
Total current assets	$650.4	$656.3
Goodwill and other intangible assets, net	6,916.6	7,361.7
Other non-current assets	1,188.7	1,117.9
Total assets	$8,755.7	$9,135.9

Current liabilities	$1,007.2	$1,042.4
Long-term debt	3,497.7	3,512.5
Other non-current liabilities	936.4	1,149.4
Total liabilities	5,441.3	5,704.3
Noncontrolling interest	15.9	12.5
Total equity	3,314.4	3,431.6
Total liabilities and equity	$8,755.7	$9,135.9

	Year ended December 31,
	2024	2023	2022
	(In millions)
Total revenues	$2,381.7	$2,314.0	$2,224.6
Operating income	194.8	140.3	149.9
Net (loss) earnings	(24.5)	(43.7)	4.1
Less: net earnings attributable to noncontrolling interest	4.1	3.3	6.4
Net loss attributable to Dun & Bradstreet	(28.6)	(47.0)	(2.3)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Alight
Based on quoted market prices, the fair market value of our direct and indirect ownership of Alight common stock was $280.1 million as of December 31, 2024.
As of December 31, 2024, we held less than 20% of the outstanding common equity of Alight but we account for our ownership interest under the equity method of accounting because we exert significant influence: (i) through our 7.6% ownership, and (ii) because certain of our senior management and directors serve on Alight's board of directors, including our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, who is also the chairman of Alight's board of directors.
As of December 31, 2024, there was a $46.2 million difference between the amount of our recorded ownership interest in Alight and the amount of the Company's ratable portion of the underlying equity in net assets of Alight. As of December 31, 2024 the entire basis difference is allocated to equity method goodwill, which represents the excess of our basis difference over our equity in Alight’s net assets that are not attributable to their identifiable net assets.
On March 20, 2024, Alight entered into a definitive agreement to sell its professional services segment and its payroll and human capital management outsourcing businesses (the "Payroll & Professional Services Business"). The transaction closed on July 12, 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the disposed businesses as held for sale and its operating results as discontinued operations. Accordingly, Alight's results presented for the periods ended December 31, 2023 and 2022 have been retrospectively revised to reflect the Payroll & Professional Services Business as held for sale and discontinued operations.
Summarized financial information for Alight for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	December 31, 2024	December 31, 2023
	(In millions)
Total current assets	$1,267.0	$2,776.0
Goodwill and other intangible assets, net	6,067.0	6,348.0
Other assets	859.0	1,658.0
Total assets	$8,193.0	$10,782.0

Current liabilities	$892.0	$2,187.0
Long-term debt	2,000.0	2,769.0
Other liabilities	988.0	1,084.0
Total liabilities	3,880.0	6,040.0
Noncontrolling interests	4.0	280.0
Total equity	4,313.0	4,742.0
Total liabilities and equity	$8,193.0	$10,782.0

	Year ended December 31,
	2024	2023	2022
	(In millions)
Total revenues	$2,332.0	$2,386.0	$2,207.0
Gross profit	794.0	810.0	686.0
Net loss from continuing operations	(140.0)	(317.0)	(140.0)
Net (loss) earnings from discontinued operations	(19.0)	(45.0)	68.0
Net loss attributable to noncontrolling interests	(2.0)	(17.0)	(10.0)
Net loss attributable to Alight	(157.0)	(345.0)	(62.0)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Black Knight Football
We acquired our initial interest in BKFC on December 13, 2022. We account for our ownership of BKFC pursuant to the equity method of accounting and report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, our net loss for the year ended December 31, 2024 and 2023 includes our equity in losses of BKFC for the period from October 1, 2023 through September 30, 2024, and December 13, 2022 through September 30, 2023, respectively.
Summarized financial information for BKFC for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2024	September 30, 2023
	(In millions)
Total current assets	$91.7	$73.6
Goodwill and other intangible assets, net	404.4	353.1
Other assets	97.5	62.2
Total assets	$593.6	$488.9

Current liabilities	$392.2	$139.9
Other liabilities	5.1	115.1
Total liabilities	397.3	255.0
Total equity	196.3	233.9
Total liabilities and equity	$593.6	$488.9

	For the year ended September 30, 2024	For the period from December 13, 2022 through September 30, 2023
	(In millions)
Total revenues	$211.1	$149.0
Operating loss	(125.4)	(93.8)
(Losses) earnings of unconsolidated affiliates	(7.1)	(5.3)
Net loss attributable to BKFC	(122.6)	(103.8)
CSI
We report our equity in earnings or loss of BGPT Catalyst, L.P. ("CSI LP") on a three-month lag. Accordingly, our net loss for the year ended December 31, 2024 includes our equity in CSI LP’s net loss for the period from October 1, 2023 through September 30, 2024. For the year ended September 30, 2024, CSI LP had net investment loss of $1.1 million, net realized and unrealized gain from investments of $127.3 million, and total net increase in partners' capital from operations of $126.2 million. As of September 30, 2024 and 2023, CSI LP had total assets of $273.3 million and $260.3 million, respectively, and total partners' capital of $273.2 million and $259.9 million, respectively.
Sightline
As of June 30, 2024, the carrying value of our ownership of Sightline equity prior to recording impairment was $154.7 million. Based on a valuation using a hybrid discounted cash flow and market comparison approach and adjusted for the risk of a capital shortfall at the business, the aggregate fair market value of our ownership of Sightline equity was approximately $13.7 million as of June 30, 2024 and management determined the decrease in value of our investment in

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Sightline was other-than-temporary. The fair value measurement is considered a level 3 fair value measure. The primary inputs in the valuation were the forecasted results of operations of Sightline, the discount rate used in the discounted cash flow analysis and the adjustment for the risk of a capital shortfall. The primary significant unobservable input used was the 35% discount rate used in the discounted cash flow analysis and the 50% adjustment for the risk of capital shortfall.
As of December 31, 2024, management determined that the remaining investment in Sightline was impaired due to Sightline's inability to raise any additional capital to fund operations and as such we wrote down the investment to zero.
In the year ended December 31, 2024, we recorded an impairment to our interest in Sightline of $149.5 million which is included in Recognized losses, net, on our Consolidated Statement of Operations. The investment was determined to be impaired due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, declines in the forecasted results of operations and liquidity of Sightline, and the uncertainty of the ability of Sightline to raise new capital.
Prior to impairment, there was a difference between the amount of our recorded ownership interest in Sightline and the amount of the Company's ratable portion of the underlying equity in net assets of Sightline. Such basis difference was allocated to customer relationships, developed technology, tradenames, and deferred tax liabilities. Customer relationships were amortized over ten years and developed technology and tradenames are amortized over five years. Amortization expense of $2.9 million and $7.3 million is included in our equity in losses of Sightline for the year ended December 31, 2024 and 2023, respectively.
Equity Securities
Gains (losses) on equity securities included in Recognized losses, net on the Consolidated Statements of Operations consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year ended December 31,
	2024	2023	2022
Net gains (losses) recognized during the period on equity securities	$23.1	$22.2	$(340.2)
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	(0.2)	5.9	(132.2)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$23.3	$16.3	$(208.0)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2024 and 2023, we had $159.9 million and $121.9 million, respectively, recorded for such investments, which is included in Other long-term investments and non-current assets on our Consolidated Balance Sheets.
During the year ended December 31, 2024, we recorded a $14.0 million increase in fair value to certain of our equity ownership interests without readily determinable fair values. The amount of the increase was determined based on an observable price change in an orderly transaction for the identical investment of the same issuer. During the year ended December 31, 2023, we recorded an impairment of $9.0 million to certain of our equity ownership interests without readily determinable fair values. The amount of the increase amount of the impairments was determined based on the valuation of the investee implied by actual or contemplated sales to a third party.
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
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$131.5	$—	$—	$131.5
Short-term investments	6.2	—	—	6.2
Equity securities:
Paysafe	42.1	—	—	42.1
Other	14.1			14.1
Total equity securities	56.2	—	—	56.2
Total assets	$193.9	$—	$—	$193.9

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$106.2	$—	$—	$106.2
Short-term investments	15.6	—	—	15.6
Equity securities:
Dayforce	268.5	—	—	268.5
Paysafe	22.4	—	—	22.4
Total equity securities	290.9	—	—	290.9
Total assets	$412.7	$—	$—	$412.7
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of December 31, 2024 and 2023.
Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
The carrying amounts of trade receivables and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note K - Notes Payable.
Note D.     Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2024, 2023 and 2022, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2024 and 2023, of which we are not the primary beneficiary:

	2024		2023
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$244.4	$244.4	$210.9	$210.9
Other long-term investments and non-current assets	4.4	4.4	—	—
Investments in Unconsolidated Affiliates
As of December 31, 2024 and 2023, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFC related to investment commitments associated with its acquisitions of interests in football clubs. These BKFC obligations total an estimated amount of between approximately $38.3 million and $69.6 million as of December 31, 2024. These obligations are potentially payable at various increments over the next three years and vary based on certain performance criteria. The underlying obligation of BKFC to fund these amounts is contingent on the exercise of certain investment options by BKFC or other parties. Cannae is required to fund such payments solely to the extent BKFC is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to our VIEs.
The assets are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.
Note E.      Segment Information
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This guidance is also to be applied retrospectively to all prior periods presented in the financial statements. For public companies, the guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.
We have adopted this ASU and as a result, we have disclosed those expenses for each reportable segment that are (1) regularly provided to the chief operating decision maker ("CODM"); (2) included in each reported measure of segment profit and loss; and (3) considered significant, including categories of expense and amounts. In addition, the segment tables for the years ended December 31, 2023 and 2022 have been retrospectively revised to incorporate the additional information for reportable segments.
Cannae’s CODM consists of the Company’s Chairman and CEO as well as its President, as they both oversee all of the Company’s investments and are responsible for the key operating decisions of the Company. The CODM primarily uses net earnings or loss and EBITDA as the performance measure for each operating segment which helps the CODM in deciding how to allocate resources. The CODM uses the performance measure to evaluate profitability and income generated from the businesses in deciding how to allocate the Company's resources and decisions regarding the investee relationship. As net earnings or loss is the measure most consistent with U.S. GAAP, we include such measure in our segment tables that follow.
As of December 31, 2024, Cannae has identified four reportable segments: Restaurant Group, Dun & Bradstreet, Alight, and BKFC. The tables below provide information about the Company's segments, as well as an aggregation of all other non-reportable operating segments within the Corporate and Other category. For D&B, Alight and BKFC, which are accounted for as unconsolidated affiliates, the amounts presented in the tables below represent our portion of equity in losses and our investment balance that reconcile to our consolidated statements of operations and balance sheets, respectively. Refer to Note B - Investments for certain summarized gross amounts of the results of operations and balance sheets of these unconsolidated affiliates.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2024:

	Restaurant Group	Dun & Bradstreet	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$419.6				$419.6	$—	$419.6
Other revenues	—				—	32.9	32.9
Total revenues	419.6				419.6	32.9	452.5
Expenses
Cost of revenue	371.2				371.2
Depreciation and amortization	10.5				10.5
Other segment items (1)	28.1				28.1
Interest expense	5.7				5.7
Equity in losses of unconsolidated affiliates	—	(13.7)	(15.5)	(49.9)	(79.1)
Net earnings (loss)	$4.1	$(13.7)	$(15.5)	$(49.9)	$(75.0)	$(235.1)	$(310.1)
Assets	$274.8	$691.9	$374.0	$108.3	$1,449.0	$779.9	$2,228.9
Goodwill	53.4				53.4	—	53.4
As of and for the year ended December 31, 2023:

	Restaurant Group	Dun & Bradstreet	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$536.0				$536.0	$—	$536.0
Other revenues	—				—	34.0	34.0
Total revenues	536.0				536.0	34.0	570.0
Expenses
Cost of revenue	474.9				474.9
Depreciation and amortization	17.0				17.0
Other segment items (1)	63.8				63.8
Interest expense	6.1				6.1
Equity in losses of unconsolidated affiliates	—	(17.1)	(35.1)	(51.9)	(104.1)
Net loss	$(25.8)	$(17.1)	$(35.1)	$(51.9)	$(129.9)	$(194.2)	$(324.1)
Assets	$290.4	$827.7	$507.2	$112.3	$1,737.6	$949.1	$2,686.7
Goodwill	53.4				53.4	—	53.4
As of and for the year ended December 31, 2022:

	Restaurant Group	Dun & Bradstreet	Alight	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$630.6			$630.6	$—	$630.6
Other revenues	—			—	31.5	31.5
Total revenues	630.6			630.6	31.5	662.1
Expenses
Cost of revenue	571.4			571.4
Depreciation and amortization	20.5			20.5
Other segment items (1)	52.2			52.2
Interest expense	4.2			4.2
Equity in losses of unconsolidated affiliates	—	(8.8)	(1.6)	(10.4)
Net loss	$(17.7)	$(8.8)	$(1.6)	$(28.1)	$(401.5)	$(429.6)
Assets	$338.4	$857.1	$532.2	$1,727.7	$1,397.8	3,125.5
Goodwill	53.4			53.4	—	53.4
_____________________________________
(1) Other segment items includes restaurant corporate personnel costs, advertising, professional fees and recognized gains and losses, net.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively.
•Dun & Bradstreet. This segment consists of our 15.6% ownership interest in Dun & Bradstreet. Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Clients embed D&B's trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, evaluate whether suppliers and other third parties are financially viable, reputable, compliant and resilient, enhance salesforce productivity and gain visibility into key markets. Dun & Bradstreet's solutions support its clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes. Dun & Bradstreet's global commercial database contained comprehensive information on hundreds of millions of organizations. Our chief operating decision maker reviews the financial results of Dun & Bradstreet for purposes of assessing performance and allocating resources. Thus, we consider Dun & Bradstreet an operating segment. We account for Dun & Bradstreet using the equity method of accounting; therefore, its results do not consolidate into ours.
•Alight. This segment consists of our 7.6% ownership interest in Alight. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight an operating segment. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours.
•Black Knight Football and Entertainment. This segment consists of our 47.2% ownership interest in BKFC. BKFC is a partnership led by Bill Foley that owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, and a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club founded in 1926. On February 28, 2024, BKFC entered into a strategic partnership with, and acquired a minority ownership interest in, The Hibernian Football Club Limited, a Scottish Premiership football club founded in 1875. BKFC aims to grow into a leading, multi-club operator of football assets across the world. Our chief operating decision maker reviews the financial results of Black Knight Football for purposes of assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting; therefore, its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag and we acquired our initial interest in BKFC on December 13, 2022. Accordingly, our segment tables above for the years ended December 31, 2024 and 2023 includes our equity in losses of BKFC for the period from October 1, 2023 through September 30, 2024, and December 13, 2022 through September 30, 2023, respectively.
•Corporate and Other. This aggregation of nonreportable segments consists of our revenue and net earnings or loss for the operations of certain controlled portfolio companies, other equity investments, and the corporate holding company.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note F.         Revenue Recognition
Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2024	2023	2022
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$419.6	$535.6	$629.9
Other	Restaurant Group	—	0.4	0.7
Total restaurant revenue		419.6	536.0	630.6
Other operating revenue:
Real estate and resort	Corporate and Other	32.4	33.5	30.8
Other	Corporate and Other	0.5	0.5	0.7
Total other operating revenue		32.9	34.0	31.5
Total operating revenue		$452.5	$570.0	$662.1
Restaurant revenue consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
All of our revenues are generated in the United States.
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,
	2024	2023
	(In millions)
Trade receivables, net	$8.1	$7.6
Deferred revenue (contract liabilities)	16.2	16.9
Trade receivables, net are included in Other current assets on our Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated Balance Sheets. Revenue of $9.4 million and $11.2 million was recognized in the years ended December 31, 2024 and 2023, respectively, which was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G.         Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2024 and 2023.
Our material operating leases range in term from one year to sixteen years. As of December 31, 2024 and 2023, the weighted-average remaining lease term of our operating leases was approximately ten years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our operating lease agreements do not contain any material buyout options, residual value guarantees or restrictive covenants.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
Our operating lease liabilities are determined by discounting future lease payments using a discount rate that represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of December 31, 2024 and 2023, the weighted-average discount rate used to determine our operating lease liabilities was 7.43%.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. Operating lease costs of $25.9 million, $30.5 million and $36.4 million are included in Cost of restaurant revenue on the Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.
Lease assets are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable.
In the year ended December 31, 2024, 2023 and 2022, we recorded $0.3 million, $24.6 million and $1.5 million, respectively, of impairment to Lease assets. The impairments relate primarily to our Restaurant Group for O'Charley's stores that have closed in the year ended December 31, 2023. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2024 are as follows (in millions):

2025	$24.8
2026	23.6
2027	22.0
2028	20.1
2029	17.1
Thereafter	110.5
Total lease payments, undiscounted	$218.1
Less: discount	69.0
Total operating lease liability as of December 31, 2024, at present value	$149.1
Less: operating lease liability as of December 31, 2024, current	14.5
Operating lease liability as of December 31, 2024, long-term	$134.6

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note H.     Property and Equipment

Property and equipment consists of the following:
	December 31,
	2024	2023
	(In millions)
Furniture, fixtures and equipment	$74.0	$72.6
Leasehold improvements	101.5	100.4
Land	12.2	12.3
Buildings	16.6	12.3
Other	3.5	2.7
	207.8	200.3
Accumulated depreciation and amortization	(146.0)	(141.6)
	$61.8	$58.7
Depreciation expense on property and equipment was $11.2 million, $16.3 million, and $19.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note I.      Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2024	2023
	(In millions)
Trademarks and tradenames	$19.9	$19.9
Software	13.1	13.4
Franchise rights	1.6	1.6
Customer relationships and contracts	5.2	5.2
	39.8	40.1
Accumulated amortization	(24.7)	(23.3)
	$15.1	$16.8
Amortization expense for amortizable intangible assets was $2.1 million, $2.7 million, and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2024, is $1.9 million in 2025, $1.8 million in 2026, $1.8 million in 2027, $1.3 million in 2028 and $1.3 million in 2029.
Note J.      Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current, consists of the following:

	December 31,
	2024	2023
	(In millions)
Accrued payroll and employee benefits	$15.5	$12.8
Trade accounts payable	16.6	27.0
Manager Fees payable	3.4	9.0
Accrued casualty self-insurance expenses	5.2	6.8
Tax liabilities, excluding income taxes payable	3.3	5.2
Other accrued liabilities	10.8	13.4
	$54.8	$74.2

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounts payable and other accrued liabilities, long-term, consists of the following:

	December 31,
	2024	2023
	(In millions)
Restaurant Group financing obligations	$0.4	$13.1
Other accrued liabilities	12.1	12.2
	$12.5	$25.3
Note K.     Notes Payable
Notes payable consists of the following:

	December 31,
	2024	2023
	(In millions)
2020 Margin Facility	$101.0	$—
FNF Revolver	59.7	84.7
Other	20.3	20.3
Notes payable, total	$181.0	$105.0
Less: Notes payable, current	61.0	2.5
Notes payable, long-term	$120.0	$102.5
At December 31, 2024, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $150.0 million in revolving loans and, subject to certain terms and conditions, may enter into an amendment to the 2020 Margin Facility to borrow up to $500 million in revolving loans (including the initial revolving loans) from the same initial lender and/or additional lenders on substantially identical terms and conditions as the initial revolving loans. The 2020 Margin Facility matures on March 4, 2027. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of D&B and Alight shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the D&B and/or Alight shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
As of December 31, 2024, there was a $101.0 million outstanding balance under the 2020 Margin Facility which incurred interest at 7.95%, $49.0 million of unused capacity with an option to increase the capacity to $500 million upon amendment, and 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for borrowings.
FNF Revolver
On November 17, 2017, FNF issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the "FNF

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
As of December 31, 2024, there was a $59.7 million outstanding principal balance under the FNF Revolver which incurred interest at 7.0%.

Gross principal maturities of notes payable at December 31, 2024 are as follows (in millions):
2025	$61.3
2026	12.9
2027	101.2
2028	2.1
2029	0.1
Thereafter	3.6
$181.2
At December 31, 2024, the carrying value of our outstanding notes payable approximate fair value and are considered Level 2 financial liabilities.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note L.      Income Taxes
 Income tax benefit consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current (benefit) expense	$(8.3)	$(18.2)	$65.7
Deferred expense (benefit)	7.9	(58.8)	(155.6)
	$(0.4)	$(77.0)	$(89.9)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1	(0.3)	(2.7)
Tax credits	1.6	2.3	1.2
Valuation allowance	(18.3)	(0.5)	(0.2)
Non-deductible expenses	(0.3)	(0.1)	(0.2)
Non-deductible executive compensation	(5.1)	(0.5)	(0.8)
Dividends received deduction	(0.7)	(0.8)	(0.2)
Noncontrolling interests	(0.4)	(1.1)	(0.1)
Basis difference in investments	(0.5)	(0.8)	0.1
Unconsolidated affiliate stock-based compensation	(1.4)	(3.8)	(2.9)
Other	0.5	2.1	0.1
Effective tax rate excluding equity investments	(3.5)%	17.5%	15.3%
Equity investments	3.7	19.7	11.5
Effective tax rate	0.2%	37.2%	26.8%
The significant components of deferred tax assets and liabilities at December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Partnerships	$84.9	$41.6
Net operating loss carryforwards	29.3	35.2
Tax credit carryforwards	4.3	4.8
Other	8.2	5.0
Total gross deferred tax asset	126.7	86.6
Less: valuation allowance	(52.8)	(4.6)
Total deferred tax asset	$73.9	$82.0
The Company’s deferred taxes are primarily reflected as the book to tax difference in the Company's ownership of Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The decrease in our net deferred tax asset as of December 31, 2024 from 2023 is primarily attributable to the recording of a valuation allowance on our federal net operating loss ("NOL") carryforwards and tax losses realized on sales of D&B, Alight and Paysafe shares, partially offset by equity in losses of unconsolidated affiliates and impairments of investments in unconsolidated affiliates.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company’s gross federal and state NOL carryforwards were $244.9 million and $258.6 million at December 31, 2024 and 2023, respectively. The federal NOLs carryforward indefinitely and state NOLs expire in various tax years through 2043.
ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a "more likely than not" standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. In the year ended December 31, 2024, we recorded an additional valuation allowance of $47.7 million on the Company's federal NOL carryforwards and certain deferred taxes related to our consolidated partnerships. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $52.8 million and $4.6 million, respectively, related to federal and state NOLs for the tax year ended December 31, 2024 and state NOLs for the tax year ended December 31, 2023, as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire.
Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2024, 2023 or 2022.
The Company's federal and state income tax returns for the tax years ended December 31, 2024, 2023, 2022 and 2021 remain subject to examination.
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of December 31, 2024 and 2023, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2024 to determine the amount of the obligations.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Purchase obligations as of December 31, 2024 are as follows (in millions):

2025	$46.9
2026	7.2
2027	4.0
2028	2.1
2029	—
Thereafter	—
Total purchase commitments	$60.2
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
Note O.      Related Party Transactions
Trasimene
During the year ended December 31, 2024, we incurred $22.0 million of management fee expenses, no carried interest expense related to sales of and distributions from Company investments and $10.1 million of termination fee expenses with our Manager. During the year ended December 31, 2023, we incurred $37.7 million of management fee expenses and no termination fee expenses nor carried interest expenses related to sales of and distributions from Company investments. During the year ended December 31, 2022, we incurred $40.1 million of management fee expenses to our Manager and incurred $49.3 million of carried interest expense related to sales of and distributions from Company investments, and no termination fee expense. Such management fees, carried interest expense and termination fees are recorded in Other operating expenses and transaction fee income is recorded in Interest, investment and other income on our Consolidated Statements of Operations.
Other
Minden Mill, through its wholly-owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with our Chief Executive Officer, Chief Investment Officer and Chairman of our Board, Bill Foley, are the general partner of Minden Mill and manage all aspects of its operation on behalf of the Company. In the year ended December 31, 2023, we invested $52.1 million in Minden Mill for an 89% ownership interest. In the year ended December 31, 2024, we invested an additional $4.4 million through a note receivable which bears interest at a rate of 7.0% per annum.
BKFC is a partnership led by its general partner Bill Foley, our Chief Executive Officer, Chief Investment Officer and Chairman of our Board. Through Mr. Foley and other Company executives, we are extensively engaged in oversight of and working with BKFC management in helping BKFC implement its strategy. BKFC owns and operates AFCB in the English Premier League and owns a significant minority interest in FC Lorient, a French Ligue 1 football club. In the years ended December 31, 2024 and 2023, we invested $36.8 million and $109.8 million, respectively, in BKFC. BKFC used the proceeds from investments from Cannae and others to acquire its interests in football clubs and further invest in its infrastructure and playing squads.
CSI LP is managed by entities affiliated with Frank Martire, a member of our Board, and is part of a consortium of investors who acquired CSI. On December 28, 2023, we received a distribution of $36.8 million from CSI LP, the entity through which we own our interest in CSI. The distribution resulted from CSI LP's sale of a portion of CSI to a third party.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note P.      Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash paid during the year:
Interest	$6.3	$13.6	$9.6
Income taxes	0.9	4.6	100.0
Operating leases	25.1	33.1	36.0
Non-cash investing and financing activities:
D&B shares received as partial consideration for the Optimal Blue Disposition	$—	$—	$435.0
Preferred shares received as consideration for note receivable from QOMPLX	—	—	—
Exchange of directly held Alight warrants for Alight common stock	—	—	—
Lease assets recognized in exchange for lease liabilities	7.0	32.8	7.5

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10-14.
Code of Ethics
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
Policy Prohibiting Insider Trading and Related Procedures
Our board of directors has adopted an Insider Trading and Tipping Policy prohibiting insider trading and provides related procedures governing the purchase, sale, and other dispositions of the registrant's securities. This policy also prohibits tipping or disclosing material nonpublic information ("MNPI") to outsiders. This policy is applicable to all directors, officers, employees, their immediate family, and any entities controlled by them who have regular access to MNPI. A copy of the insider trading policy is filed as an exhibit to this Annual Report.
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

10.2	Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).
10.3
Amended and Restated Revolver Note, dated as of May 12, 2022, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 8, 2022).

10.4
First Amendment to Amended and Restated Revolver Note, dated as of January 29, 2024, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.5
Amended and Restated Management Services Agreement, dated as of August 4, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed August 6, 2021).

10.6
Second Amended and Restated Management Services Agreement, dated as of September 30, 2023 by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 4, 2023).

10.7
Third Amended and Restated Management Services Agreement, dated February 26, 2024, by and among Cannae Holdings, Inc., Cannae Holdings, LLC, and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.8
Margin Loan Agreement, dated as of March 4, 2024 by and among Cannae Funding D, LLC, Cannae Funding A, LLC, the lenders from time to time parties thereto and Bank of America, N.A. as administrative agent and calculation agent (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 9, 2024).

10.9	Guaranty, dated as of November 30, 2020, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 2, 2020).
10.10†
Form of Notice of Restricted Stock Award Agreement dated as of November 11, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022).

10.11†
Form of Notice of Restricted Stock Award Agreement dated as of March 15, 2023 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

10.12†
Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.13†
Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.14†
Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.15†
Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

Exhibit Number	Description

10.16†
Employment Agreement, dated March 18, 2024, by and between Cannae Holdings, Inc. and Michael L. Gravelle (incorporated by reference to Exhibit 10.8 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 9, 2024).

14.1	Code of Ethics for Senior Financial Officers.
14.2	Code of Business Conduct and Ethics
19.1	Insider Trading and Tipping Policy, with an effective date of February 4, 2019, as amended February 15, 2024.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP with respect to report related to Dun & Bradstreet Holdings, Inc.
23.3	Consent of Ernst & Young LLP with respect to report related to Alight, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1†
Incentive-Based Compensation Recovery Policy, with an effective date of October 3, 2023 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

99.1	Audited Financial Statements of Dun & Bradstreet Holdings, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.

† A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannae Holdings, Inc.
By:	/s/ Ryan R. Caswell
Ryan R. Caswell
President (Principal Executive Officer)

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan R. Caswell	President	February 27, 2025
Ryan R. Caswell	(Principal Executive Officer)

/s/ Bryan D. Coy	Executive Vice President and Chief Financial Officer	February 27, 2025
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Chief Executive Officer, Chief Investment Officer,	February 27, 2025
William P. Foley, II	Director and Chairman of the Board

/s/ Douglas K. Ammerman	Director	February 27, 2025
Douglas K. Ammerman

/s/ Hugh R. Harris	Director	February 27, 2025
Hugh R. Harris

/s/ C. Malcolm Holland	Director	February 27, 2025
C. Malcolm Holland

/s/ Mark D. Linehan	Director	February 27, 2025
Mark D. Linehan

/s/ Frank R. Martire	Director	February 27, 2025
Frank R. Martire

/s/ Erika Meinhardt	Director	February 27, 2025
Erika Meinhardt

/s/ Barry B. Moullet	Director	February 27, 2025
Barry B. Moullet

/s/ James B. Stallings, Jr.	Director	February 27, 2025
James B. Stallings, Jr.

/s/ Frank P. Willey	Director	February 27, 2025
Frank P. Willey