Form 10-K/A
period 2024-12-31
Cannae Holdings, Inc.
filed 2025-04-30
CIK 1704720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of Cannae common stock held by non-affiliates
of the registrant as of June 30, 2024, was $1,014,218,592 based on the closing price of $18.14 as reported by the New York Stock Exchange.
As of April 25, 2025 there were 62,818,001 shares of Cannae common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) on Form
10-K/A
is being filed with respect to the Registrant’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025 (the “Form
10-K”).
This Amendment updates Part III in its entirety to contain the information required therein.
Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form
10-K.
This Amendment does not reflect events occurring after the filing of the Form
10-K
or modify disclosures affected by subsequent events.

CANNAE HOLDINGS, INC.

FORM 10-K/A

PART III

Item 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information About our Directors

Certain biographical information for our directors is below.

CLASS II DIRECTORS – TERM EXPIRING 2025
Name	Position with Cannae	Age
Erika Meinhardt	Lead Independent Director and Member of the Compensation Committee	66

Barry B. Moullet	Chairman of the Related Person Transaction Committee	67

James B. Stallings, Jr.	Member of the Corporate Governance and Nominating Committee and Member of Related Person Transaction Committee	69

Frank P. Willey	Member of the Audit Committee	71

Erika Meinhardt has served as a director of Cannae Holdings, Inc. (Cannae or the Company) since July 2018 and as Lead Independent Director of Cannae since February 2023. Ms. Meinhardt served as Executive Vice President of Fidelity National Financial (FNF) from January 2018 through January 2024. She previously served as President of National Agency Operations for FNF’s Fidelity National Title Group from February 2005 until January 2018. Prior to assuming that role she served as Division Manager and National Agency Operations Manager for FNF from 2001 to 2005. Ms. Meinhardt served as a member of the board of directors of Alight from July 2021 through February 2025. Ms. Meinhardt also served as a member of the board of directors of Austerlitz Acquisition Corporation I (AUS) and Austerlitz Acquisition Corporation II (ASZ), from February 2021 through December 2022. Ms. Meinhardt also previously served as a director of Foley Trasimene Acquisition Corporation II (FTAC II) from August 2020 to March 2021.

Ms. Meinhardt’s qualifications to serve on our Board include her knowledge of our businesses and the industries in which they operate, and her experience in managing and growing complex business organizations.

Barry B. Moullet has served as a director of Cannae since February 2021. Mr. Moullet has been the principal of BBM Executive Insights, LLC, a consulting firm specializing in the optimization of various supply chain management activities for foodservice clients, since June 2012. Mr. Moullet also served as Chief Supply Chain Officer and as a consultant for Focus Brands Inc. from January 2013 through July 2014. He served in various executive roles with Darden Restaurants Inc. from 1996 until 2012. Prior to his tenure with Darden Restaurants, Mr. Moullet’s previous roles include Vice President of Purchasing for Restaurant Services Inc. and Vice President of Purchasing for Kentucky Fried Chicken. Mr. Moullet received a B.S. in a double major of Chemistry and Marketing from the University of Wisconsin and his M.B.A. with an emphasis in Finance from the College of St. Thomas. Mr. Moullet also serves on the board of directors of RockSpoon Inc., a privately held company, and formerly served on the board of Cici’s Pizza prior to its acquisition. He is an Advisory Board Member and guest speaker for Cornell University’s School of Hotel Administration and is a member of the University of Wisconsin – Eau Claire Foundation Board and the University of Wisconsin – Eau Claire Real Estate Board.

Mr. Moullet’s qualifications to serve on our Board include his extensive experience in the foodservice industry, including consulting and executive leadership experience, as well as his significant board experience.

James B. Stallings, Jr. has served as a director of Cannae since January 2018. Since 2013, Mr. Stallings has been a Managing Partner of PS27 Ventures, LLC, a private investment fund focused on technology companies. From 2009 until his retirement in January 2013, Mr. Stallings served as General Manager of Global Markets in IBM’s Systems and Technology Group. From 2002 to 2009, Mr. Stallings served in a variety of roles at IBM Corporation, including General Manager, Enterprise Systems, IBM Systems and Technology Group. From 2000 to 2002, Mr. Stallings founded and ran E House, a consumer technology company, and prior to that, Mr. Stallings worked for Physician Sales & Services, Inc., a medical supplier. From 1984 to 1996, Mr. Stallings worked in various capacities for IBM Corporation. Mr. Stallings previously served as director of Trebia Acquisition Corporation (Trebia) until January 2022. Mr. Stallings serves as a director of Fidelity National Information Services (FIS).

Mr. Stallings qualifications to serve on our Board include more than 25 years of experience in the information technology industry, including leadership roles in business management, strategy and innovation, his experience as an entrepreneur and his financial expertise.

Frank P. Willey has served as a director of Cannae since November 2017. He is a partner with the law firm of Hennelly & Grossfeld, LLP and the Vice Chairman of Commercial Bank of California. Mr. Willey served as a director of FNF from 1984 until November 2017 and served as Vice Chairman of the board of directors of FNF until February 2016. Mr. Willey served as President of FNF from January 1995 until March 2000. Mr. Willey served as Executive Vice President and General Counsel of FNF from 1984 through December 1994. Mr. Willey formerly served as a director of ASZ, from April 2021 until December 2022. He formerly served as a director of Pennymac Mortgage Investment Trust through September 2020.

Mr. Willey’s qualifications to serve on our Board include his deep knowledge of our businesses and strategies that he gained while serving as a director of FNF, his experience leading and growing a complex business organization, and his financial literacy and legal expertise.

CLASS III DIRECTORS – TERM EXPIRING 2026
Name	Position with Cannae	Age
Hugh R. Harris	Chairman of the Compensation Committee and Member of the Corporate Governance and Nominating Committee	74

C. Malcolm Holland	Chairman of the Corporate Governance and Nominating Committee	65

Mark D. Linehan	Member of the Audit Committee	62

Hugh R. Harris has served as a director of Cannae since November 2017. Mr. Harris is retired, and formerly served as President, Chief Executive Officer and a director of Lender Processing Services, Inc. (LPS) from October 2011 until January 2014, when it was acquired by FNF. Prior to joining LPS, Mr. Harris had been retired since July 2007. Before his retirement, Mr. Harris served as President of the Financial Services Technology division at FNF from April 2003 until July 2007. Prior to joining FNF, Mr. Harris served in various roles with HomeSide Lending Inc. from 1983 until 2001, including President and Chief Operating Officer and later as Chief Executive Officer. Mr. Harris previously served on the board of directors of AUS and ASZ, from February 2021 through December 2022 and on the board of directors of Foley Trasimene Acquisition Corporation (FTAC), from May 2020 until July 2021.

Mr. Harris’ qualifications to serve on our Board include his leadership of complex businesses at FNF, FIS and LPS, including with respect to corporate strategy, operational oversight, mergers and acquisitions and corporate governance.

C. Malcolm Holland has served as a director of Cannae since November 2017. Mr. Holland founded Veritex Holdings, Inc., where he has served as Chairman of the Board and Chief Executive Officer since 2009, and as Chairman of the Board, Chief Executive Officer and President of Veritex Bank since its inception in 2010. Mr. Holland began his career in 1982 as a credit analyst and commercial lender at First City Bank. In 1984, Mr. Holland joined Capital Bank as a vice president of commercial lending. From 1985 to 1998, Mr. Holland was an organizer and executive vice president of EastPark National Bank, a de novo bank that opened in 1986. EastPark National Bank was acquired by Fidelity Bank of Dallas in 1995, and Mr. Holland served as executive vice president and head of commercial lending for Fidelity Bank of Dallas from 1995 to 1998, when the bank was acquired by Compass Bank. From 1998 to 2000, Mr. Holland served as senior vice president and head of business banking for Compass Bank. Mr. Holland served as President of First Mercantile Bank from 2000 to 2002, when the bank was acquired by Colonial Bank. From 2003 to 2009, Mr. Holland served as Chief Executive Officer for the Texas Region of Colonial Bank. Mr. Holland also served as a director of FTAC II, from August 2020 until March 2021. He is a past president of the Texas Golf Association and served on the Executive Committee of the United States Golf Association from 2013 through 2016. Mr. Holland is an active member and chairman of the business advisory committee of Watermark Community Church. He has served as chairman of the College Golf Fellowship from 2002 to 2013. Mr. Holland received his Bachelor of Business Administration from Southern Methodist University in 1982.

Mr. Holland’s qualifications to serve on our Board include his extensive experience leading and growing complex business organizations, including with respect to corporate strategy and mergers and acquisitions, and his more than 40 years of experience in the banking industry.

Mark D. Linehan has served as a director of Cannae since September 2019. Mr. Linehan has served as President and Chief Executive Officer of Wynmark Company, a private real estate investment and development company, since he founded the company in 1993. Prior to founding Wynmark Company, he served as a Senior Vice President with the Trammell Crow Company in Los Angeles, California. Prior to working for Trammell Crow Company, Mr. Linehan worked for Kenneth Leventhal & Co., a Los Angeles-based public accounting firm specializing in the real estate industry which is now part of Ernst & Young LLP. Mr. Linehan has served on the board of Hudson Pacific Properties, Inc. since 2010. Mr. Linehan previously served as a member of the board of Trebia from 2020 to 2022, FTAC II from 2020 to 2021, AUS and ASZ from February 2021 through December 2022, and previously served on the board of directors of Condor Hospitality Trust, Inc.

Mr. Linehan has a Bachelor of Arts degree in Business Economics from the University of California, Santa Barbara and is a Certified Public Accountant.

Mr. Linehan’s qualifications to serve on our Board include his expertise in accounting matters, his experience in founding and growing Wynmark Company, and his experience as a public company director.

CLASS I DIRECTORS – TERM EXPIRING 2027
Name	Position with Cannae	Age
William P. Foley, II	Chairman of the Board, Chief Executive Officer and Chief Investment Officer	80

Douglas K. Ammerman	Chairman of the Audit Committee	73

Frank R. Martire	Director	77

William P. Foley, II has served as our Chairman, Chief Executive Officer and Chief Investment Officer since February 2024. Mr. Foley previously served as our Executive Chairman from July 2017 until May 2018 and our non-executive Chairman from May 2018 until February 2024. In his capacity as our Chief Executive Officer, Mr. Foley serves as an executive and/or director of Cannae and several of our portfolio companies including those noted below. Mr. Foley participates in the ongoing management of our companies, including Dun & Bradstreet (D&B), Alight and Black Knight Football, to help them to grow and succeed in furtherance of our and our shareholders’ interests. Mr. Foley has served as non-executive Chairman of the board of directors of D&B since February 2019 and as Executive Chairman since February 2022. Mr. Foley has served as non-executive Chairman of the board of directors of FNF since 1984. He previously served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has also served as Executive Chairman of F&G Annuities & Life, Inc. (FG) since November 2022. Mr. Foley has served as a director of Alight since 2021 and previously served as the non-executive Chairman of the board of directors of Alight from April 2021 through February 2025 and on the board of its predecessor, FTAC, from May 2020 until April 2021.

Mr. Foley served as director of System1 from January 2022 until March 2023. From January 2014 until June 2021, Mr. Foley also served as Chairman of the Board of Black Knight and its predecessors, and he served as non-executive Chairman of the board of directors of Paysafe and its predecessor, FTAC II, from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings from April 2016 to June 2020 and as a director of Dayforce from September 2013 to August 2019. Mr. Foley also formerly served as a director of AUS, ASZ, and Trebia, but resigned from those boards in April 2021. Mr. Foley served as the Chairman of Foley Wines, Ltd, a New Zealand company from September 2012 until March 2023 and has served as a director since January 2025. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his Master of Business Administration from Seattle University and his Juris Doctor from the University of Washington.

Mr. Foley also serves on the board of various foundations and charitable organizations.

Mr. Foley provides high-value added services to our Board and has sufficient time to focus on Cannae. His qualifications to serve on our Board include more than 30 years as a director and executive officer of FNF, his long and deep knowledge of our business and industry, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

We believe that Mr. Foley is able to fulfill his roles and devote sufficient time and attention to his duties as our Chairman, Chief Executive Officer and Chief Investment Officer and as a director and/or officer of other companies where we have an interest.

Cannae is a holding company and Mr. Foley is not charged with overseeing the day-to-day operations of Cannae’s various businesses. With his three decades of preeminent operational experience, Mr. Foley has a proven track record of being able to dedicate significant time and attention to the businesses of which he is a part. Mr. Foley has attended 100% of Cannae’s board meetings.

Douglas K. Ammerman has served as a director of Cannae since February 2024. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He also serves as a director of Stantec Inc. since 2011, where he serves as Chairman, as a director of FNF since 2005, as a director of FG since December 2022 and as a director of D&B since February 2019. Mr. Ammerman formerly served on the boards of J. Alexander’s Holdings, Inc. and FTAC.

Mr. Ammerman’s qualifications to serve on our Board include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.

Frank R. Martire has served as a director of Cannae since November 2017 and served as our Lead Independent Director from 2020 to February 2023. Mr. Martire is the founder and Executive Chairman of Bridgeport Partners, a private investment firm with a long-term, value-oriented approach to investing. Mr. Martire is the Chairman of the Board of Directors of Computer Services, Inc., a leading digital core banking provider.

Mr. Martire served as the Executive Chairman of NCR Corporation from May 2018 to May 2023 and as Chairman of J. Alexander’s Holdings, Inc. from September 2015 until May 2019 and Lead Independent Director from May 2019 until it was sold in September 2021. Mr. Martire also served as a director of Trebia and now serves as a director of System1, since January 2022. Mr. Martire served as Chairman of FIS from January 2017 until May 2018, and as Executive Chairman of FIS from January 2015 through December 2016. Mr. Martire served as Chairman of the Board and Chief Executive Officer of FIS from April 2012 until January 2015. Mr. Martire joined FIS as President and Chief Executive Officer after its acquisition of Metavante Corporation (Metavante) in October 2009, where he had served as Chairman of the Board and Chief Executive Officer since January 2003. Mr. Martire served as President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001.

Mr. Martire’s qualifications to serve on our Board include his years of experience in providing technology solutions to the banking industry, particularly his experience with FIS and Metavante, his knowledge of and contacts in the financial services industry, his strong leadership abilities and his experience in driving growth and results in large complex business organizations.

Certain Information About our Executive Officers

The executive officers of the Company as of the date of this Amendment are set forth in the table below, together with biographical information, except for Mr. Foley whose biographical information is included in Amendment under the section titled “Certain Information About our Directors.”

Name	Position with Cannae	Age
William P. Foley II	Chairman, Chief Executive Officer and Chief Investment Officer	80

Ryan R. Caswell	President	42

Bryan D. Coy	Executive Vice President and Chief Financial Officer	55

Peter T. Sadowski	Executive Vice President and Chief Legal Officer	70

Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	63

William P. Foley II has served as our Chairman, Chief Executive Officer and Chief Investment Officer since February 2024. Mr. Foley previously served as our Chairman from July 2017 until May 2018 and our non-executive Chairman from May 2018 until February 2024. See “Certain Information About our Directors” section above for Mr. Foley’s biographical information.

Ryan R. Caswell has served as our President since February 2023. He previously served as Senior Vice President of Corporate Finance from September 2020 to February 2023. February 2023. Mr. Caswell previously served as Senior Vice President of Corporate Finance of AUS and ASZ from January 2021 through December 2022. Mr. Caswell also serves, or has previously served, on the boards of Cannae investments including Watkins, Amerilife, CorroHealth, Black Knight Football entities, System1, and TripleTree Holdings, among others. Prior to joining Cannae, Mr. Caswell was a Managing Director at BofA Securities, Inc. where he worked from 2008 to 2020.

Bryan D. Coy has served as our Chief Financial Officer since July 2020. From July 2020 through January 2023, Mr. Coy served as a Managing Director of the Manager. Mr. Coy previously served as Chief Financial Officer of AUS and ASZ from January 2021 through December 2022, of FTAC from July 2020 through July 2021, and of FTAC II from July 2020 through March 2021. Mr. Coy served as Chief Financial Officer of Black Knight Sports & Entertainment, LLC (the Vegas Golden Knights) from October 2017 to April 2021, and as Chief Financial Officer of Foley Family Wines from 2017 until 2019. Prior to that, Mr. Coy served in senior finance and accounting roles at Interblock Gaming, Aruze Gaming America, Fontainebleau Resorts, Shuffle Master and Sunterra Resorts.

Peter T. Sadowski has served as Executive Vice President, Chief Legal Officer of Cannae since April 2017. Mr. Sadowski has also served as Executive Vice President and Chief Legal Officer of FNF since 2008 and served as Executive Vice President and General Counsel of FNF from 1999 until 2008. Mr. Sadowski is a Trustee of the Folded Flag Foundation, the Vegas Golden Knights Foundation and the Vegas Silver Knights Foundation.

Michael L. Gravelle. Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of Cannae since April 2017. He has served as Executive Vice President and General Counsel of FNF since January 2010 and as Corporate Secretary of FNF since April 2008. Mr. Gravelle joined FNF in 2003, serving as a Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993. Mr. Gravelle has served as Executive Vice President, General Counsel and Corporate Secretary of FG since May 2024. Mr. Gravelle previously served as Executive Vice President and General Counsel of Black Knight and its predecessors from January 2014 until December 2023, where he also served as Corporate Secretary from January 2014 until May 2018. He previously served as General Counsel and Corporate Secretary of AUS and ASZ from January 2021 through December 2022, of FTAC II from July 2020 through March 2021 and of FTAC from March 2020 to July 2021.

Code of Ethics

Our Board has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinforce our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission (SEC) and/or New York Stock Exchange (NYSE) rules. We intend to disclose any such amendment or waiver by posting it on the Corporate Governance Overview page of our website at www.cannaeholdings.com/corporate-governance.

Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Corporate Governance Overview page of our website at www.cannaeholdings.com/corporate-governance.

Related Person Transaction Committee

In 2023, our Board instituted a related person transaction committee (Related Person Transaction Committee) and a related person transaction policy (Related Person Transaction Policy). The functions of the Related Person Transaction Committee include reviewing and approving, if appropriate, transactions that arise under the Company’s Related Person Transaction Policy and conducting an annual review of all related person transactions. Our Related Person Transaction Policy was adopted to address the reporting, review and approval of transactions with related persons.

Our Related Person Transaction Policy applies to any person (each a Related Person) who at any time since the last fiscal year was:

•	a director or nominee for director of the Company;

•	an executive officer of the Company;

•	an immediate family member of the Company’s directors and executive officers;

•	a security holder known by the Company to beneficially own more than five percent of any class of the Company’s voting securities;

•

any firm, corporation or other entity in which a director or executive officer of the Company is a partner, principal, managing member or executive officer, or in which such person has a 50% or greater beneficial ownership interest; or

•	the Manager or any member of the Manager who has a 50% or greater ownership interest in the Manager.

Pursuant to the Related Person Transaction Policy, all transactions exceeding $120,000 in which the Company participates and in which a Related Person has a direct or indirect interest are reviewed by our Related Person Transaction Committee.

Our Related Person Transaction Committee Charter and Related Person Transaction Committee Policy are available for review on the Corporate Governance Overview page of our website at www.cannaeholdings.com/corporate-governance.

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), Mark D. Linehan and Frank P. Willey.

The Board has determined that each of the current audit committee members is financially literate and independent as required by the rules of the SEC and the NYSE and each is an audit committee financial expert, as defined by the rules of the SEC. The Board also reviewed Mr. Ammerman’s service on the audit committee in light of his concurrent service on the audit committees of four other companies. The Board considered Mr. Ammerman’s extensive financial and accounting background and expertise as a former partner of KPMG, his knowledge of our company and understanding of our financial statements as a long-time director and audit committee member, and the fact that Mr. Ammerman is retired from active employment, and determined that Mr. Ammerman’s service on the audit committees of four public companies, including our audit committee, would not impair his ability to effectively serve on our audit committee. Our audit committee reviews its charter annually. The audit committee met four times in 2024.

The primary functions of the audit committee include:

•	Appointing, compensating and overseeing our independent registered public accounting firm;

•	Reviewing and approving the annual audit plan for the Company;

•	Overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	Discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•

Establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	Approving audit and non-audit services provided by our independent registered public accounting firm;

•	Discussing earnings press releases before they are issued and the nature of the financial information provided to analysts and rating agencies;

•

Discussing with management our policies and practices with respect to risk assessment and risk management, enterprise risk, information technology, cybersecurity and sustainability risk oversight, including as it relates to human capital management and health and safety risk;

•

Except to the extent authority has been delegated to the related party transaction committee, reviewing any material transaction between the Company and each of our Chief Financial Officer and Chief Accounting Officer that has been approved by the General Counsel in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our Chief Executive Officer or President, as applicable; and

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

In this compensation discussion and analysis, we provide an overview of our named executive officers’ (named executive officer or NEO) compensation for fiscal year 2024.

In 2024, our named executive officers were:

•	William P. Foley, II, Chief Executive Officer (beginning February 10, 2024)

•	Ryan R. Caswell, President

•	Bryan D. Coy, Chief Financial Officer

•	Peter T. Sadowski, Executive Vice President and Chief Legal Officer

•	Michael L. Gravelle, Executive Vice President, General Counsel and Corporate Secretary

•	Richard N. Massey, Former Chief Executive Officer (until February 10, 2024)

On February 10, 2024, the Board appointed William P. Foley, II to serve as Chairman, Chief Executive Officer and Chief Investment Officer replacing Richard N. Massey.

External Management Transition

The Company, Cannae LLC, and the Manager entered into the Management Services Agreement which became effective September 1, 2019 (as amended), which sets forth the terms and condition of our relationship with our Manager. Our named executive officers Messrs. Massey, Caswell and Foley were members of the Manager during 2024. Mr. Massey resigned from his position with the Manager in February 2024 and Mr. Caswell resigned from his position in July 2024. Since July 2024, Mr. Foley is our only named executive officer that currently remains a member of the Manager. On February 27, 2024, we announced an agreement to wind down the Company’s Management Services Agreement with Trasimene. Effective July 2, 2024, the MSA was amended and restated (the Terminal MSA), principally to provide for the termination of the Management Services Agreement effective June 30, 2027 (the Termination Date).

The Terminal MSA provides that, effective July 2, 2024, Trasimene Capital Management, LLC (Trasimene or the Manager) will receive $7.6 million for each of the following three years (the New Management Fee), which amount is a significant reduction from the $37 million paid for management fees in the trailing twelve months ended June 30, 2024. The Terminal MSA also provides for a $20 million termination fee payable in installments over three years (the Termination Fee), which amount and payment timing are also a significant reduction from the maximum $40 million termination fee under the prior Management Services Agreement.

In the six months ended June 30, 2024, Cannae LLC paid the Manager management fees of $18.2 million equal to 0.3125% quarterly of the Company’s cost of invested capital (as defined in the Management Services Agreement) as of February 26, 2024 (the Original Management Fee, and together with the New Management Fee, Management Fees) and paid $8.8 million of the Termination Fee. In the six months ended December 31, 2024, Cannae paid the Manager $3.8 million for the New Management Fee and no Termination Fee.

Cannae LLC is responsible for paying costs and expenses relating to the Company’s business and operations. Cannae LLC reimburses the Manager for documented expenses of the Manager incurred on the Company’s behalf, including any costs and expenses incurred in connection with the performance of the services under the Management Services Agreement. Cannae did not reimburse the Manager for any such expenses in the year ended December 31, 2024.

As a result of the Terminal MSA, Trasimene will not receive any incremental management fees and will not receive any carried interest on any of the Company’s investments. As a result of the removal of carried interest, our prior Manager Incentive Program established at the onset of the Management Services Agreement was discontinued in 2024 and no payments were made thereunder in the year ended December 31, 2024.

In conjunction with the Terminal MSA and Mr. Foley’s appointment as the Company’s Chief Executive Officer and Chief Investment Officer, the Company began compensating Mr. Foley directly in February 2024.

Pursuant to the Terminal MSA and until the Termination Date, certain non-investment advisory services related to the management of the Company are conducted by the Manager through the authority delegated to it in the Terminal MSA and in accordance with the operational objectives and business plans approved by the Company’s Board. The Company conducts its business through Cannae LLC in accordance with the terms of that certain Amended and Restated Operating Agreement of Cannae LLC by and among Cannae LLC, the Company and the Manager.

EXECUTIVE SUMMARY

Financial Highlights

We are a holding company engaged in actively managing and operating a group of companies, which we are committed to supporting for the long-term. From time to time, we also seek to take meaningful majority and minority equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. Our strategy for the Company is to continue to manage and operate the diversified businesses within our group of companies to create long-term growth for those businesses in order to maximize the value of those businesses for our shareholders, and to pursue similar strategies and objectives when taking significant ownership stakes in new businesses.

Our goal is to acquire majority or minority interests in quality companies that are well-positioned in their respective industries, run by best-in-class management teams in industries that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry leading companies in our active interaction with management of acquired companies, directly or through our Board. This approach allows us to have a meaningful role in the operation of our acquired companies, through which we seek to help drive the success of those companies and ultimately provide value for our shareholders.

Our executive management team have a proven track record of identification and management of businesses. Their breadth of knowledge of capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure ownership interests to maximize the value of our active engagement in the operation of those companies, and to create value and ultimately return the value created to shareholders.

By implementing this approach of generating shareholder value through our active involvement with our acquired companies, over the nine years ended December 31, 2024, Mr. Foley and our executive management team have created approximately $3.3 billion in realized value for Cannae and its predecessor’s shareholders as summarized in the following table.

Cannae Significant Monetization and Value Creation Milestones (in millions)
Initial Acquisition	Disposition Timing	Company[1]	Disposition Method	Cash or Other Value Received at Disposition ($)	Original Investment – Cost ($)	Realized Value in Excess (Deficit) of Cost ($)
November 2007	Nov. 2018 - Sept. 2024	Dayforce[2]	Sale	2,446.6	547.9	1,898.7
June 2020	Sept. 2022 - Nov. 2024	Paysafe	Partial Sale	61.6	391.6	(330.0)
March 2020	September 2022	Amerilife	Partial Sale	242.5	90.3	152.2
February 2019	June 2021 - Mar. 2024	Dun & Bradstreet	Partial Sale	437.8	465.8	(28.0)
June 2020	December 2024	Alight	Partial Sale	89.1	112.5	(23.4)
September 2020	February 2022	Optimal Blue[3]	Sale	578.0	289.0	289.0
December 2019	Oct. 2020 - Feb. 2021	CoreLogic	Sale	481.7	292.1	189.6
December 2012	June 2017	One Digital	Sale	560.0	101.0	459.0
November 2007	2015 - 2016	Comdata / Fleetcor	Sale	386.5	—	386.5
September 2012	September 2015	J. Alexander’s	Spin-off to shareholders	128.0	79.0	49.0
December 2007	January 2015	Remy	Spin-off to shareholders	332.0	83.8	248.2
Various	Various	Other[7]	Various	302.5	318.3	(15.8)

Total				6,046.3		3,275.0

1.	Refer to Cannae’s Annual Reports on Form 10-K covering the periods indicated for further information on each acquisition and subsequent value realization.
2.

Cost for Dayforce represents gross initial cost without factoring in historical distributions of Lifeworks Corporation Ltd. (Lifeworks) and FleetCor Technologies (Fleetcor). Lifeworks and FleetCor were acquired as distributions through our ownership in Dayforce with no additional cash outlay by the Company.

3.	Black Knight acquired Cannae’s 20% interest in Optimal Blue for $144.5 million in cash and 21.8 million shares of DNB stock on February 15, 2022.
4.	Represents Cannae and its predecessor’s cash proceeds from Dayforce’s sale of Comdata Inc. (Comdata) to FleetCor and subsequent sales of FleetCor stock.
5.	Based on $9.73 closing price per J. Alexander’s Holdings, Inc. share at spin-off on September 29, 2015.
6.	Based on $19.98 closing price per Remy International, Inc. (Remy) share at spin-off on January 2, 2015. Remy was later acquired by BorgWarner Inc. on November 10, 2015 for $29.50 per share.
7.	Primarily attributable to Lifeworks sale in 2018, Triple Tree and Colt in 2021, and distributions from CSI in 2023.

The following is a summary of the significant 2024 monetization events.

Dayforce. On November 9, 2007, FNF as Cannae’s predecessor, along with a partner, acquired Dayforce (formerly known as Ceridian HCM Holdings, Inc.) in a transaction valued at $5.3 billion.

Cannae’s predecessor contributed $0.5 billion of the total $1.6 billion equity funding for the acquisition. Over the next ten plus years, largely through Mr. Foley’s significant investments of time and efforts on behalf of Cannae and its predecessors and as a long-term director of Dayforce, Dayforce was transformed from a legacy mainframe business model to a modern cloud-based software-as-a-service business model. This hard work was rewarded on April 30, 2018, when Dayforce closed an initial public offering (IPO) of its common stock. Based on the three-day volume weighted average of Dayforce’s post-IPO closing stock prices of $29.90, our approximately 37 million share interest in Dayforce was worth approximately $1.1 billion at the time of the IPO, representing an increase in the value of our Dayforce interest of approximately $670.5 million (excluding gains related to certain Dayforce shares acquired through a private placement).

We retained the majority of our interest in Dayforce immediately following its IPO, and the value of our interest has increased substantially since the IPO, and as previously discussed, from 2018 through 2024 we have completed several secondary public offerings and sales of Dayforce shares.

During the year ended December 31, 2024, we completed the Dayforce Share Sales. In connection with the Dayforce Share Sales, we received aggregate proceeds of $264.0 million.

Over the life of our investment in Dayforce, Cannae and its predecessors realized over $2.8 billion of proceeds (including distributions and sales of stock of FleetCor and Comdata) representing a $2.3 billion return in excess of our original investment.

Dun & Bradstreet. During the year ended December 31, 2024, we sold 10 million shares of DNB for proceeds of $100.1 million.

Paysafe. During the year ended December 31, 2024, we sold 0.9 million shares of Paysafe for proceeds of $16.0 million and harvested $19 million of tax savings on the sale.

Alight. During the year ended December 31, 2024, we completed the sale of 12 million shares of common stock of Alight for proceeds of $89 million and harvested $7 million of tax savings on the sale.

Our Compensation Programs are Driven by Our Business Objectives

Our compensation committee believes in a pay-for-performance compensation model that rewards our executives for the value created at our companies and returned to shareholders and incentivizes them to continue to seek to identify companies and strategic assets with attractive value propositions and structure and to operate businesses to maximize their value. At the same time, our compensation committee believes it is important to disincentivize our executives from taking unnecessary risks. The compensation committee believes that our compensation programs are structured to foster these goals. Our compensation committee takes great care to develop and refine an executive compensation program that recognizes its stewardship responsibility to our shareholders while ensuring that our talent supports a culture of growth, innovation and performance without taking undue risk.

For 2024, our executive compensation approach was designed with the following goals:

•

Sound Program Design. We designed our compensation programs to fit with our company, our strategy and our culture. In light of our business model, and the unpredictable and often extended periods over which we hold our businesses, traditional annual cash incentives tied to financial performance metrics and performance-based vesting provisions in equity incentive awards with fixed, one to three-year performance periods would generally not provide the incentives needed to achieve our business objectives and maximize returns to our shareholders. We aim to deliver a sound compensation program, reflecting our business model and goal of achieving superior financial performance and maximizing the value of our businesses.

•

Pay for Performance. Our Investment Success Incentive Program (ISIP) was designed to help us maximize our return on our investment in Dayforce by aligning our named executive officers’ long-term incentive compensation with the returns related to Dayforce that inure to the benefits of our shareholders. As discussed in the financial highlights above, we generated significant returns on our investment in Dayforce. The ISIP ended in 2024 following the sale of our remaining interest in Dayforce. In 2024 following the termination of the ISIP, we began paying annual cash bonuses to members of management who achieved superior performance for our shareholders. The compensation committee considered the performance of the Company and its investments as well as our executives total compensation relative to peer companies in determining the amounts of such bonuses. We believe our compensation programs provided optimal incentives for management to generate returns as highlighted by our superior returns on our investment in Dayforce.

•	Competitiveness. Total compensation is intended to be competitive in order to attract, motivate and retain highly qualified and effective executives who can build shareholder value over the long-term.

•	Shareholder Alignment and Risk Assumption. We place a strong emphasis on delivering long- term results for our shareholders and discourage excessive risk-taking by our executive officers.

We believe it is important to deliver strong results for our shareholders, and we believe our practice of linking compensation with corporate performance will help us to accomplish that goal.

2024 Performance-Based Payments

In 2024, Cannae achieved significant liquidity events relating to Dayforce, selling 4 million shares for aggregate cash proceeds of $264 million and realized value in excess of the cost, for ISIP purposes, of approximately $145.7 million. Consistent with our pay-for-performance compensation philosophy and the significant returns generated over the life of our investment in Dayforce, pursuant to our ISIP we made cash payments under the ISIP to our named executive officers Mr. Foley and Mr. Gravelle in 2024. The total ISIP pool available to management was equal to an aggregate of 10% of the increase in value of the monetized portion of our Dayforce holdings over such portion’s value at the time of Dayforce’s IPO. Our other named executive officers joined the Company after the Company’s realization of the benefits of the increase in value of investment in Dayforce and did not participate in the ISIP program. Our former parent company, FNF, held an interest in Dayforce since 2007 without any payments made to Mr. Foley or our executive officers during the course of the investment until subsequent to Dayforce’s IPO in April 2018. Our compensation committee believes it is important to make these payments to Mr. Gravelle and Mr. Foley in recognition of their significant investments of time and efforts, particularly as employees of FNF (prior to the Company’s split-off from FNF in 2017) and Cannae and, in Mr. Foley’s case, as a director of and advisor to Dayforce over more than ten years culminating in the Dayforce IPO and transformation of Dayforce into a successful public company. We believe this approach to compensating our executives and Mr. Foley, who were involved in and impacted the Dayforce transformation, encourages our executives and Mr. Foley to continue to take a long-term view of their roles in managing our companies in order to maximize value for our shareholders. We believe that the preservation of our original interest and the superior gains recognized in the Dayforce IPO and subsequent partial sales would not have occurred but for the strategic vision, leadership and the investment of time and effort by our management team and Mr. Foley in particular. See “Executive Compensation” for additional information on Mr. Foley’s contribution to the success of Dayforce and the rationale behind his participation in the ISIP, and see the section titled “The Investment Success Incentive Program” for further discussion of the ISIP.

Following the closing of the ISIP, we began a bonus program for our named executive officers in 2024. The compensation committee considered the performance of the Company and its investments as well as our executives total compensation relative to peer companies in determining the amounts of such bonuses. The Company has made significant progress on our strategic initiatives since the appointment of Mr. Foley as Chairman, Chief Executive Officer and Chief Investment Officer in February 2024, which the Compensation Committee considered in determining bonus payouts for 2024.

In 2024, our named executive officers Messrs. Caswell, Foley and Massey each had an interest in the management fees paid to the Manager for the period in which they held positions as members and equity holders of the Manager; however, the Manager is not obligated to pay any portion of such fees to any of our named executive officers for their services to Cannae or otherwise. Mr. Massey resigned from his role at the Manager in February 2024 and Mr. Caswell resigned from his position with the Manager effective July 2024.

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

THINGS WE DO		THINGS WE DON’T DO
✓	Retain an independent compensation consultant that reports solely to our compensation committee and does not provide our compensation committee services other than executive compensation consulting	X	Have supermajority voting provisions in our Certificate of Incorporation

✓	Maintain robust stock ownership requirements	X	Provide tax gross ups or reimbursement of taxes

✓	Maintain a clawback policy for incentive-based compensation, in compliance with NYSE listing standards	X	Allow hedging and pledging transactions by our employees, executives or directors as applicable involving our securities without approval by the board

✓	Limit perquisites	X	Provide our executives with modified single-trigger severance arrangements – which provide severance upon a voluntary termination of employment following a change in control

✓	Undertake an annual review of compensation risk

✓	Require that any dividends or dividend equivalents on equity awards are subject to the same underlying vesting requirements applicable to the awards – that is, no payment of dividends or dividend equivalents are made unless and until the award vests

✓	Have transparent executive compensation disclosures in our annual proxy statements

✓	A policy that annual grants of restricted stock will utilize a vesting schedule of not less than three years

2024 Shareholder Engagement and Response

At our 2024 annual meeting of shareholders, we held a non-binding advisory vote, also called the Say-on-Pay Vote, on the compensation of our named executive officers as disclosed in the 2024 proxy statement. A majority of our shareholders approved our Say-on-Pay Proposal, with 85.8% of the votes cast in favor of the proposal. We regularly engage with our top shareholders to communicate with them our strategy, governance and executive compensation. We also review written comments from proxy advisory firms, advice from our independent compensation consultant and other consultants, and consider market practices at peer companies.

We are committed to hearing and responding to the views of our shareholders. We regularly reach out to our top shareholders other than index funds and we hold meetings with our investors who express an interest in engaging with us where we discuss a variety of topics, including our corporate governance and executive compensation matters. We report on and discuss our investor meetings with our Board or Board committees, as applicable.

We also engaged with numerous shareholders on various actions we took in 2024. Our Board values the input of our shareholders and considers our shareholders’ feedback as a regular part of board discussions.

OVERVIEW OF OUR COMPENSATION PROGRAMS

Principal Components of Compensation

We link a significant portion of our named executive officer’s total compensation to the performance of our investments and our common stock. The following chart illustrates the principal elements of the named executive officer compensation program paid by Cannae in 2024:

Category of Compensation	Type of Compensation	Purpose of the Compensation
Cash Compensation	Salary	For our executives who receive a base salary, it is intended to provide a level of assured, regularly paid, cash compensation.

Business Specific Incentives (limited to Dayforce)	Investment Success Incentive Program (ISIP)	Our compensation program is focused on the performance of our businesses. The purpose of the program was to retain and incentivize executives to identify and execute on monetization and liquidity opportunities that will maximize returns on our holdings of Dayforce.

Long-term Equity Incentives	Time-based Restricted Stock	Time-based restricted stock helps to tie our named executive officers’ long-term financial interests to the long-term financial interests of our shareholders, as well as to retain key executives through a three-year vesting period and maintain a market competitive position for total compensation.

Bonus	Cash Bonus Program	Our short-term cash bonuses are designed to incentivize and reward employees for annual performance. Short-term cash awards provide cash bonus compensation consistent with peer companies and are designed to help attract and retain employees.

Our compensation committee determines the appropriate value of each component of our executives’ compensation after considering each named executive officer’s level of responsibility, the individual skills, experience and potential contribution of each executive, and the ability of each executive to impact company-wide performance and create long-term value. Beginning in September 2019, we limited the ISIP to only Dayforce. In 2024, we sold our remaining holdings of Dayforce and made our final payments under the ISIP.

In 2024, our named executive officers Messrs. Massey, Caswell, and Foley, as members and equity holders of the Manager, had an interest in the Management Fees paid to the Manager for the period in which they held their roles at the Manager. Messrs. Massey and Caswell resigned from their positions with the Manager effective February 2024 and July 2024, respectively.

Allocation of Total Compensation for 2024

The following table shows the average allocation of 2024 total compensation reported in the Summary Compensation Table paid by Cannae among the components of our compensation programs for Messrs. Foley, Caswell, Sadowski, Coy, Gravelle and Massey:

	Salary	ISIP	Equity Awards	Bonus	Other Compensation	Total Compensation from Cannae	Performance- Based Compensation	Equity and Performance- Based Compensation
William P. Foley	2%	28%	57%	12%	1%	100%	28%	85%
Ryan R. Caswell	11%	—%	79%	10%	—%	100%	—%	79%
Peter T. Sadowski	4%	—%	96%	—%	—%	100%	—%	96%
Bryan D. Coy	38%	—%	57%	4%	1%	100%	—%	57%
Michael L. Gravelle	17%	52%	19%	12%	—%	100%	52%	71%
Richard N. Massey	—%	—%	—%	—%	100%	100%	—%	—%

Our compensation committee believes a significant portion of an executive officer’s compensation should be allocated to compensation that effectively aligns the interests of our executives with the long-term interests of our shareholders. Accordingly, the committee has allocated a majority of the compensation of our continuing named executive officers to long term restricted stock awards tied to the value of the common stock of the Company and performance-based compensation under the ISIP.

Executive Compensation Paid By our Manager in 2024

As discussed above, in 2024, our named executive officers Messrs. Foley, Massey, and Caswell, were members and equity holders of the Manager and each of them had an interest in the fees paid to the Manager and received cash distributions from our Manager periodically at its discretion for the period in which they held positions at the Manager. Messrs. Massey and Caswell resigned from their roles at the Manager effective February 2024 and July 2024, respectively. Messrs. Sadowski, Coy and Gravelle are not members of the Manager.

Our Manager is not obligated to pay or allocate any portion of the Management Fee or Termination Fee to any of our named executive officers for their services to Cannae or otherwise. The Management Services Agreement does not require any of our named executive officers to dedicate a specific amount of time to fulfilling our Manager’s obligations to us under the Management Services Agreement and does not require a specified amount or percentage of the fees paid to the Manager to be allocated to our named executive officers. Although certain of our executive officers are members and equity holders of the Manager and have an interest in the fees paid to the Manager through the Management Fee and the Termination Fee and may receive cash distributions from our Manager periodically at its discretion, our Manager does not compensate any of such named executive officers specifically for their services to Cannae, and these individuals also provide other services to the Manager. The amount of distributions by the Manager to our named executive officers who have an interest in the Manager is derived by the Manager and is not within our control.

Compensation Information from Our Manager; Fixed and Variable Compensation. Our Manager has provided us with certain information to help to put into context the amounts paid or distributed to our named executive officers, as applicable, in 2024 by our Manager in relation to the Management Fee and the Termination Fee.

Our Manager estimates the total amount paid or distributed by our Manager to our named executive officers who are members of the Manager that was reasonably associated with their support of Cannae was $31.6 million associated with fees earned from Cannae in the period from January 1, 2024 through July 2, 2024, the date of the commencement of the Terminal MSA, and $1.2 million associated with fees earned from Cannae in the period from July 3, 2024 to December 31, 2024. Such amounts represented 82% of the aggregate of the Management Fees and Termination Fee paid to our Manager in 2024. Of the total compensation paid to such named executive officers by our Manager in 2024 that was reasonably associated with their support of Cannae, 99% was considered variable pay from the Manager associated with performance of the named executive officers.

Analysis of Compensation Components

Base Salary

Base salaries reflect the fixed component of the compensation for a named executive officer’s ongoing contribution to the operating performance of our companies and his area of responsibility. For our named executive officers who receive base salaries, the salaries are intended to provide them with a level of assured, regularly paid cash compensation. Our compensation committee reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by our compensation consultant, Mercer, as well as a number of qualitative factors, including the named executive officer’s experience, knowledge, skills, level of responsibility and performance.

For 2024, our named executive officers received the following amounts in base salaries: Mr. Foley $826,923, Mr. Caswell $884,615, Mr. Coy $700,000, Mr. Sadowski $30,000, Mr. Gravelle $225,231. Mr. Massey was not paid a base salary in 2024.

The Investment Success Incentive Program

The Cannae Investment Success Incentive Program (ISIP) is a performance-based cash incentive program designed to drive extraordinary performance by aligning a portion of management’s compensation with the success of Dayforce. Our named executive officers Messrs. Foley and Gravelle participate in our ISIP. Under the program, which was established in 2018 to reward their contributions to the success of, and continued support to, the management of Dayforce, amounts are earned upon liquidity events associated with our holdings of Dayforce, which may include events such as an IPO of the company’s shares, sales of the company’s securities or assets, recapitalizations in connection with which extraordinary dividends exceeding Cannae’s investment are returned, and other transactions or events in connection with which return on the investment can be objectively determined. For awards under this program, return is determined relative to the value of our investment in Dayforce at the time of its IPO in 2018, which was $1.1 billion and to which Messrs. Foley and Gravelle contributed. If the amount of cash or value of property received in the liquidity event is determined to constitute a positive return on our investment, 10% of any incremental value is contributed to an incentive pool and payments are made to participants based on their allocated percentages of the pool. The allocation of the final incentive pool amount to each participant is determined by the compensation committee at the time of payment of any award paid under the program. The compensation committee may exercise discretion to payout awards under the ISIP, including to make pay outs in cash or stock of Cannae, or a combination of both, and has the right to apply negative discretion to reduce or eliminate a participant’s payment under the ISIP. To be entitled to receive a payment under the program, participants must remain employed by or be serving on the board of directors of Cannae or a subsidiary through the date of payment. In setting the value of our interest in Dayforce for purposes of the program, the compensation committee used the post-IPO value of our Dayforce interest to ensure that any payments under the ISIP would only be paid with respect to new gains on that interest.

All amounts payable under the ISIP are subject to our clawback policy, which is described below. The ISIP gives our compensation committee discretion to reduce or eliminate amounts that otherwise would be earned under the program’s incentive formula.

The ISIP only includes returns relating to our investment in Dayforce. Messrs. Massey, Caswell, Coy and Sadowski did not participate in the ISIP. Following the Company’s sale of its remaining holdings of Dayforce in 2024, the ISIP has been terminated.

Dayforce Share Sales

In 2024, we completed the Dayforce Share Sales resulting in proceeds of $264.0 million. For purposes of the ISIP, the Dayforce Share Sales resulted in an aggregate post-IPO return on our investment of $145.7 million. Of this amount, 10%, or $14.6 million, was allocated to the incentive pool and payments were made to participants based on their allocated percentages of the pool. Messrs. Foley and Gravelle were allocated a portion of the incentive pool. Messrs. Caswell, Sadowski, Coy and Massey did not participate in the ISIP.

In recognition of Mr. Foley’s significant investment of time and efforts over more than ten years in completing the Dayforce IPO and transforming Dayforce into a successful public company, Mr. Foley’s percentage is 72.39% for the Dayforce Share Sales. Mr. Foley served on Dayforce’s board of directors since our former parent company, FNF, acquired Dayforce in 2007. Mr. Foley continued to serve on the Dayforce board of directors through the completion of Dayforce’s initial public offering in April 2018 until August 1, 2019 when he stepped off the Dayforce board. Mr. Foley’s leadership was instrumental in transforming Dayforce into a public company and guiding Dayforce’s strategic direction. For the first 11 years, Mr. Foley received no compensation from FNF or Cannae for his services benefiting Dayforce. The Dayforce Share Sales represent more than a decade of time and contribution to Dayforce. We believe that the preservation of our original investment and the superior gains recognized in the Dayforce IPO and Dayforce Share Sales would not have occurred but for Mr. Foley’s strategic vision and leadership. We believe our investors understand the value of Mr. Foley’s strategic vision and leadership as none of our investors questioned his director compensation during our regular and ongoing shareholder engagement efforts.

The following table shows the payments made to our named executive officers in connection with the Dayforce Share Sales.

Name	Percentage of Pool for Dayforce Share Sales	Total Value of Incentive Paid
William P. Foley	72.39%	$10,546,705
Michael L. Gravelle	4.56%	$663,779

Long-Term Equity Incentives

In 2024 and 2023, we granted time-based restricted stock under our omnibus incentive plan to our named executive officers that vest over a three-year period. We do not attempt to time the granting of awards to any internal or external events. Our general practice is for our compensation committee to grant equity awards to directors and employees during the first quarter of each year. We also may grant awards in connection with significant new hires, promotions or changes in duties.

Our compensation committee’s determinations are not formulaic; rather, in the context of competitive market compensation data and our stated pay philosophy, our compensation committee determines the share amounts on a subjective basis in its discretion after considering the advice of our compensation consultant and award amounts may differ among individual executive officers in any given year.

Pursuant to the terms of Mr. Foley’s employment agreement, he received an initial grant of a time-based equity incentive of award in the form of 1,000,000 restricted stock units which vest as follows: 400,000 units on July 2, 2024, 400,000 units on July 2, 2025 and 200,000 units on July 2, 2026 (the 2024 Award). The 2024 Award was made in conjunction with the termination of the Management Services Agreement with our Manager and the appointment of Mr. Foley as the new Chief Executive Officer and Chief Investment Officer in February 2024. The compensation committee and Related Person Transaction Committee considered the significant value Mr. Foley provides to Cannae and the significant expected savings to Cannae from the reduced fees under the Terminal MSA in determining the size of, and approving, the 2024 Award. Cannae expects that the changes resulting from the Terminal MSA and the 2024 Award will be marginally accretive to the Company’s Net Asset Value, or NAV Per Share.

Furthermore, the compensation committee determined that a grant of restricted stock units with a multi-year time-based service requirement was important to incentivize the retention of Mr. Foley considering the transition of our former Chief Executive Officer, Mr. Massey. The compensation committee considered whether to include performance vesting conditions in the 2024 Award, however, as a holding company with a focus on the strength of our balance sheet and the individual operations of our various consolidated and unconsolidated businesses, it determined there were no clear metrics that align with the unique structure of the Company.

On February 28, 2024, Mr. Caswell received a restricted stock award of 138,889 shares of Cannae stock, which vest one-third on each of the anniversaries of the date of grant.

Pursuant to the terms of Mr. Caswell’s employment agreement and also in conjunction with the termination of the Management Services Agreement with our Manager, he received an initial grant of a time-based equity incentive of award in the form of 150,000 restricted stock units which vest one-third on each of the anniversaries of the date of grant.

On February 28, 2024, Mr. Sadowski received a restricted stock award of 34,723 shares of Cannae stock, which vest one-third on each of the anniversaries of the date of grant. On February 28, 2024, Mr. Coy received a restricted stock award of 48,612 shares of Cannae stock, which vest one-third on each of the anniversaries of the date of grant. On March 19, 2024, Mr. Gravelle received a restricted stock award of 11,292 shares of Cannae stock which vest one-third on each of the anniversaries of the date of grant.

Generally, the restricted stock awards granted in 2024 vest over three years so long as the executive remains employed by the Company. We believe time-based restricted stock provides strong alignment between our executives and shareholders as it aligns the value of our named executive officers’ compensation with shareholder return and provides strong incentive to retain key executives.

Bonus Program

Following the termination of our ISIP in 2024, we began awarding annual cash bonuses to our named executive officers based upon the Compensation Committee’s assessment of their performance and the performance of the Company. In light of our business model, and the unpredictable and often extended periods over which we hold our businesses, traditional annual cash incentives tied to financial performance metrics would generally not provide the incentives needed to achieve our business objectives and maximize returns to our shareholders. We utilize short-term bonuses to ensure we provide competitive total compensation to our executives that is in line with our competitors. As discussed above under the header “Financial Highlights,” the Company has made significant progress on its initiatives since Mr. Foley became Chief Executive Officer and Chief Investment Officer in February 2024. Our discretionary cash bonuses were designed to reward the performance of our named executive officers for their significant achievements.

Benefit Plans

401(k) Plan. We sponsor a defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. The plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to statutory limits, which were generally $23,000 in 2024.

Other. Cannae provides compensation and broad-based retirement and health and welfare benefit plans in which our named executive officers and other executives and employees were entitled to participate in 2024. We did not provide pensions, deferred compensation plans, supplemental executive retirement plans or other employee benefits to our named executive officers in 2024.

Employment Agreements and Post-Termination Compensation and Benefits

In 2024, we entered into employment agreements with Messrs. Foley, Caswell and Gravelle, and on March 17, 2025, we entered into an agreement with Mr. Sadowski. These agreements provide us and the executives with certain rights and obligations during and following a termination of employment, and in some instances, following a change in control. On March 17, 2025, we also entered into an amended and restated employment agreement with Mr. Foley.

We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. For a discussion of the material terms of the agreements, see the narrative following “Grants of Plan-Based Awards,” “Potential Payments Upon Termination or Change in Control” and “Employment Agreements” below.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our omnibus incentive plan and the ISIP and approving individual grants and awards under those plans for our executive officers.

Beginning in November 2017, our compensation committee engaged Mercer, an independent compensation consultant, to conduct a review of our compensation programs for our named executive officers and other key executives and our board. Mercer was selected, and its fees and terms of engagement were approved, by our compensation committee. Mercer reported directly to the compensation committee, received compensation only for services related to executive compensation issues and neither it nor any affiliated company provided any other services to us. On February 15, 2024, the compensation committee reviewed the independence of Mercer in accordance with the rules of the NYSE regarding the independence of consultants to the compensation committee and affirmed Mercer’s independence and that no conflicts of interest existed. Mercer also assists our compensation committee in its annual review of a compensation risk assessment.

The Chairman of our compensation committee and our Chief Executive Officer participated in the 2024 executive compensation process by making recommendations with respect to our named executive officers’ base salaries, equity-based incentive compensation awards, and allocations of the Dayforce ISIP award pool. In addition, Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and Mercer in preparing the committee’s meeting agendas and, at the direction of the committee, assisted Mercer in gathering our financial information and information on our executives’ existing compensation arrangements for inclusion in Mercer’s reports to our compensation committee. Our executive officers, including our Chief Executive Officer, do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of Mercer and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any compensation recommendations.

Establishing Executive Compensation Levels

We operate in a highly competitive industry and compete with our peers and in other talent markets to attract and retain highly skilled executives within that industry. To attract and retain talented executives with the leadership abilities and skills necessary for building long-term value, motivate our executives to perform at a high level and reward outstanding achievement, our executives’ compensation levels are set at levels that our compensation committee believes to be competitive in our market.

Our compensation committee considered a number of important qualitative and quantitative factors in setting executive compensation including:

•	The named executive officer’s experience, knowledge, skills, level of responsibility and potential to influence company performance;

•	The business environment and our business objectives and strategy;

•

The named executive officer’s ability to impact the Company’s achievement of the goals for which the compensation program was designed, including achieving the Company’s long- term financial goals and increasing shareholder value;

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

To assist our compensation committee, Mercer conducts marketplace reviews of the compensation we pay to our executive officers. It gathers marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, pay mix and other key statistics. The marketplace review is also instructive to our use of an external manager. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all of the factors described above.

For 2024, Mercer assessed companies of similar size and industry focus to Cannae and recommended changes to Cannae’s peer group from the peer group used for their assessment in 2023 to better align the peer group with the Company’s transition away from an external management to internal management structure. The peer group consisting of similarly structured companies was based on a total asset range of 0.2 to 2.2 times the total assets for Cannae (which at the time was estimated to be approximately $2.2 billion).

Data disclosed by those peer companies is helpful to the compensation committee when reviewing our executive compensation. The 2024 Cannae peer groups consisted of:

Main Street Capital	Compass Diversified

StepStone Group	Hercules Capital

Federated Homes	Capital Southwest

Artisan Partners Asset Management	Trinity Capital

Hamilton Lane	Bridge Investment Group

GCM Grosvenor

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Our Named Executive Officers Have Significant Ownership Stakes

Our named executive officers and our Board maintain significant long-term investments in our company. Collectively, as reported in the table “Security Ownership of Management and Directors,” they beneficially own an aggregate of 7,103,047 shares of our common stock, which in total is equal to 11.3% of our outstanding shares as of April 25, 2025 entitled to vote. The fact that our executives and directors hold such a large investment in our shares is part of our company culture and our director compensation philosophy. Management’s sizeable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

We maintain formal stock ownership guidelines for all corporate officers, including our named executive officers and members of our Board. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and, thereby, align a significant portion of their own economic interests with those of our shareholders.

The guidelines call for the executive to reach the ownership multiple within five years. Shares of restricted stock count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregated Value
Chairman	7 x annual cash retainer

CEO	3 x base salary

Officers	2 x base salary

Members of the Board	5 x annual cash retainer

Each of our named executive officers and our non-employee directors (except for Messrs. Linehan, and Moullet) meets or significantly exceeds these stock ownership guidelines. Pursuant to our stock ownership guidelines, these executives and officers have five years from their appointment to meet the ownership level listed above. Messrs. Moullet and Linehan were appointed as directors in February 2021 and September 2019, respectively. The Company did not grant equity awards to its directors in 2023 due to blackout restrictions in place at the time we would typically make such awards during the fourth quarter and expects Messrs. Moullet and Linehan’s ownership to exceed the thresholds in 2026. Our Chairman, Chief Executive Officer and Chief Investment Officer, Mr. Foley, holds shares equal to 7.6% of our common stock as of April 25, 2025.

The ownership levels of our directors and executive officers are shown in the “Security Ownership of Management and Directors” table in Item 12.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our shareholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from taking any of the following actions without obtaining approval from our board of directors: engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding Company securities in margin accounts or pledging them as collateral for loans.

Clawback Policy

Our compensation committee maintains a clawback policy that complies with the NYSE listing rules regarding recoupment of incentive compensation which became effective in 2023. The policy requires that we recover incentive-based compensation when (i) a material noncompliance with financial reporting requirements includes any required accounting restatement to correct an error in previously issued financial statements (excluding restatements resulting from a change in accounting rules) and (ii) incentive-based compensation includes any compensation granted, earned or vested which is based solely or in part upon the attainment of a financial reporting measure, stock price or total shareholder return. No clawbacks were made in 2024.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. While our compensation committee considers the deductibility of compensation as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes.

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share-based payments in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under GAAP.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

THE COMPENSATION COMMITTEE

Hugh R. Harris (Chairman)

Erika Meinhardt

EXECUTIVE COMPENSATION

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers for the three years ended December 31, 2024, as well as Mr. Massey, who served as our principal executive officer until February 2024 (together, our named executive officers). Our Chairman, Mr. Foley, became our Chief Executive Officer and Chief Investment Officer in February 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Non-Equity Incentive Plan Compensation ($)[3]	All Other Compensation ($)[4]	Total ($)
William P. Foley II, Chairman of the Board, Chief Executive Officer and Chief Investment Officer	2024	826,923	4,732,200	21,600,000	10,546,705	348,934	38,054,762
Ryan R. Caswell, President	2024	884,615	750,000	6,240,002	—	13,800	7,888,417
	2023	224,588	—	2,999,992	—	8,984	3,233,564
Bryan D. Coy, Chief Financial Officer	2024	700,000	75,000	1,050,019	—	13,800	1,838,819
	2023	628,846	—	1,050,003	—	13,200	1,692,049
	2022	175,001	—	—	—	7,000	182,001
Peter T. Sadowski, Executive Vice President and Chief Legal Officer	2024	30,000	—	750,017	—	1,108	781,125
	2023	30,000	—	602,400	—	1,200	633,600
Michael L. Gravelle, Executive Vice President, General Counsel and Corporate Secretary	2024	225,231	148,000	250,005	663,779	960	1,287,975
	2023	100,000	—	—	389,833	—	489,833
	2022	313,462	—	—	762,748	—	1,076,210
Richard N. Massey, Former Chief Executive Officer (until February 2024)	2024	—	—	—	—	2,000,000	2,000,000
	2023	1	—	—	—	—	1
	2022	1	—	—	—	—	1

1.	Reflects annual cash bonus.

2.

Represents the grant date fair value of time-based restricted stock awards and units granted to named executive officers, computed in accordance with ASC Topic 718, excluding forfeiture assumptions. For Mr. Foley includes one million restricted stock units granted on February 28, 2024, which restricted stock units vest as follows: 400,000 on July 2, 2024, 400,000 on July 2, 2025, and 200,000 on July 2, 2026. See narrative to Grants of Plan-Based Awards Table below.

3.	Reflects payouts pursuant to the Dayforce Share Sales under the ISIP.

4.

All Other Compensation for Mr. Caswell, Mr. Coy and Mr. Sadowski represents matching contributions under our 401(k) plan and payment of accrued dividends upon vesting of restricted stock awards. All other compensation for Mr. Foley represents aircraft usage cost and payment of accrued dividends upon vesting of restricted stock awards. All other compensation for Mr. Massey includes consulting fees paid in 2024.

5.	Reflects compensation for the full year ended December 31, 2024.

2025 Chief Executive Officer and President Compensation

The tables above reflect all compensation to our management team for the year ended December 31, 2024, which includes approximately $32 million of one-time compensation to Messrs. Foley and Caswell associated with our transition from an external to an internal management structure and performance-based compensation under the ISIP, which terminated in 2024 with the Company’s exit from Dayforce. Based on current employment agreements for Mr. Foley and Mr. Caswell and the timing of this filing, we expect to pay them total target compensation of approximately $13 million for the year ending December 31, 2025, which represents an aggregate reduction in employee compensation of $33 million, or 72%, compared to their 2024 total compensation.

Grants of Plan-Based Awards

The following tables set forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2024. One-third (1/3) of the awards granted to Messrs. Caswell, Coy, Sadowski and Gravelle vest on each of the first three anniversaries of the date of grant. Mr. Foley’s award vests as follows: 400,000 restricted stock units on July 2, 2024, 400,000 restricted stock units on July 2, 2025, and 200,000 restricted stock units on July 2, 2026. Mr. Massey did not receive any grants in 2024.

GRANTS OF PLAN-BASED EQUITY AWARDS
Name	Grant Date	Number of Shares of Stock (#)	Grant Date Fair Value ($)
William P. Foley II	2/28/2024	1,000,000	21,600,000
Ryan R. Caswell	2/28/2024	288,889	6,240,002
Bryan D. Coy	2/28/2024	48,612	1,050,019
Peter T. Sadowski	2/28/2024	34,723	750,017
Michael L. Gravelle	3/19/2024	11,292	250,005

The Company did not award any performance-based equity awards or stock options to its named executive officers in the fiscal year ended December 31, 2024. Moreover, the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

In the first quarter of 2025, we made our annual grants of plan-based awards to our named executive officers. We granted 329,456 restricted stock awards and units with a grant-date value of $6.4 million to our named executive officers as a group in 2025, a $23.5 million, or 78% reduction from the grant of 1,383,516 restricted stock awards and units with a grant date value of $29.9 million awarded in 2024.

As described in the “Compensation Discussion and Analysis” above, the ISIP does not include target, threshold, or maximum amounts for participating executives. Incentive amounts under the ISIP program were earned upon liquidity events related to Dayforce. If the amount of cash or value of property received or receivable in a liquidity event was determined to constitute a positive return on our investment, 10% of any incremental value was contributed to an incentive pool and payments made to participants based on their allocated percentages of the pool, as determined by, and subject to the negative discretion of, our compensation committee. For a description of the formula used to determine the amounts payable under the ISIP awards, please see the discussion of the ISIP above.

Outstanding Equity Awards at Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers as of December 31, 2024. Mr. Massey does not have any outstanding equity awards.

OUTSTANDING RESTRICTED STOCK AWARDS AT FISCAL YEAR-END
Name	Grant Date	Number of Shares That Have Not Vested (#)[1]	Market Value of Shares That Have Not Vested ($)[2]
William P. Foley II	2/28/2024	600,000	11,916,000
Ryan R. Caswell	2/28/2024	288,889	5,737,336
	3/15/2023	99,602	1,978,096
Bryan D. Coy	2/28/2024	48,612	965,434
	3/15/2023	34,861	692,339
Peter T. Sadowski	2/28/2024	34,723	689,599
	3/15/2023	20,000	397,200
	2/22/2022	10,000	198,600
Michael L. Gravelle	3/19/2024	11,292	224,259

1.

One-third (1/3) of the award vests on each of the first three anniversaries of the date of grant, except for Mr. Foley whose outstanding restricted stock units vest as follows: 400,000 on July 2, 2025, and 200,000 on July 2, 2026.

2.	Market value is based on the December 31, 2024, closing price for our common stock of $19.86 per share.

Stock Vested

The following table sets forth information concerning each vesting of restricted stock during the fiscal year ended December 31, 2024, for each of the named executive officers on an aggregated basis. Mr. Massey had no stock vested in 2024.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

William P. Foley II	400,000	7,248,000
Ryan R. Caswell	49,800	1,093,608
Bryan D. Coy	17,430	382,763
Peter T. Sadowski	20,000	441,700
Michael L. Gravelle	4,000	85,040

Employment Agreements

We entered into employment agreements with Messrs. Foley, Caswell and Gravelle in 2024. These agreements provide us and the executives with certain rights and obligations during and following a termination of employment, and in some instances, following a change in control.

William P. Foley

In connection with Mr. Foley’s appointment as Cannae’s Chief Executive Officer, Chief Investment Officer and Chairman of the Board, we entered into a new three-year Employment Agreement with Mr. Foley effective as of February 26, 2024 and as amended on March 17, 2024, with a provision for automatic annual extensions each year following the effective date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Pursuant to the terms of Mr. Foley’s employment agreement, his minimum annual base salary is $1,000,000 and he received the 2024 Award. Mr. Foley’s employment agreement also provides for a minimum annual grant of 150,000 restricted stock units on or prior to March 31, 2025, and March 31, 2026, each vesting in three equal annual installments beginning one year from their respective grant dates. The restricted stock units granted to Mr. Foley contain pass-through voting rights and rights to accrued dividends (if any are declared by the Company during the vesting period) payable upon vesting of the restricted stock units. Mr. Foley is also eligible to receive an annual cash bonus at the discretion of the compensation committee of the Board.

On March 17, 2025, we entered into an amended and restated employment agreement with Mr. Foley to provide that if Mr. Foley terminates his employment for Good Reason (as defined in the agreement and summarized below), the Company has agreed that it will purchase half of Mr. Foley’s shares of common stock of the Company for a price equal to the greater of (i) $19.50 per share or (ii) 20% greater than the closing price of the Company’s common stock on the date of such termination of employment.

Mr. Foley’s employment agreement and related amendments were reviewed and approved by the Company’s compensation committee and Related Person Transaction Committee.

Mr. Foley’s employment agreement contains other provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Ryan R. Caswell

In connection with Mr. Caswell’s appointment as Cannae’s President, we entered into a new three-year employment agreement with Mr. Caswell effective as of February 26, 2024, with a provision for automatic one-year extensions each year following the effective date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Mr. Caswell’s employment agreement provides for a minimum annual base salary of $1,000,000 and an initial grant of time-based equity incentive award in the form of 150,000 restricted-stock units which will vest in three equal annual installments beginning one year from the grant date. Mr. Caswell’s employment agreement also provides for a minimum annual grant of 150,000 restricted stock units on or prior to March 31, 2025 and March 31, 2026, subject to the approval of the compensation committee of the Company’s Board, each vesting in three equal annual installments beginning one year from their respective grant dates. Mr. Caswell’s employment agreement also provides for eligibility for a target annual incentive bonus of $750,000 which may be periodically reviewed and increased at the discretion of the compensation committee of the Board. The restricted stock units granted to Mr. Caswell will contain pass-through voting rights and rights to accrued dividends (if any are declared by the Company during the vesting period) payable upon vesting of the restricted stock units.

Mr. Caswell’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Michael L. Gravelle

We entered into a three-year employment agreement with Mr. Gravelle, effective as of March 18, 2024, with a provision for automatic one-year extensions each year following the effective date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Mr. Gravelle’s employment agreement provides for a minimum annual salary of $248,000 and an initial grant of time-based equity incentive award with a value of $250,000 which will vest in three equal annual installments beginning one year from the grant date. Mr. Gravelle’s employment agreement also provides for a minimum annual grant of $250,000 of restricted stock on or prior to March 31, 2025, and March 31, 2026, subject to the approval of the compensation committee of the Company’s Board, each vesting in three equal annual installments beginning one year from their respective grant dates. Mr. Gravelle’s employment agreement also provides for eligibility for a target annual incentive bonus of $148,000 which may be periodically reviewed and increased at the discretion of the compensation committee of the Board.

Mr. Gravelle’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Peter T. Sadowski

We entered into a three-year employment agreement with Mr. Sadowski, effective as of March 17, 2025, with a provision for automatic one-year extensions each year following the effective date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Mr. Sadowski’s employment agreement provides for a minimum annual salary of $30,000. Mr. Sadowski’s employment agreement also provides for an annual discretionary incentive bonus and participation in the Company’s equity incentive plans, as determined by the compensation committee of the Board.

Potential Payments upon Termination or Change in Control

In this section, we discuss the nature and estimated value of payments we would provide to our named executive officers in the event of termination of employment or a change in control if one had occurred during 2024. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable, their employment agreements if termination had occurred on December 31, 2024.

The types of termination situations include a voluntary termination by the executive with good reason, a termination by us either for cause or not for cause and termination in the event of disability or death. We also describe the estimated payments and benefits that would be provided upon a change in control without a termination of employment. The actual payments and benefits that would be provided upon a termination of employment would be based on the named executive officers’ compensation and benefit levels at the time of the termination of employment and the value of accelerated vesting of share-based awards would be dependent on the value of the underlying stock.

For each type of employment termination, the named executive officers would be entitled to benefits that are available generally to our domestic salaried employees, such as distributions under our 401(k) savings plan, certain disability benefits and accrued vacation. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Mr. Massey did not have an employment agreement or any outstanding equity awards with any provisions requiring termination payments.

Potential Payments under Employment Agreements

As discussed above, we have entered into employment agreements with Messrs. Foley, Caswell and Gravelle. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits that the named executive officers would receive in connection with various employment or service termination scenarios if their terminations had occurred on December 31, 2024 based on their employment agreements in effect at that time. None of our named executive officers would receive payments upon a change of control without a related termination of employment.

Termination Payment	Without Cause or by the Executive for Good Reason	Death or Disability[1]	For Cause or by the Executive Without Good Reason
Accrued obligations (earned unpaid base salary, annual bonus payments relating to the prior year, and any unpaid expense reimbursements)	✓	✓	✓

Prorated Annual Bonus based on the actual incentive the named executive officer would have earned for the year of termination[2]	✓	✓	X

Lump-sum Payment equal to a percentage of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs[3]	✓	X	X

Right to convert any life insurance provided by us into an individual policy, plus a lump-sum cash payment equal to 36 months of premiums	✓	X	X

COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump-sum cash payment equal to the sum of monthly COBRA premium payments	✓	X	X

Vesting of all stock option, restricted stock and other equity-based incentive awards	✓	X	X

1.	An executive will be deemed to have a “disability” if he is entitled to receive long-term disability benefits under our long-term disability plan.
2.	The prorated annual bonus is based on the following:

•

In the event of a termination without Cause or by the executive for Good Reason, the actual incentive the named executive officer would have earned for the year of termination and the fraction of the year the executive was employed by us.

•

In the event of a termination for death or disability, (a) the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed.

3.

The percentage for the lump sum payment for each executive is as follows: Mr. Foley 300%, Mr. Caswell 200%, and Mr. Gravelle 100%. The bonus used for the lump-sum payment is the higher of (1) the target bonus opportunity for the year of termination or (2) the highest annual bonus paid to the executive within the preceding three years.

Definition: Cause. The definition of “Cause” in Mr. Foley’s employment agreement means conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty, material breach of his employment agreement, or failure to materially cooperate with or impeding an investigation authorized by the Board. The definition of “Cause” in each of Messrs. Caswell, Gravelle and Sadowski’s employment agreement means persistent failure to perform duties consistent with a commercially reasonable standard of care, willful neglect of duties, conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty, material breach of their employment agreement, or failure to materially cooperate with or impeding an investigation authorized by the Board.

Definition: Good Reason. In general, the definition of “Good Reason” in each of Messrs. Foley, Caswell, Gravelle and Sadowski’s employment agreements means material diminution in the executive’s title; a material diminution of the executive’s base salary or annual bonus opportunity; a material breach of any of our obligations under the employment agreement; or within six months immediately preceding or within two years immediately following a change of control: (i) a material adverse change in the executive’s status, authority or responsibility, (ii) material adverse change in the position to whom the executive reports or to the executive’s service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom the executive reports, (iii) a material diminution in the budget over which the executive has managing authority; or (iv) a relocation of the executive’s place of employment outside of Las Vegas, Nevada. The definition of “Good Reason” in Mr. Foley’s employment agreement also includes (i) the failure of the Company to nominate or recommend the executive’s election to the Board or the executive is not voted by the Company’s shareholders for election to the Company’s Board, (ii) the Company or Cannae LLC terminates or does not perform its obligations under the Terminal MSA or (iii) the election of a new director not consented to or voted for by Mr. Foley.

Definition: Change of Control. The definition of “Change of Control” in each of Messrs. Foley, Caswell, Gravelle and Sadowski’s employment agreements includes (i) an acquisition by an individual, entity or group of more than 50% of our voting power; (ii) a merger in which we are not the surviving entity, unless our shareholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger; (iii) a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger; (iv) during any period of two consecutive years during the employment term, a change in the majority of our board, unless the changes are approved by 2/3 of the directors then in office; (v) a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (a) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (b) 50% of the voting stock of which is owned by us after the sale, transfer or disposition; or (vi) our shareholders approve a plan or proposal for the liquidation or dissolution of our Company.

The agreements also contain provisions relating to the excess parachute payment excise tax under Sections 280G and 4999 of the Internal Revenue Code. The agreements provide that if any payments or benefits to be paid to the named executive officer would be subject to the excise tax on excess parachute payments, then the executive may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If the executive does not elect to have such payments so reduced, the executive is responsible for payment of any excise tax resulting from such payments. None of the agreements provide for a gross-up payment for the excise tax.

Potential Payments under our Omnibus Incentive Plan

In addition to the post-termination rights and obligations set forth in the employment agreements of certain of our named executive officers, our omnibus incentive plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control. Under our omnibus incentive plan, except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control any and all outstanding options and stock appreciation rights will become immediately exercisable, any restriction imposed on restricted stock, restricted stock units and other awards will lapse, and any and all performance shares, performance units and other awards with performance conditions will be deemed earned at the target level, or, if no target level is specified, the maximum level.

For purposes of our omnibus incentive plan, the term “change in control” is defined as the occurrence of any of the following events:

•	An acquisition by an individual, entity or group of 50% or more of our voting power (except for acquisitions by us or any of our employee benefit plans),

•	During any period of two consecutive years, a change in the majority of our board, unless the change is approved by 2/3 of the directors then in office,

•

A reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats, or

•	Our shareholders approve a plan or proposal for our liquidation or dissolution.

Estimated Cash Payments upon Termination of Employment

The table below includes the cash severance amounts that would have been payable to our named executive officers with employment agreements in the event of a termination of employment by us not for cause, a termination by the executive for good reason or a termination due to death or disability. None of our executives would have received a cash termination payment if their employment had been terminated on December 31, 2024 for cause or without good reason by the executive. Our estimate of the cash severance amounts that would be provided to each executive assumes that their employment terminated on December 31, 2024. The severance amounts do not include a prorated 2024 annual incentive bonus since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the annual incentive whether or not the termination occurred.

Reason for Payment	Foley	Caswell	Gravelle
Termination by Company without Cause	$17,196,000	$3,563,671	$396,000
Termination by Executive for Good Reason	$17,196,000	$3,563,671	$396,000
Termination due to Death or Disability	$17,196,000	$3,500,000	$396,000

Estimated Equity Payments upon Termination of Employment or Change in Control

The table below includes the estimated values of the Cannae restricted stock awards and units held by our named executive officers that would vest in the event of a termination of employment by us not for cause, a termination by the executive for good reason, a termination due to the death or disability of the executive, or a change in control, in each case assuming such event occurred on December 31, 2024. The amounts below were determined based upon the number of unvested shares of restricted stock held by each executive as of December 31, 2024 (as set forth in the Outstanding Equity Awards at Fiscal Year End table above), multiplied by $19.86 per share, which was the closing price of our common stock on December 31, 2024, the last trading day of the year. None of our named executive officers held any unvested stock options as of December 31, 2024.

Reason for Payment	Foley	Caswell	Coy	Sadowski	Gravelle
Termination without Cause or by Executive for Good Reason	$12,132,000	$7,855,288	$—	$—	$228,324
Death or Disability	$12,132,000	$7,855,288	$560,028	$538,058	$228,324
Change in Control	$12,132,000	$7,855,288	$1,687,824	$1,308,699	$228,324

Compensation Committee Interlocks and Insider Participation

Our compensation committee is composed of Hugh R. Harris (Chair) and Erika Meinhardt. During fiscal year 2024, no member of the compensation committee was an officer or employee of Cannae or any of its subsidiaries. In addition, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board.

Discussion of Our Compensation Policies and Practices as They Relate to Risk Management

We reviewed our compensation policies and practices for all employees including our named executive officers and determined that our compensation programs are not reasonably likely to have a material adverse effect on our Company. In conducting the analysis, we reviewed the structure of our executive incentive programs and the internal controls and risk abatement processes that are in place for each program.

On an ongoing basis, we review the mix of our named executive officers’ cash and variable incentive compensation to ensure our compensation practices align with delivering value to our shareholders. We alter the mix of compensation provided to our officers in order to meet the changing needs of our executives, provide flexibility to the Company or in other unforeseen circumstances including changing conditions in the market or at the Company.

We believe that several design features of our executive compensation program mitigate risk. For our named executive officers who receive base salaries, these salaries are set at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk-taking to achieve a reasonable level of secure compensation.

With respect to our executives’ equity compensation, we believe that our use of time-based restricted stock with three-year vesting periods provides valuable incentives to help retain key executives and align the incentives of our executives with the returns of our shareholders.

With respect to our executives’ incentive opportunities, we believe that our use of measurable return on investment at the time of a liquidity event in the ISIP, together with the compensation committee’s discretion to reduce awards and the fact that the awards are subject to our clawback policy, serve to mitigate excessive risk-taking. The risk of overstatement of achievement under the ISIP is mitigated by the compensation committee’s review and approval of the value of our investment in each company for purposes of the program, and its review and approval of the value of the return on our investment upon a liquidity event.

PEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K of the Exchange Act, we are providing the following information about the relationship of the 2024 annual total compensation of our principal executive officer and the median of the annual total compensation of our other employees, which we refer to as the PEO pay ratio. Our PEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Foley was the Company’s PEO as of December 31, 2024 and, in accordance with Instruction 10 of Item 402(u) of Regulation S-K, his annualized compensation has been used in determining the PEO pay ratio for the Company.

The Manager is responsible for managing Cannae’s affairs pursuant to the Management Services Agreement. As of December 31, 2023, our employee population consisted of approximately 8,000 individuals working for Cannae. The vast majority of these employees are part-time restaurant employees. The median employee is a part-time employee in our Restaurant Group and was selected as described below. The Company’s median employee compensation as calculated in the manner described below was $47,094. The Company paid our principal executive officer, Mr. Foley, $38,054,761 in compensation in fiscal year 2024. As a result, the ratio for 2024 was 808 to 1.

As discussed in detail under the header “Grant of Plan-Based Awards”, the 2024 Award was a one-time award granted to Mr. Foley made in conjunction with the Terminal MSA and Mr. Foley’s appointment as the Company’s Chief Executive Officer. Excluding this one-time award, the ratio for 2024 would have been 349 to 1.

This information is being provided for compliance purposes. Neither the compensation committee nor the Manager used the pay ratio measure in making any compensation decisions.

Methodology for Determining Our Median Employee. For purposes of the pay ratio disclosure, we are required to identify a median employee based on our entire workforce, without regard to their location, compensation arrangements, or employment status (full-time versus part-time).

The median employee is determined by identifying the employee whose compensation is at the middle of the compensation of our employee population (excluding our principal executive officer). Under the pay ratio rules, we may retain the same median employee for up to three years for purposes of determining the ratio (unless the overall employee population or compensation programs change significantly). There has been no change in either our employee population or our employee compensation arrangements that we believe would significantly impact our fiscal year 2023 pay ratio disclosure.

The following outlines the methodology, material assumptions, and estimates used to determine the median employee for 2023:

Employee Population. We determined that, as of December 31, 2023, the date we selected to identify the median employee, our employee population consisted of approximately 8,000 individuals working for Cannae. The vast majority of these employees, including the median employee, are part-time restaurant employees.

Compensation Measure Used to Identify the Median Employee. To identify the median employee, we selected base salary/wages and overtime pay, plus paid incentive bonus through December 31, 2023, as the compensation measure. In identifying the median employee, we annualized the compensation of any new hires in 2023 as if they were hired at the beginning of the fiscal year, as permitted by Securities Exchange Commission rules. As all of our employees are domiciled in the United States, we did not make any cost-of-living adjustments in identifying the median employee.

Annual Total Compensation of Median Employee. The median of the annual total compensation of all employees (other than our principal executive officer), calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, was $45,123.

Director Compensation

In 2024, all non-employee directors other than Mr. Foley and Mr. Massey received an annual cash retainer of $100,000. Our Chairman Mr. Foley did not receive a cash retainer for his services as a director of Cannae for 2024.

The chairman of the audit committee receives an additional annual leadership supplemental retainer of $50,000 and each member of the audit committee receives an additional annual fee of $25,000 for their service on the audit committee. The chairman of the compensation committee receives an additional annual leadership supplemental annual retainer of $20,000, and each member of the compensation committee receives an additional annual fee of $10,000 for their service on the committee. The chairman of the nominating and governance committee receives an additional annual leadership retainer of $15,000 and each member of the nominating and governance committee receives an additional annual fee of $10,000 for their service on the committee. The chairman of the Related Person Transaction Committee receives an additional annual leadership retainer of $50,000, and each member of the Related Person Transaction Committee receives an additional annual fee of $25,000 for their service on the committee.

All annual retainers and committee fees paid to our directors (other than Mr. Foley) for service on our Board or its committees are paid quarterly in arrears and our directors have the option to receive all or a portion of their fees in cash or Company stock.

In 2024, each non-employee director received an award of 6,119 time-based restricted shares or an amount of approximately $125,000. All of these restricted stock awards were granted under our omnibus incentive plan and one-third of the award vests on each of the first three anniversaries of the date of grant, subject to continued service.

On March 14, 2025, the Compensation Committee and Related Person Transaction Committee approved a change to the terms of the restricted stock awards granted to each of our non-employee directors which provides that the outstanding and unvested restricted stock awards will become immediately vested if any director is not reelected by a vote of the Company’s shareholders.

We also reimburse each of our directors for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs they attend relating to their service on our Board.

All of Mr. Foley’s 2024 compensation is described in the “Executive Compensation” discussion above.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2024.

Name	Fees Paid in Cash ($)[1]	Fees Paid in Stock ($)[2]	All Other Compensation ($)[3]	Total ($)
Doug K. Ammerman	—	212,236	—	212,236
Hugh R. Harris	63,908	188,919	635	253,462
C. Malcolm Holland	112,816	125,011	635	238,462
Mark D. Linehan	123,927	125,011	635	249,573
Frank R. Martire	—	225,011	635	225,646
Erika Meinhardt	67,500	192,511	635	260,646
Barry B. Moullet	228,369	125,011	635	354,015
James B. Stallings Jr.	225,326	125,011	635	350,972
Frank P. Willey	123,927	125,011	635	249,573

1.	Amounts include the cash portion of annual board and committee retainers paid for services as a director in 2024.

2.

Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2024, computed in accordance with FASB ASC Topic 718. For all non-employee directors, these amounts include a grant date fair value of $20.43 with respect to awards of time-based restricted shares granted on November 14, 2024, which vest over a period of three years from the grant date. As of December 31, 2024, our directors held restricted shares of our stock as follows: Mr. Ammerman 9,592 shares; Mr. Harris 7,753 shares; Mr. Holland 7,753 shares; Mr. Linehan 7,753 shares; Mr. Martire 7,753 shares; Ms. Meinhardt 7,753 shares; Mr. Moullet 7,753 shares; Mr. Stallings 7,753 shares; and Mr. Willey 7,753 shares. In addition, the amounts include the value of the stock portion of annual board and committee retainers paid for services as a director in 2024.

3.	Represents the cash paid to directors for dividends on their restricted stock which vested in 2024.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the SEC, other publicly available information or information available to us. Percentage ownership in the following tables is based on 63,115,170 shares outstanding which includes our common stock outstanding plus outstanding restricted stock units which grant the holder pass-through voting rights over underlying shares, as applicable, as of April 25, 2025. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of our common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Shares Beneficially Owned[1]	Percent of Outstanding[2]
The Vanguard Group, Inc. 100 Vanguard Boulevard, Malvern, PA 19355	5,638,890	8.9%
River Road Asset Management 462 South Fourth Street, Suite 2000, Louisville, KY 40202	5,593,612	8.9%
William P. Foley, II	4,826,713	7.7%
BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	4,649,639	7.4%

1.	Based on information as of April 25, 2025, that has been publicly filed with the SEC.
2.

Applicable percentages based on shares of our common stock outstanding as of April 25, 2025, plus outstanding restricted stock units which grant the holder pass-through voting rights over underlying shares, as applicable.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership as of April 25, 2025, of our common stock by:

•	Each of our directors and nominees for director;

•	Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the SEC; and

•	All of our executive officers and directors as a group.

Name[1]	Shares Beneficially Owned	Percent of Outstanding
Douglas K. Ammerman	33,840	*
Ryan R. Caswell[2]	516,846	*
Bryan D. Coy	93,582	*
William P. Foley, II3	4,826,713	7.6%
Michael L. Gravelle	165,094	*
Hugh R. Harris	56,480	*
C. Malcolm Holland[4]	36,915	*
Mark D. Linehan	21,000	*
Frank R. Martire[5]	332,952	*
Richard N. Massey	139,816	*
Erika Meinhardt	133,471	*
Barry B. Moullet	24,935	*
Peter T. Sadowski[6]	141,256	*
James B. Stallings, Jr.	26,461	*
Frank P. Willey[7]	444,887	*
All directors and officers (15 persons)	6,994,248	11.1%

*	Represents less than 1% of our common stock.

1.	The business address of such beneficial owner is c/o Cannae Holdings, Inc. 1701 Village Center Circle, Las Vegas, Nevada 89134.

2.	Includes 250,000 RSUs held in a “Rabbi Trust” that grants Mr. Caswell pass-through voting rights over the underlying common stock.

3.

Includes 748,299 shares of common stock held by Folco Development Corporation, of which 700,000 are pledged as collateral. Mr. Foley and his spouse are the sole shareholders of Folco Development Corporation. Includes 236,011 shares of common stock owned by the Foley Family Charitable Foundation. Includes 750,000 RSUs held in a “Rabbi Trust” that grants Mr. Foley pass-through voting rights over the underlying common stock.

4.	Includes 1,942 shares owned by Holland III Family, L.P, and 8,058 shares owned by an IRA.

5.	Includes 133,333 shares owned by Frank and Marisa Martire 2012 Florida Trust.

6.	Includes 53,640 shares owned by Sadowski Living Trust and 157 shares owned by an IRA.

7.	Includes 421,340 shares owned by Willey Living Trust.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board determined that Douglas K. Ammerman, Hugh R. Harris, C. Malcolm Holland, Mark D. Linehan, Erika Meinhardt, Barry B. Moullet, James B. Stallings, Jr., and Frank P. Willey are independent under the criteria established by the NYSE and our Corporate Governance Guidelines. The Board also considered the additional NYSE independence considerations for compensation committee members and determined that current members Mr. Harris and Ms. Meinhardt are independent for purposes of service on the compensation committee.

In determining independence, the Board considered all relationships that might bear on our directors’ independence from Cannae. The Board determined that William P. Foley, II is not independent because he is our Chairman, Chief Executive Officer, Chief Investment Officer and an employee of the Company. Mr. Martire is not independent because he is a Managing Director of, and one of his children is an executive officer of, entities affiliated with, BGPT Catalyst LP (CSI LP), which received a consulting fee of $2.1 million in 2022 in connection with Cannae’s investment in CSI and the consulting fee exceeded 2% of CSI LP’s and its affiliates consolidated gross revenues for 2022.

In considering the independence of our independent directors, the Board considered the following factors:

•

Messrs. Harris and Willey each own a minority interest in Black Knight Sports and Entertainment LLC (BKSE), which owns the Vegas Golden Knights. Mr. Foley is the majority owner and is Executive Chairman and Chief Executive Officer of BKSE.

•	Ms. Meinhardt previously served as an executive at FNF until January 31, 2024, previously served on the Board of Alight until February 2025, and holds a minority interest in Minden Mill.

•	Mr. Ammerman is a director of D&B, FNF and FG and holds minority interests in BKSE and Black Knight Football Club (BKFC).

•	Our Manager may provide advisory services to entities for which our directors or executive officers are also directors or executive officers.

The Board determined that these relationships were not of a nature that would impair the independence of the members involved.

Certain Relationships and Related Transactions

Management Services Agreement

As discussed above, the Company, Cannae LLC, and the Manager, entered into the Management Services Agreement which became effective September 1, 2019 (as amended), which sets forth the terms and conditions of our relationship with our Manager. Our named executive officers Messrs. Massey, Caswell and Foley were members of the Manager in the year ended December 31, 2024. Mr. Massey resigned from his role at the Manager in February 2024 and Mr. Caswell resigned from his role at the Manager in July 2024. The terms of the Management Services Agreement are described above in the Compensation Discussion and Analysis section under “External Management Transition.”

Pursuant to the terms of the Management Services Agreement, the Company pays the Manager the Management Fee and the Termination Fee. The total Management Fee and Termination Fee for the year ended December 31, 2024, paid or payable from Cannae LLC to our Manager was $22.0 million and $8.8 million, respectively.

See section “Executive Compensation Paid By Our Manager in 2024” for further description of the compensation paid to our named executive officers, as applicable, by our Manager. The amount of distributions by the Manager in 2024 to our named executive officers who have or had an interest in the Manager is derived by the Manager and is not within our control.

In the year ended December 31, 2024, we paid $1.2 million to Trasimene for use of its corporate aircraft.

Fidelity National Financial

William P. Foley, II, our Chairman, Chief Executive Officer and Chief Investment Officer, is the non-executive Chairman of the Board of FNF. Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of FNF and its subsidiary FG. Peter T. Sadowski, our Executive Vice President and Chief Legal Officer, serves as Executive Vice President and Chief Legal Officer of FNF.

On November 17, 2017, FNF issued to Cannae a revolver note in the aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the FNF Revolver). The FNF Revolver accrued interest at one-month adjusted SOFR plus 450 basis points and matures on November 17, 2025. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF. On January 29, 2024, the FNF Revolver was amended to (i) reduce the borrowing capacity to $60.0 million and (ii) change the interest rate to a fixed rate of 7.0% per annum. The Company also repaid $25.0 million of outstanding principal under the FNF Revolver resulting in an outstanding principal balance of $59.7 million. As of December 31, 2024, there was a $59.7 million outstanding principal balance under the FNF Revolver which incurred interest at 7.0%. In the year ended December 31, 2024, we incurred $4.6 million of interest expense with FNF under the FNF Revolver.

In the year ended December 31, 2024, we paid FNF $0.9 million for certain services including information technology support, treasury management services, use of corporate aircraft and other back-office support and FNF paid us $0.4 million for leased office space in our corporate headquarters.

In March 2025, Cannae sold its corporate headquarters to FNF for $12.2 million and applied the proceeds to the FNF Revolver, and the interest rate on the FNF Revolver was reduced to 5.0%. Additionally, Cannae entered into a lease agreement with FNF for a portion of the building, at a rate of approximately $10,000 per month, for an initial six (6) month term with automatic renewals for successive six (6) month terms on the same terms and conditions unless terminated by written notice from either party.

Black Knight Football

In the year ended December 31, 2024, we invested $36.8 million in BKFC. BKFC used the proceeds from investments from Cannae and others to further invest in its infrastructure and clubs. Mr. Foley is the general partner of, and holds an approximately 25% economic interest in, BKFC.

Minden Mill

On May 22, 2023, we invested $52.1 million for an 89% ownership interest in Minden Mill. In the year ended December 31, 2024, we invested $4.4 million in debt of Minden Mill. Minden Mill, through its wholly owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with Mr. Foley are the general partner of Minden Mill and manage all aspects of its operation.

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

According to our Related Person Transaction Policy, our Chief Legal Officer or General Counsel, together with the Chair of the Related Person Transaction Committee, review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants in order to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Legal Officer or General Counsel are primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Legal Officer or General Counsel. Our Chief Legal Officer or General Counsel reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, our Chief Legal Officer or General Counsel determines whether the director or officer in question (or their immediate family member) has a direct or indirect material interest in the transaction and whether or not to approve the transaction in question. If it is determined that a proposed transaction could be a Related Person Transaction, the Chief Legal Officer or General Counsel will report the transaction, along with a summary of the material facts, to the full Related Person Transaction Committee for review and approval or ratification.

In August 2023, our Board created a Related Person Transaction Committee which:

•	Reviews and considers approval or ratification of transactions that arise under our Related Person Transaction Policy;

•	Conducts an annual review of all our Related Person Transactions; and

•	Perform any other duties or responsibilities expressly delegated to the Committee by the Board from time to time.

The Related Person Transaction Committee will review, consider, and approve or ratify any Related Person transaction and no such Related Person Transaction will be effected without the approval or ratification of the Committee. See further discussion under the header “Related Person Transaction Committee.”

With respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our codes of ethics require that each such officer:

•	Discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;

•

In the case of our Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and

•

In the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

In the case of any material transactions or relationships involving our Chief Financial Officer or our Chief Accounting Officer, the General Counsel must submit a list of any approved material transactions semi-annually to the audit committee for its review.

Under SEC rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this section. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Available Information

Any shareholder or other interested person who desires to contact any member of the Board or the non-management members of the Board as a group may do so by writing to: Board of Directors, c/o Corporate Secretary, Cannae Holdings, Inc., 1701 Village Center Circle, Las Vegas, Nevada 89134. Communications received are distributed by the Corporate Secretary to the appropriate member or members of the Board.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee has appointed Deloitte to audit the consolidated financial statements of the Company for the 2024 fiscal year. Deloitte has continuously acted as our independent registered public accounting firm since January 2017.

For services rendered to us during or in connection with our years ended December 31, 2024 and 2023, we were billed the following fees by Deloitte (in thousands):

	2024	2023
Audit Fees	$1,619	$1,561
Audit Related Fees	—	—
Tax Fees	$739	$295
All Other Fees	—	—

Audit Fees. Audit fees consisted principally of fees for the audits of the Company’s financial statements including periodic reports and other filings, and audits of the Company’s subsidiaries, including billings for out-of-pocket expenses incurred.

Tax Fees. Tax fees for 2024 and 2023 consisted principally of fees for tax compliance, tax planning and tax advice.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes Oxley Act of 2002, all audit and audit related work and all non-audit work performed by Deloitte is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by Deloitte has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee.

Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Schedules. No financial statement or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

2. Exhibits. The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

3.1	Articles of Incorporation of Cannae Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

3.2	Bylaws of Cannae Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 on Form S-4 (File No. 333-217-886), filed July 24, 2017).

4.2	Description of Common Stock (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020).

10.1	Tax Matters Agreement, dated as of November 17, 2017, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2017).

10.2	Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2024).

10.3	Amended and Restated Revolver Note, dated as of May 12, 2022, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 8, 2022).

10.4	First Amendment to Amended and Restated Revolver Note, dated as of January 29, 2024, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.5	Amended and Restated Revolver Note, dated as of March 20, 2025, by and between Fidelity National Financial, Inc., and Cannae Holdings, Inc.

10.6	Amended and Restated Management Services Agreement, dated as of August 4, 2021, by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed August 6, 2021).

10.7	Second Amended and Restated Management Services Agreement, dated as of September 30, 2023 by and among Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2023).

10.8	Third Amended and Restated Management Services Agreement, dated February 26, 2024, by and among Cannae Holdings, Inc., Cannae Holdings, LLC, and Trasimene Capital Management, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.9	Margin Loan Agreement, dated as of March 4, 2024 by and among Cannae Funding D, LLC, Cannae Funding A, LLC, the lenders from time to time parties thereto and Bank of America, N.A. as administrative agent and calculation agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 9, 2024).

10.10	Guaranty, dated as of November 30, 2020, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 2, 2020).

10.11†	Form of Notice of Restricted Stock Award Agreement dated as of November 11, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022).

10.12†	Form of Notice of Restricted Stock Award Agreement dated as of March 15, 2023 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

10.13†	Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.14†	Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.15†	Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.16†	Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.17†	Employment Agreement, dated March 18, 2024, by and between Cannae Holdings, Inc. and Michael L. Gravelle (incorporated by reference to Exhibit 10.8 on the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 9, 2024).

14.1	Code of Ethics for Senior Financial Officers. (1)

14.2	Code of Business Conduct and Ethics. (1)

19.1	Insider Trading and Tipping Policy, with an effective date of February 4, 2019, as amended February 15, 2024. (1)

21.1	List of Subsidiaries. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

23.2	Consent of KPMG LLP with respect to report related to Dun & Bradstreet Holdings, Inc. (1)

23.3	Consent of Ernst & Young LLP with respect to report related to Alight, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)

97.1†	Incentive-Based Compensation Recovery Policy, with an effective date of October 3, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024). (1)

99.1	Audited Financial Statements of Dun & Bradstreet Holdings, Inc. (1)

101.INS*	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.

†	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K
*	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(1)	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannae Holdings, Inc.

By:	/s/ Ryan R. Caswell
Ryan R. Caswell
President (Principal Executive Officer)

Date: April 30, 2025