Form 10-Q
period 2025-03-31
Cannae Holdings, Inc.
filed 2025-05-12
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2025 there were 62,818,001 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2025
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$126.2	$131.5
Short-term investments	—	6.2
Other current assets	19.5	23.5
Income taxes receivable	10.5	35.7
Assets of discontinued operations held for sale - see Note J	617.3	—
Total current assets	773.5	196.9
Investments in unconsolidated affiliates	784.2	764.9
Equity securities, at fair value	47.9	56.2
Lease assets	134.9	136.0
Property and equipment, net	53.6	61.8
Goodwill	53.4	53.4
Deferred tax asset	55.0	73.9
Other intangible assets, net	14.6	15.1
Other long-term investments and non-current assets	179.3	178.8
Noncurrent assets of discontinued operations held for sale - see Note J	—	691.9
Total assets	$2,096.4	$2,228.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$53.5	$54.8
Lease liabilities, current	14.8	14.5
Deferred revenue	14.3	16.2
Notes payable, current	102.0	61.0
Total current liabilities	184.6	146.5
Lease liabilities, long-term	133.1	134.6
Notes payable, long-term	68.6	120.0
Accounts payable and other accrued liabilities, long-term	13.4	12.5
Total liabilities	399.7	413.6
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of March 31, 2025 and December 31, 2024; issued of 94,688,825 and 94,328,322 shares as of March 31, 2025 and December 31, 2024, respectively, and outstanding of 62,815,170 and 62,789,542 shares as of March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Retained earnings	446.5	567.1
Additional paid-in capital	2,021.0	2,013.3
Less: Treasury stock, 31,873,655 and 31,538,780 shares as of March 31, 2025 and December 31, 2024, respectively, at cost	(726.3)	(724.7)
Accumulated other comprehensive loss	(21.3)	(19.2)
Total Cannae shareholders' equity	1,719.9	1,836.5
Noncontrolling interests	(23.2)	(21.2)
Total equity	1,696.7	1,815.3
Total liabilities and equity	$2,096.4	$2,228.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024

Revenues:
Restaurant revenue	$99.1	$106.5
Other operating revenue	4.1	4.2
Total operating revenues	103.2	110.7
Operating expenses:
Cost of restaurant revenue	91.0	94.2
Personnel costs	14.2	23.2
Depreciation and amortization	3.1	3.3
Other operating expenses	16.3	30.6
Total operating expenses	124.6	151.3
Operating loss	(21.4)	(40.6)
Other income (expense):
Interest, investment and other income	1.4	2.1
Interest expense	(3.8)	(2.6)
Recognized gains, net	7.2	4.9
Total other income (expense)	4.8	4.4
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(16.6)	(36.2)
Income tax expense	20.2	56.5
Loss before equity in (losses) earnings of unconsolidated affiliates	(36.8)	(92.7)
Equity in (losses) earnings of unconsolidated affiliates	(1.9)	17.6
Net loss from continuing operations	(38.7)	(75.1)
Net loss from discontinued operations, net of tax - see Note J	(76.3)	(16.7)
Net loss	(115.0)	(91.8)
Less: Net loss attributable to noncontrolling interests	(2.0)	(1.9)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(113.0)	$(89.9)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(36.7)	$(73.2)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	(76.3)	(16.7)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(113.0)	$(89.9)

Earnings per share
Basic
Net loss per share from continuing operations	$(0.59)	$(1.03)
Net loss per share from discontinued operations	(1.22)	(0.24)
Net loss per share	$(1.81)	$(1.27)
Diluted
Net loss per share from continuing operations	$(0.59)	$(1.03)
Net loss per share from discontinued operations	(1.22)	(0.24)
Net loss per share	$(1.81)	$(1.27)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	62.3	70.8
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	62.3	70.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024

Net loss	$(115.0)	$(91.8)
Other comprehensive (loss) earnings, net of tax:
Unrealized loss of investments in unconsolidated affiliates (1)	(2.3)	(0.7)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	0.2	4.1
Other comprehensive (loss) earnings	(2.1)	3.4
Comprehensive loss	(117.1)	(88.4)
Less: Comprehensive loss attributable to noncontrolling interests	(2.0)	(1.9)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(115.1)	$(86.5)
_________________________________

(1)Net of income tax benefit of $0.6 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Net of income tax expense of $0.1 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.5	$(533.9)	$(15.3)	$2,309.2
Other comprehensive earnings — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(0.7)	—	—	—	(0.7)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	4.1	—	—	—	4.1
Issuance of restricted stock and shares held in trust	1.4	—	—	—	—	1.2	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	3.4	—	—	—	—	—	3.4
Stock-based compensation, unconsolidated affiliates	—	—	4.3	—	—	—	—	—	4.3
Payments for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.6)	—	(0.6)
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Net loss	—	—	—	(89.9)	—	—	—	(1.9)	(91.8)
Balance, March 31, 2024	94.2	$—	$1,984.7	$804.6	$(16.5)	21.8	$(490.5)	$(17.2)	$2,265.1

Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.3)	—	—	—	(2.3)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.3	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	3.7	—	—	—	—	—	3.7
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, unconsolidated affiliates	—	—	4.0	—	—	—	—	—	4.0
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(113.0)	—	—	—	(2.0)	(115.0)
Balance, March 31, 2025	94.7	$—	$2,021.0	$446.5	$(21.3)	31.9	$(726.3)	$(23.2)	$1,696.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(115.0)	$(91.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.1	3.3
Equity in losses (earnings) of unconsolidated affiliates	1.9	(17.6)
Distributions from investments in unconsolidated affiliates	2.3	0.9
Recognized (gains) losses and asset impairments, net	(7.2)	(4.7)
Lease asset amortization	3.4	3.4
Stock-based compensation expense	3.7	3.4
Net loss from discontinued operations - see Note J	76.3	16.7
Changes in assets and liabilities:
Other assets	2.0	2.7
Lease liabilities	(3.7)	(3.7)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(2.4)	(4.6)
Income taxes	44.7	56.0
Net cash provided by (used in) operating activities	9.1	(36.0)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	—	177.1
Additions to property and equipment and other intangible assets	(1.9)	(1.3)
Proceeds from sales of property and equipment	1.7	1.0
Proceeds from sale of investments in unconsolidated affiliates	13.6	100.9
Additional investments in unconsolidated affiliates	(30.1)	(33.9)
Purchases of other long term investments	(2.0)	(23.4)
Distributions from investments in unconsolidated affiliates	5.5	4.3
Purchases of short-term investment securities	—	(64.6)
Proceeds from sale and maturity of short-term investment securities	6.2	34.4
Net cash (used in) provided by investing activities	(7.0)	194.5
Cash flows from financing activities:
Borrowings	2.3	0.3
Debt service payments	(0.5)	(26.1)
Payment for vested shares withheld for taxes and in treasury	(1.6)	(0.6)
Dividends paid	(7.6)	—
Net cash used in financing activities	(7.4)	(26.4)
Net (decrease) increase in cash and cash equivalents	(5.3)	132.1
Cash and cash equivalents at beginning of period	131.5	106.2
Cash and cash equivalents at end of period	$126.2	$238.3
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, "we," "us," "our," "Cannae," "CNNE," or the "Company"), which have been followed in preparing the accompanying Condensed Consolidated Financial Statements.
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of March 31, 2025 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Sightline Payments Holdings, LLC ("Sightline"); System1, Inc. ("System1"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC", formerly known as Black Knight Football and Entertainment, LP); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins Holdings"); JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA" or "JANA Partners"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2024.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet announced that it entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (the "D&B Sale"). Under the terms of the agreement, D&B shareholders will receive $9.15 in cash for each share of common stock they own upon closing of the D&B Sale. The transaction is expected to close in the third quarter of 2025, subject to Dun & Bradstreet shareholder approval, regulatory clearances and other customary closing conditions. Upon completion of the transaction, Cannae is expected to receive $631.8 million of cash proceeds and will no longer hold any shares of Dun & Bradstreet.
In conjunction with the D&B Sale, Cannae entered into a Voting and Support Agreement with Dun & Bradstreet pursuant to which Cannae has agreed to vote the 69,048,691 shares of D&B common stock, par value $0.0001 per share, for which the Company is currently the beneficial owner (the "Owned Shares") in favor of the D&B Sale. Pursuant to the Voting and Support Agreement, the Company has also agreed not to take certain actions, including (i) tendering any Owned Shares into any tender or exchange offer, (ii) transferring any Owned Shares (subject to certain exceptions), (iii) granting any proxies or powers of attorney or (iv) taking any action that would make any representation or warranty by the Company contained in the Voting and Support Agreement untrue or incorrect in any material respect or have the effect of preventing or disabling the Company from performing its obligations under the Voting and Support Agreement in any material respect. The Company is permitted to sell up to 10 million of the Owned Shares prior to completion of the D&B Sale or termination of the merger agreement entered into by D&B related to the D&B Sale in accordance with its terms.
As a result of the D&B Sale, we began presenting our investment in Dun & Bradstreet as a discontinued operation and assets held for sale in our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2025 and all prior periods have been recast to reflect our investment in D&B as a discontinued operation and held for sale. See Note J - Discontinued Operations for further discussion of our accounting for our ownership interest in D&B.
As of March 31, 2025, we owned 69.0 million shares of D&B, which represented approximately 15.5% of its outstanding common stock.
Subsequent to March 31, 2025 through the date of this Quarterly Report, we sold 9.0 million shares of common stock of D&B for proceeds of $80.5 million.
Black Knight Football
During the three months ended March 31, 2025, we invested $25.0 million in BKFC and as of March 31, 2025, we held a 44.3% ownership interest. See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
Other Developments
In January 2025, WineDirect, Inc. completed the spin-off of its fulfillment division as WineDirect Fulfillment, LLC ("Fulfillment") and sold its E-commerce division (the "WD Transaction"). As a result of the WD Transaction, we received $20.4 million in proceeds including $13.6 million of cash and a 20% ownership interest in Fulfillment valued at $6.8 million. We recorded a new investment in Fulfillment of $6.8 million in Investments in unconsolidated affiliates in our Condensed Consolidated Balance Sheet and a $15.0 million gain which is included in Recognized gains, net on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2025.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations.
On May 12, 2025, Cannae entered into an agreement to acquire an additional 30% ownership interest in JANA Partners in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26 million if JANA Partners achieves certain Assets Under Management thresholds (the "JANA Investment"). The transaction is expected to close in the third quarter of 2025 and will result in the Company having a 50% total ownership interest in JANA Partners.
On May 12, 2025, Cannae, Cannae LLC and the Manager (Cannae, Cannae, LLC and the Manager collectively, the "Parties"), entered into that certain Management Services Agreement Termination Agreement (the “MSA Termination Agreement”). As previously disclosed, on February 26, 2024, the Parties entered into that certain Third Amended and Restated Management Services Agreement among the Parties (the “MSA”), which provided for a termination of the MSA by the Company effective June 30, 2027, unless terminated earlier by the Company. The MSA also, among other items, (i) reduced the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (ii) provided for payment of the $20.0 million termination fee due under the MSA to be paid by the Company to the Manager in installments of $6.7 million annually over the three-year period ending July 1, 2026. Mr. Foley holds a majority interest in the Manager and therefore has an indirect interest in the MSA. The MSA Termination Agreement terminates the MSA in its entirety as of May 12, 2025 without any further obligations or liabilities other than certain obligations relating to the continuing indemnification and limitation on liability and the remaining obligations of the Company and/or Cannae LLC, as applicable, to pay the Manager: (i) an amount of $0.6 million in each month from May to December 2025, representing each of the unpaid monthly Management Fees (as defined in the MSA) that would have been due to the Manager through December 31, 2025; (ii) on January 1, 2026, $11.4 million, representing the aggregate remaining unpaid monthly Management Fees that would have been due to the Manager from January 1, 2026 through June 30, 2027; (iii) on July 1, 2025, $6.7 million, representing the second installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on such date; and (iv) on July 1, 2026, $6.6 million, representing the final installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on July 1, 2026.
On May 12, 2025, the Company announced that effective immediately, William P. Foley would transition from his roles as Chief Executive Officer, Chief Investment Officer and Chairman of the Board of the Company to serve as the Board's non-executive Vice Chairman. Doug Ammerman has been appointed as Chairman of the Board and Ryan R. Caswell, the Company’s President, began serving as the Company’s Chief Executive Officer, also effective as of May 12, 2025. In connection with the change in Mr. Foley's employment and as described in Mr. Foley’s original employment agreement, Mr. Foley will receive a lump-sum payment of $17.2 million and all of Mr. Foley’s outstanding but unvested equity awards will be accelerated in the second quarter of 2025.
The following dividends were declared by our Board in 2025:

Declaration Date	Record Date	Payment Date	Dividends Per Share
May 8, 2025	June 16, 2025	June 30, 2025	$0.12
Related Party Transactions
During the three months ended March 31, 2025 and 2024, we incurred management fee expenses with our Manager of $1.9 million and $9.1 million, respectively. During the three months ended March 31, 2025 and 2024, we incurred termination fee expenses with our Manager of $1.7 million and $2.3 million, respectively. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2025 and 2024, shares of restricted stock outstanding were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be antidilutive due to net losses.
Income Taxes
Our effective tax rate was (121.7)% and (156.1)% in the three months ended March 31, 2025 and 2024, respectively. The change in the effective tax rate in the three-month period ended March 31, 2025 compared to the corresponding prior year period was primarily attributable to recording a valuation allowance in the current period of $28.3 million partially offset by the impairment recorded to our investment in D&B and a valuation allowance of $59.9 million in the prior period on our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
We have a Deferred tax asset of $55.0 million and $73.9 million as of March 31, 2025 and December 31, 2024,

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

respectively. The $18.9 million change in deferred taxes in the three months ended March 31, 2025 is primarily attributable to recording of a valuation allowance of $28.3 million primarily related to our federal net operating loss carryforwards, state net operating loss carryforwards and certain deferred taxes related to our investments, partially offset by the tax impact of the impairment of D&B.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. We will adopt this authoritative guidance prospectively during the current year and do not expect it to have a material impact on our consolidated financial statements.
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2025 and December 31, 2024 consisted of the following:

	Ownership at March 31, 2025	March 31, 2025	December 31, 2024
		(In millions)
Alight	7.6%	369.5	374.0
BKFC	44.3%	117.2	108.3
CSI	6.4%	103.9	88.2
Watkins	49.3%	74.1	78.5
JANA	19.99%	56.4	56.3
Other	various	63.1	59.6
Total		$784.2	$764.9
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of March 31, 2025 consisted of the following:

March 31, 2025
(In millions)
Alight	240.0
System1	10.3
Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Alight	(1.9)	(11.3)
BKFC	(10.4)	(7.4)
CSI	15.7	40.9
Watkins	(4.7)	—
JANA	2.4	—
Other	(3.0)	(4.6)
Total	$(1.9)	$17.6

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Alight
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,
	2025	2024
	(In millions)
Total revenues	$548.0	$559.0
Gross profit	171.0	182.0
Net loss from continuing operations	(17.0)	(121.0)
Net (loss) earnings from discontinued operations	(8.0)	5.0
Net earnings (loss) attributable to noncontrolling interests	—	(2.0)
Net loss attributable to Alight	(25.0)	(114.0)
BKFC
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We report our equity in the earnings or loss of BKFC on a three-month lag. Accordingly, our net loss for the three months ended March 31, 2025 and 2024 includes our equity in Black Knight Football’s losses for the three months ended December 31, 2024 and 2023, respectively.

	Three months ended December 31,
	2024	2023
	(In millions)
Total revenues	$71.3	$52.7
Operating loss	(13.1)	(26.6)
Losses of unconsolidated affiliates	(5.4)	(2.8)
Net loss attributable to BKFC	(21.4)	(31.9)
Equity Securities
Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following (losses) gains on equity securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net (losses) gains recognized during the period on equity securities	$(10.3)	$15.5
Less: net gains recognized during the period on equity securities sold, transferred or disposed during the period	—	9.3
Unrealized (losses) gains recognized during the reporting period on equity securities held at the reporting date	$(10.3)	$6.2
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of March 31, 2025 and December 31, 2024, we have $157.9 million and $159.9 million, respectively, recorded for such investments, which is included in Other long term investments and noncurrent assets on our Condensed Consolidated Balance Sheets. We have not recorded any material upward or downward adjustments to these investments due to price changes or impairments.
Note C — Fair Value Measurements
The fair value hierarchy established by the accounting standards on fair value measurements includes three levels, which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$126.2	$—	$—	$126.2
Equity securities:
Paysafe	38.6	—	—	38.6
Other	9.3	—	—	9.3
Total equity securities	47.9	—	—	47.9
Total assets	$174.1	$—	$—	$174.1

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$131.5	$—	$—	131.5
Short-term investments	6.2	—	—	6.2
Equity securities:
Paysafe	42.1	—	—	42.1
Other	14.1	—	—	14.1
Total equity securities	56.2	—	—	56.2
Total assets	$193.9	$—	$—	$193.9
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of March 31, 2025 and December 31, 2024. Additional information regarding the fair value of our investment portfolio is included in Note B - Investments.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

accounting standards as deemed appropriate. As of and for the periods ended March 31, 2025 and December 31, 2024, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2025 and December 31, 2024, of which we are not the primary beneficiary:

	March 31, 2025		December 31, 2024
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$266.1	$266.1	$244.4	$244.4
Other long term investments and non-current assets	6.3	6.3	4.4	4.4
Investments in Unconsolidated Affiliates
As of March 31, 2025 and December 31, 2024, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFC related to investment commitments associated with its acquisitions of interests in football clubs. These BKFC obligations total an estimated amount between $38.5 million and $70.0 million as of March 31, 2025. These obligations are potentially payable at various increments over the next three years and vary based on certain performance criteria. The underlying obligation of BKFC to fund these amounts is contingent on the exercise of certain investment options by BKFC or other parties. Cannae is required to fund such payments solely to the extent BKFC is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
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
We have adopted this ASU and as a result, we have disclosed those expenses for each reportable segment that are (1) regularly provided to the chief operating decision maker ("CODM"); (2) included in each reported measure of segment profit and loss; and (3) considered significant, including categories of expense and amounts. In addition, the segment table for the three months ended March 31, 2024 have been retrospectively revised to incorporate the additional information for reportable segments.
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
In the period ended March 31, 2025, we began accounting for our investment in D&B as a discontinued operation and no longer consider D&B a reportable segment. Segment information for the period ended March 31, 2024 has been recasted in the tables that follow to remove D&B as a reportable segment.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of March 31, 2025, Cannae has identified three reportable segments: Restaurant Group, Alight, and BKFC. The tables below provide information about the Company's segments, as well as an aggregation of all other non-reportable operating segments within the Corporate and Other category. For Alight and BKFC, which are accounted for as unconsolidated affiliates, the amounts presented in the tables below represent our portion of equity in losses and our investment balance that reconcile to our consolidated statements of operations and balance sheets, respectively. Refer to Note B - Investments for certain summarized gross amounts of the results of operations of these unconsolidated affiliates.
As of and for the three months ended March 31, 2025:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$99.1			$99.1	$—	$99.1
Other revenues	—			—	4.1	4.1
Total revenues	99.1			99.1	4.1	103.2
Expenses
Cost of revenue	91.0			91.0
Depreciation and amortization	2.4			2.4
Other segment items (1)	9.2			9.2
Interest expense	1.5			1.5
Equity in losses of unconsolidated affiliates	—	(1.9)	(10.4)	(12.3)
Net loss from continuing operations	$(5.0)	$(1.9)	$(10.4)	$(17.3)	$(21.4)	$(38.7)
Assets	$269.2	$369.5	$117.2	$755.9	$1,340.5	$2,096.4
Goodwill	53.4			53.4	—	53.4
As of and for the three months ended March 31, 2024:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$106.5			$106.5	$—	$106.5
Other revenues	—			—	4.2	4.2
Total revenues	106.5			106.5	4.2	110.7
Expenses
Cost of revenue	94.2			94.2
Depreciation and amortization	2.7			2.7
Other segment items (1)	12.4			12.4
Interest expense	1.3			1.3
Equity in losses of unconsolidated affiliates	—	(11.3)	(7.4)	(18.7)
Net loss from continuing operations	$(4.1)	$(11.3)	$(7.4)	$(22.8)	$(52.3)	$(75.1)
Assets	$284.1	$488.3	$121.8	$894.2	$1,715.6	$2,609.8
Goodwill	53.4			53.4	—	53.4
_____________________________________
(1) "Other segment items" includes restaurant corporate personnel costs, advertising, professional fees and recognized gains and losses, net.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
•Black Knight Football. This segment consists of our 44.3% ownership interest in BKFC. BKFC is a partnership led by Bill Foley that owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club founded in 1899, and a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club founded in 1926. On February 28, 2024, BKFC entered into a strategic partnership with, and acquired a minority ownership interest in, The Hibernian Football Club Limited, a Scottish Premiership football club founded in 1875. BKFC aims to grow into a leading, multi-club operator of football assets across the world. Our chief operating decision maker reviews the financial results of Black Knight Football for purposes of assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting; therefore, its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, the segment tables above for the three months ended March 31, 2025 and 2024 include our equity in losses of BKFC and complete results of Black Knight Football for the three months ended December 31, 2024 and 2023.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended March 31,
		2025	2024
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$99.1	$106.5
Total restaurant revenue		99.1	106.5
Other operating revenue:
Real estate and resort	Corporate and other	4.0	4.1
Other	Corporate and other	0.1	0.1
Total other operating revenue		4.1	4.2
Total operating revenues		$103.2	$110.7
Restaurant revenue consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2025	December 31, 2024
	(In millions)
Trade receivables, net	$5.3	$8.1
Deferred revenue (contract liabilities)	14.3	16.2
Trade receivables, net are included in Other current assets on our Condensed Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenues of $1.3 million and $1.5 million was recognized in the three months ended March 31, 2025 and 2024, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	March 31, 2025	December 31, 2024
	(In millions)
2020 Margin Facility	$101.0	$101.0
FNF Revolver	47.5	59.7
Other	22.1	20.3
Notes payable, total	$170.6	$181.0
Less: Notes payable, current	102.0	61.0
Notes payable, long term	$68.6	$120.0
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
We expect to be required to repay the entire balance under the 2020 Margin Facility upon closing of the D&B Sale. The D&B Sale is expected to close in the third quarter of 2025. Accordingly, we have classified the balance under the 2020 Margin Facility as a current liability on our Condensed Consolidated Balance Sheet as of March 31, 2025.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of March 31, 2025, there was an outstanding balance of $101.0 million under the 2020 Margin Facility which incurred interest at 7.68%, $49.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for borrowings.
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
On March 20, 2025, the FNF Revolver was amended to (i) reduce the borrowing capacity to $47.5 million, (ii) change the interest rate to a fixed rate of 5.0% per annum, and (3) extend the maturity date to November 17, 2030 with the maturity date automatically extended for additional one-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. In the three months ended March 31, 2025, the Company also sold real estate to FNF in exchange for a $12.2 million reduction of outstanding principal under the FNF Revolver.
As of March 31, 2025, there was a $47.5 million outstanding principal amount which incurred interest at 5.0% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at March 31, 2025 are as follows (in millions):

2025 (remaining)	$102.3
2026	15.2
2027	0.2
2028	2.0
2029	0.1
Thereafter	51.0
Total	$170.8
At March 31, 2025, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under "dram shop" laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. Our Restaurant Group companies are also subject to compliance with extensive government laws and regulations related to

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

employment practices and policies and the manufacture, preparation, and sale of food and alcohol. We may also become subject to lawsuits and other proceedings, as well as card network fines and penalties arising out of the actual or alleged theft of our customers' credit or debit card information.
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of March 31, 2025 and December 31, 2024, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2025 to determine the amount of the obligations. Purchase obligations as of March 31, 2025 are as follows (in millions):

2025 (remaining)	$34.0
2026	7.3
2027	4.1
2028	2.1
2029	—
Thereafter	—
Total purchase commitments	$47.5
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2025	2024
	(In millions)
Cash paid during the period:
Interest	$3.2	$2.2
Income taxes	—	0.5
Non-cash investing and financing activities:
Equity in Fulfillment received as consideration in the WD Transaction	6.8	—
Exchange of real estate as repayment of debt	(12.2)	—
Investment in JANA paid through reissuance of common stock from treasury	—	44.0
Difference between the historical cost of treasury stock and fair value upon reissuance for investment in JANA	—	(6.8)
Note J — Discontinued Operations
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet announced the D&B Sale. As a result of the pending transaction, it was determined that Dun & Bradstreet should be presented as a discontinued operation in our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2025. We continue to exert significant influence over D&B; therefore, we

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

continue to account for this investment under the equity method of accounting. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation, we marked our investment in D&B to the fair market value implied by the stock price as of March 31, 2025 and recorded an impairment of $68.1 million in the three months ended March 31, 2025, which is included in Net losses from discontinued operations, net of tax on our Condensed Consolidated Statement of Operations.
A reconciliation of the operations of D&B to the Condensed Consolidated Statement of Operations is presented below:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Other income (expense):
Recognized losses	$(71.7)	$(13.5)
Equity in losses of unconsolidated affiliates	(4.6)	(6.3)
Loss from discontinued operations before income taxes	(76.3)	(19.8)
Income tax benefit	—	(3.1)
Net loss from discontinued operations, net of tax	$(76.3)	$(16.7)
Assets of discontinued operations held for sale on our Condensed Consolidated Balance Sheets represents our investment in Dun & Bradstreet accounted for under the equity method of accounting and is summarized below:

	March 31, 2025	December 31, 2024
	(In millions)
Dun & Bradstreet	$617.3	$691.9
We expect the D&B Sale to close in the third quarter of 2025, subject to Dun & Bradstreet shareholder approval, regulatory clearances and other customary closing conditions. Accordingly, we have classified our investment in D&B within current assets of discontinued operations held for sale in our Condensed Consolidated Balance Sheet as of March 31, 2025.
Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Statements of Operations is presented below:

	Three months ended March 31,
	2025	2024
	(In millions)
Total revenues	$579.8	$564.5
Operating income	35.3	16.6
Loss before income taxes	(14.8)	(67.0)
Net loss	(14.8)	(21.9)
Net income attributable to noncontrolling interest	1.0	1.3
Net loss attributable to Dun & Bradstreet	(15.8)	(23.2)
For the three months ended March 31, 2025 and 2024 we received quarterly dividends from D&B in the amount of $3.5 million and $4.0 million, respectively, which are included in Distributions from investments in unconsolidated affiliates on the Condensed Consolidated Statements of Cash Flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including but not limited to: changes in general economic, business and political conditions, including among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs on goods, and supply chain disruptions; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; risks related to the externalization of certain of our management functions to our Manager; the occurrence of any event, change or other circumstances that could give rise to the termination or inability to complete the D&B Sale; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") and other filings with the Securities Exchange Commission ("SEC").
Unless the context indicates otherwise, as used herein, the terms "we," "us," "our," "Cannae," or the "Company" refer collectively to Cannae Holdings, Inc., and its subsidiaries.
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
We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal 2025. These factors include, among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs on goods, and supply chain disruptions. In light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us.
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
On March 24, 2025, Dun & Bradstreet announced the D&B Sale. As a result of the pending transaction, management determined that Dun & Bradstreet should be presented as a discontinued operation in our Condensed Consolidated Financial

Statements as of and for the three months ended March 31, 2025. As of March 31, 2025, the fair value of our ownership interest in Dun & Bradstreet based on quoted market prices was $617.3 million and the book value of our recorded asset for D&B was $685.4 million. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation and in accordance with the accounting requirements, we marked our investment in D&B to the fair market value implied by the stock price as of March 31, 2025 and recorded an impairment of $68.1 million in the three months ended March 31, 2025.
As of March 31, 2025, the fair value of our ownership interest in Alight based on quoted market prices was $240.0 million and the book value of our recorded asset for Alight was $369.5 million. While the fair value of our investment in Alight is below our book value as of March 31, 2025, there are other indicators that our investment is not other than temporarily impaired as of March 31, 2025. The fair value of our investment in Alight has been below the book value for approximately 11 months. Alight recently completed the sale of the Payroll & Professional Services Business and used a portion of the proceeds to pay off a significant portion of its debt, improving its' capital strength. Alight has consistently reported strong gross profit and operating cash flows subsequent to our initial investment and implemented a dividend to shareholders in 2024. Due to these factors, we consider the decline in fair value to be temporary as of March 31, 2025. Though we do not currently believe our investment in Alight is other than temporarily impaired, because the fair value is below the book value of our investment as of March 31, 2025, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of March 31, 2025, we had a net deferred tax asset of $55.0 million, which is primarily attributable to temporary differences for our investments in unconsolidated affiliates held through partnerships. In the three months ended March 31, 2025, we recorded an additional valuation allowance of $28.3 million on the Company's federal net operating loss ("NOL") carryforwards, state net operating loss carryforwards, and certain deferred taxes related to our investments. In the first quarter of 2025 it was determined that due to the current market and investee-specific conditions, the ability to utilize the entirety of our deferred tax asset related to investments was less likely than prior periods. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2024, the Company was in a cumulative book loss position. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of March 31, 2025, the Company has a federal valuation allowance of $74.2 million representing a full valuation allowance on its federal NOL carryforwards and certain other deferred taxes related to our ownership interests where it is not more likely than not that the tax benefit will be realized. Additionally, a state valuation allowance of $6.9 million has been recorded representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our remaining deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record an additional valuation allowance on its net deferred tax asset in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2025	2024
	(In millions)
Revenues:
Restaurant revenue	$99.1	$106.5
Other operating revenue	4.1	4.2
Total operating revenues	103.2	110.7
Operating expenses:
Cost of restaurant revenue	91.0	94.2
Personnel costs	14.2	23.2
Depreciation and amortization	3.1	3.3
Other operating expenses	16.3	30.6
Total operating expenses	124.6	151.3
Operating loss	(21.4)	(40.6)
Other income (expense):
Interest, investment and other income	1.4	2.1
Interest expense	(3.8)	(2.6)
Recognized gains, net	7.2	4.9
Total other income, net	4.8	4.4
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(16.6)	(36.2)
Income tax expense	20.2	56.5
Loss before equity in (losses) earnings of unconsolidated affiliates	(36.8)	(92.7)
Equity in (losses) earnings of unconsolidated affiliates	(1.9)	17.6
Net loss from continuing operations	(38.7)	(75.1)
Net loss from discontinued operations, net of tax	(76.3)	(16.7)
Net loss	(115.0)	(91.8)
Less: Net loss attributable to non-controlling interests	(2.0)	(1.9)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(113.0)	$(89.9)
For the Three Months Ended March 31, 2025 and 2024
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The material changes in revenues, expenses and pre-tax loss for the three months ended March 31, 2025 and 2024 are discussed in further detail at the segment level below.
Revenues
Restaurant sales include food and beverage sales are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
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
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates increased (decreased loss) $19.6 million, or 54.1%, in the three months ended March 31, 2025 compared to the corresponding period in 2024.
Income Taxes
Income tax expense was $20.2 million and $56.5 million in the three-month periods ended March 31, 2025 and 2024, respectively. Our effective tax rate was (121.7)% and (156.1)% in the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended March 31, 2025 compared to the corresponding period in 2024 is primarily attributable to the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax losses and the recording of valuation allowances.
Equity in (Losses) Earnings of Unconsolidated Affiliates
Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Alight	(1.9)	(11.3)
BKFC	(10.4)	(7.4)
CSI	15.7	40.9
Watkins	(4.7)	—
JANA	2.4	—
Other	(3.0)	(4.6)
Total	$(1.9)	$17.6

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2025	2024
	(In millions)
Revenue
Restaurant revenue	$99.1	$106.5
Total operating revenues	99.1	106.5
Operating expenses:
Cost of restaurant revenue	91.0	94.2
Personnel costs	4.1	6.0
Depreciation and amortization	2.4	2.7
Other operating expenses	5.3	6.7
Total operating expenses	102.8	109.6
Operating loss	(3.7)	(3.1)
Other income (expense):
Interest expense	(1.5)	(1.3)
Recognized gains, net	0.2	0.3
Total other expense	(1.3)	(1.0)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	$(5.0)	$(4.1)
For the Three Months Ended March 31, 2025
Total revenues for the Restaurant Group segment decreased $7.4 million, or 6.9%, in the three months ended March 31, 2025, compared to the corresponding period in 2024.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 14.9% and 0.3%, respectively, in the three months ended March 31, 2025 compared to the corresponding period in 2024. The decrease is primarily attributable to a decrease in guest counts, partially offset by an increase in the average amount spent by guests each visit.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenue in the period. Cost of restaurant revenue as a percentage of Restaurant revenue was 91.8% and 88.5% in the three months ended March 31, 2025 and 2024, respectively. The increase was primarily attributable to inflation of commodities, including items like beef and poultry, in the three months ended March 31, 2025.

Alight
As of March 31, 2025, we own approximately 7.6% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,
	2025	2024
	(In millions)
Total revenues	$548.0	$559.0
Gross profit	171.0	182.0
Net loss from continuing operations	(17.0)	(121.0)
Net (loss) earnings from discontinued operations	(8.0)	5.0
Net earnings (loss) attributable to noncontrolling interests	—	(2.0)
Net loss attributable to Alight	(25.0)	(114.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of March 31, 2025, we own approximately 44.3% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting; therefore, its results do not consolidate into ours. We report our equity in the earnings or loss of BKFC on a three-month lag, and accordingly, our net loss for the three months ended March 31, 2025 and 2024 includes our equity in Black Knight Football’s losses for the three months ended December 31, 2024 and 2023, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended December 31,
	2024	2023
	(In millions)
Total revenues	$71.3	$52.7
Operating loss	(13.1)	(26.6)
Losses of unconsolidated affiliates	(5.4)	(2.8)
Net loss attributable to BKFC	(21.4)	(31.9)
Black Knight Football's total revenue is primarily attributable to Premier League media rights revenue earned by AFCB and matchday and sponsorship revenue. Total revenues for Black Knight Football increased $18.6 million, or 35.3%, in the three months ended December 31, 2024, compared to the corresponding period in 2023. The increase in revenue was primarily attributable to an increase in matchday and sponsorship revenue. Operating loss decreased $13.5 million in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily attributable to the increase in revenue, partially offset by increased personnel costs.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2025	2024
	(In millions)
Revenues:
Other operating revenue	$4.1	$4.2
Operating expenses:
Personnel costs	10.1	17.2
Depreciation and amortization	0.7	0.6
Other operating expenses	11.0	23.9
Total operating expenses	21.8	41.7
Operating loss	(17.7)	(37.5)
Other income (expense):
Interest, investment and other income	1.4	2.1
Interest expense	(2.3)	(1.3)
Recognized gains (losses), net	7.0	4.6
Total other (expense) income	6.1	5.4
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	$(11.6)	$(32.1)
For the Three Months Ended March 31, 2025
Personnel costs decreased $7.1 million in the three months ended March 31, 2025, compared to the corresponding period in 2024. The change in personnel costs was primarily driven by a decrease in success bonuses paid related to our sales of shares of Dayforce in 2024, partially offset by increased stock-based compensation expense in 2025.
Other operating expenses decreased $12.9 million in the three months ended March 31, 2025 compared to the prior year period. The decrease in the three-month period was primarily attributable to decreased fees paid to Trasimene.
Recognized gains, net in our Corporate and Other segment consists of the following:

	Three months ended March 31,
	2025	2024
	(In millions)
Dayforce fair value adjustments	$—	$7.9
Paysafe fair value adjustments	(3.5)	7.6
Other fair value adjustments	(4.8)	—
WD Transaction	15.0	—
Other, net	0.3	(10.9)
Recognized gains, net	$7.0	$4.6
Discontinued Operations
As a result of the pending D&B Sale, the financial results of D&B have been reclassified to discontinued operations. See Note J to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further details on the amounts included in discontinued operations for all periods presented.
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments, including the JANA Investment and our commitments to invest $25.0 million in BKFC and $30.0 million in funds of JANA. On May 8, 2025, our Board declared cash dividends of $0.12 per share, payable on June 30, 2025, to Cannae common shareholders of record as of June 16, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow over the short and long term are expected to include stock repurchases and debt repayments.
As of March 31, 2025, we had cash and cash equivalents of $126.2 million, of which $109.9 million was cash held by the corporate holding company, and $49.0 million of immediate capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility.
We received $80.5 million of proceeds from sales of D&B shares in May 2025 and expect to receive additional cash proceeds of $549.4 million upon closing of the D&B Sale. The D&B Sale is expected to close in the third quarter of 2025. Upon our sale of our remaining shares of D&B in the D&B Sale, we expect to be required to pay off the balance outstanding under our 2020 Margin Facility which was $101.0 million as of March 31, 2025.
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
Cash Flows for the Three Months Ended March 31, 2025
Operating Cash Flow. Our cash flows provided by (used in) operations for the three months ended March 31, 2025 and 2024 totaled $9.1 million and $(36.0) million, respectively. The increase in cash provided by operations of $45.1 million is primarily attributable to tax refunds received and lower operating expenses in the 2025 period compared to the 2024 period.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the three months ended March 31, 2025 and 2024 were $(7.0) million and $194.5 million, respectively. The decrease in cash provided by investing activities of $201.5 million in the 2025 period from the 2024 period is primarily attributable to less proceeds from sales of investments and a decrease in new investments made in the 2025 period compared to the 2024 period.
Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2025 and 2024 were $7.4 million and $26.4 million, respectively. The decrease in cash used in financing activities of $19.0 million is primarily attributable to the partial repayment of the FNF Revolver in the three months ended March 31, 2024 partially offset by the dividends paid in the three months ended March 31, 2025.
Financing Arrangements. For a description of our financing arrangements, see Note G - Notes Payable included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2024 included in our Annual Report.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2025 to determine the amount of these obligations.
Restaurant Group financing obligations include its agreements to lease its corporate office and certain restaurant equipment, which are accounted for as failed sale and leaseback transactions.

As of March 31, 2025, our required future payments relating to these contractual obligations were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Operating lease payments	$18.8	$24.3	$22.6	$20.6	$17.6	$111.0	$214.9
Unconditional purchase obligations	34.0	7.3	4.1	2.1	—	—	47.5
Notes payable	102.3	15.2	0.2	2.0	0.1	51.0	170.8
Fees payable to Manager	12.4	14.2	3.8	—	—	—	30.4
Restaurant Group financing obligations	0.3	0.4	0.4	0.3	0.3	—	1.7
Total	$167.8	$61.4	$31.1	$25.0	$18.0	$162.0	$465.3
On May 12, 2025, we entered into the MSA Termination Agreement. See Note A to our Condensed Consolidated Financial Statements for discussion of changes in the timing of the fees payable to the Manager which occurred subsequent to March 31, 2025.
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
We did not repurchase any shares of Cannae common stock pursuant to the 2022 Repurchase Program during the three months ended March 31, 2025. Since the original commencement of the 2022 Repurchase Program through market close on March 31, 2025, we have repurchased a total of 7,704,537 shares of Cannae common stock for approximately $151.0 million in the aggregate, or an average of $19.59 per share. As of the date of this Quarterly Report, there are 2,295,463 shares available for repurchase under the 2022 Repurchase Program.
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
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. We have not made any purchases under the 2025 Repurchase Program. As of the date of this Quarterly Report, there are 10.0 million shares available for repurchase under the 2025 Repurchase Program.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended March 31, 2025, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 are hereby incorporated by reference. In addition, we identified the following additional risk.
We are currently the subject of a proxy contest, which could distract our management, disrupt our operations, result in incremental costs and adversely affect our results of operations, financial condition and stock price.

Our Board and management value constructive input from our shareholder and are committed to acting in the best interests of all of our shareholders. However, we may be subject to actions or proposals from shareholders or others that may not align with the Company’s business strategies or the interests of our other shareholders.

We have recently received notice of a proxy solicitation effort by a shareholder seeking to nominate directors to our Board and influence the outcome of our upcoming annual meeting. This proxy contest could result in a change in the composition of our Board or executive officers and potentially alter our corporate governance or strategic direction.
A proxy contest can be disruptive and costly, even if unsuccessful. It may divert the attention of our Board and management from their regular duties and the execution of our business strategy. In addition, responding to a proxy contest could require significant time and expense, including legal and advisory fees, which could negatively impact our financial condition.
If the dissident shareholder is successful in its efforts, it may result in uncertainty regarding our future plans and policies and in potential material obligations. Any resulting changes to our Board, executive officers or strategic direction could also be viewed negatively by the market, employees, customers, or other stakeholders, which may lead to increased stock price volatility, a loss of key personnel, or disruptions in our business relationships.
Furthermore, public disputes with activist shareholders may damage our reputation, strain relationships with investors, and increase the risk of future shareholder activism.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1†
Employment Agreement between Cannae Holdings, Inc. and Peter T. Sadowski, effective as of March 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2025).

10.2†
Amended and Restated Employment Agreement between Cannae Holdings, Inc. and William P. Foley II, effective as of March 17, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 17, 2025).

10.3	Second Amendment to Amended and Restated Revolver Note, dated as of March 20, 2025, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc.

10.4
Voting and Support Agreement, dated March 25, 2025, by and among Dun & Bradstreet Holdings, Inc., Denali Intermediate Holdings, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 23, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2^	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS‡	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith.
^ Furnished, not filed.
‡ The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2025	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Chief Financial Officer (Principal Financial and Accounting Officer)