Form 10-Q
period 2025-06-30
Cannae Holdings, Inc.
filed 2025-08-11
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2025 there were 56,014,815 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2025
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$66.7	$131.5
Short-term investments	—	6.2
Other current assets	17.9	23.5
Income taxes receivable	10.9	35.7
Assets of discontinued operations held for sale - see Note J	528.0	—
Total current assets	623.5	196.9
Investments in unconsolidated affiliates	629.9	764.9
Equity securities, at fair value	39.2	56.2
Lease assets	131.7	136.0
Property and equipment, net	53.0	61.8
Goodwill	53.4	53.4
Deferred tax asset	55.0	73.9
Other intangible assets, net	14.1	15.1
Other long-term investments and non-current assets	186.0	178.8
Noncurrent assets of discontinued operations held for sale - see Note J	—	691.9
Total assets	$1,785.8	$2,228.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$89.4	$54.8
Lease liabilities, current	15.0	14.5
Deferred revenue	13.4	16.2
Notes payable, current	106.7	61.0
Total current liabilities	224.5	146.5
Lease liabilities, long-term	129.5	134.6
Notes payable, long-term	61.7	120.0
Accounts payable and other accrued liabilities, long-term	13.4	12.5
Total liabilities	429.1	413.6
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2025 and December 31, 2024; issued of 94,699,590 and 94,328,322 shares as of June 30, 2025 and December 31, 2024, respectively, and outstanding of 57,788,396 and 62,789,542 shares as of June 30, 2025 and December 31, 2024, respectively (excluding the 2,413,357 shares subject to possible redemption)	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Retained earnings	200.1	567.1
Additional paid-in capital	2,035.4	2,013.3
Less: Treasury stock, 36,911,194 and 31,538,780 shares as of June 30, 2025 and December 31, 2024, respectively, at cost	(838.6)	(724.7)
Accumulated other comprehensive loss	(15.5)	(19.2)
Total Cannae shareholders' equity	1,381.4	1,836.5
Noncontrolling interests	(24.7)	(21.2)
Total equity	1,356.7	1,815.3
Total liabilities and equity	$1,785.8	$2,228.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues:
Restaurant revenue	$101.9	$107.6	$201.0	$214.1
Other operating revenue	8.3	10.4	12.4	14.6
Total operating revenues	110.2	118.0	213.4	228.7
Operating expenses:
Cost of restaurant revenue	90.8	92.1	181.8	186.3
Personnel costs	36.2	19.2	50.4	42.4
Depreciation and amortization	3.0	3.4	6.1	6.7
Other operating expenses	41.1	26.3	57.4	56.9
Total operating expenses	171.1	141.0	295.7	292.3
Operating loss	(60.9)	(23.0)	(82.3)	(63.6)
Other income (expense):
Interest, investment and other income	4.8	0.7	6.2	2.8
Interest expense	(3.3)	(2.0)	(7.1)	(4.6)
Recognized losses, net	(76.2)	(145.9)	(69.0)	(141.0)
Total other income (expense)	(74.7)	(147.2)	(69.9)	(142.8)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(135.6)	(170.2)	(152.2)	(206.4)
Income tax (benefit) expense	(1.8)	(35.9)	18.4	20.6
Loss before equity in (losses) earnings of unconsolidated affiliates	(133.8)	(134.3)	(170.6)	(227.0)
Equity in (losses) earnings of unconsolidated affiliates	(95.7)	(14.6)	(97.6)	3.0
Net loss from continuing operations	(229.5)	(148.9)	(268.2)	(224.0)
Net loss from discontinued operations, net of tax - see Note J	(11.0)	(6.1)	(87.3)	(22.8)
Net loss	(240.5)	(155.0)	(355.5)	(246.8)
Less: Net loss attributable to noncontrolling interests	(1.7)	—	(3.7)	(1.9)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(238.8)	$(155.0)	$(351.8)	$(244.9)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(227.8)	$(148.9)	$(264.5)	$(222.1)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	(11.0)	(6.1)	(87.3)	(22.8)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(238.8)	$(155.0)	$(351.8)	$(244.9)

Earnings per share
Basic
Net loss per share from continuing operations	$(3.75)	$(2.39)	$(4.30)	$(3.34)
Net loss per share from discontinued operations	(0.18)	(0.10)	(1.42)	(0.34)
Net loss per share	$(3.93)	$(2.49)	$(5.72)	$(3.68)
Diluted
Net loss per share from continuing operations	$(3.75)	$(2.39)	$(4.30)	$(3.34)
Net loss per share from discontinued operations	(0.18)	(0.10)	(1.42)	(0.34)
Net loss per share	$(3.93)	$(2.49)	$(5.72)	$(3.68)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	60.8	62.2	61.5	66.5
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	60.8	62.2	61.5	66.5
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss	$(240.5)	$(155.0)	$(355.5)	$(246.8)
Other comprehensive earnings (loss), net of tax:
Unrealized earnings (loss) of investments in unconsolidated affiliates (1)	2.8	(1.1)	0.5	(1.8)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	3.0	—	3.2	4.1
Other comprehensive earnings (loss)	5.8	(1.1)	3.7	2.3
Comprehensive loss	(234.7)	(156.1)	(351.8)	(244.5)
Less: Comprehensive loss attributable to noncontrolling interests	(1.7)	—	(3.7)	(1.9)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(233.0)	$(156.1)	$(348.1)	$(242.6)
_________________________________

(1)Net of income tax expense (benefit) of $0.7 million and $(0.3) million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $(0.5) million for the six months ended June 30, 2025 and 2024, respectively.
(2)Net of income tax expense of $0.8 million for the three months ended June 30, 2025 and $0.9 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2024	94.2	$—	$1,984.7	$804.6	$(16.5)	21.8	$(490.5)	$(17.2)	$2,265.1
Other comprehensive loss — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.1)	—	—	—	(1.1)
Treasury stock repurchases	—	—	—	—	—	10.0	(231.1)	—	(231.1)
Stock-based compensation, consolidated subsidiaries	—	—	7.9	—	—	—	—	—	7.9
Stock-based compensation, unconsolidated affiliates	—	—	5.3	—	—	—	—	—	5.3
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(155.0)	—	—	—	—	(155.0)
Balance, June 30, 2024	94.2	$—	$1,997.9	$642.0	$(17.6)	31.8	$(721.6)	$(17.2)	$1,883.5

Balance, March 31, 2025	94.7	$—	$2,021.0	$446.5	$(21.3)	31.9	$(726.3)	$(23.2)	$1,696.7
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	2.8	—	—	—	2.8
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	3.0	—	—	—	3.0
Treasury stock repurchases	—	—	—	—	—	5.7	(112.3)	—	(112.3)
Vesting of shares held in trust	—	—	—	—	—	(0.7)	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	11.2	—	—	—	—	—	11.2
Stock-based compensation, unconsolidated affiliates	—	—	3.2	—	—	—		—	3.2
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(238.8)	—	—	—	(1.7)	(240.5)
Balance, June 30, 2025	94.7	$—	$2,035.4	$200.1	$(15.5)	36.9	$(838.6)	$(24.7)	$1,356.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.5	$(533.9)	$(15.3)	$2,309.2
Other comprehensive loss — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.8)	—	—	—	(1.8)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	4.1			—	4.1
Treasury stock repurchases	—	—	—	—	—	10.0	(231.1)	—	(231.1)
Issuance of restricted stock and shares held in trust	1.4	—	—	—	—	1.2	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation, consolidated subsidiaries	—	—	11.3	—	—	—	—	—	11.3
Stock-based compensation, unconsolidated affiliates	—	—	9.6	—	—	—	—	—	9.6
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(244.9)	—	—	—	(1.9)	(246.8)
Balance, June 30, 2024	94.2	$—	$1,997.9	$642.0	$(17.6)	31.8	$(721.6)	$(17.2)	$1,883.5

Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	0.5	—	—	—	0.5
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.2	—	—	—	3.2
Treasury stock repurchases	—	—	—	—	—	5.7	(112.3)	—	(112.3)
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.3	—	—	—
Vesting of shares held in trust	—	—	—	—	—	(0.7)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, consolidated subsidiaries	—	—	14.9	—	—	—	—	—	14.9
Stock-based compensation, unconsolidated affiliates	—	—	7.2	—	—	—	—	—	7.2
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	(15.2)	—	—	—	—	(15.2)
Net loss	—	—	—	(351.8)	—	—	—	(3.7)	(355.5)
Balance, June 30, 2025	94.7	$—	$2,035.4	$200.1	$(15.5)	36.9	$(838.6)	$(24.7)	$1,356.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(355.5)	$(246.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6.1	6.7
Equity in losses (earnings) of unconsolidated affiliates	97.6	(3.0)
Distributions from investments in unconsolidated affiliates	3.1	1.1
Recognized losses and asset impairments, net	69.0	141.7
Lease asset amortization	6.8	6.7
Stock-based compensation expense	14.9	11.3
Net loss from discontinued operations - see Note J	87.3	22.8
Changes in assets and liabilities:
Other assets	2.9	5.9
Lease liabilities	(7.7)	(7.5)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	20.3	(5.0)
Income taxes	42.7	19.9
Net cash used in operating activities	(12.5)	(46.2)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	—	208.0
Additions to property and equipment and other intangible assets	(3.9)	(2.9)
Proceeds from sales of property and equipment	1.7	3.4
Proceeds from sale of investments in unconsolidated affiliates	103.1	100.9
Additional investments in unconsolidated affiliates	(30.1)	(33.9)
Purchases of other long-term investments	(7.0)	(38.1)
Distributions from investments in unconsolidated affiliates	7.5	8.4
Purchases of short-term investment securities	—	(64.6)
Proceeds from sale and maturity of short-term investment securities	6.2	71.3
Net cash provided by investing activities	77.5	252.5
Cash flows from financing activities:
Borrowings	0.6	0.4
Debt service payments	(0.7)	(27.7)
Other activity in non-controlling interests	0.2	—
Payment for vested shares withheld for taxes and in treasury	(1.6)	(0.6)
Dividends paid	(15.4)	(7.5)
Treasury stock repurchases	(112.9)	(231.4)
Net cash used in financing activities	(129.8)	(266.8)
Net decrease in cash and cash equivalents	(64.8)	(60.5)
Cash and cash equivalents at beginning of period	131.5	106.2
Cash and cash equivalents at end of period	$66.7	$45.7
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of June 30, 2025 include our ownership interests in Dun & Bradstreet Holdings, Inc. ("Dun & Bradstreet" or "D&B"); Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC", formerly known as Black Knight Football and Entertainment, LP); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins Holdings"); JANA Partners Capital, LLC and JANA Partners Management, LP (together, "JANA" or "JANA Partners"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements (See Note B - Investments and Note C - Fair Value Measurements), and the valuation allowance recorded on our federal net operating loss ("NOL") carryforwards, state net operating loss carryforwards, and certain deferred taxes related to our investments (See Income Taxes in this Note A). Actual results could differ from estimates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (the "D&B Sale"). Under the terms of the agreement, D&B shareholders will receive $9.15 in cash for each share of common stock they own upon closing of the D&B Sale. The transaction is expected to close in the third quarter of 2025, subject to regulatory clearances and other customary closing conditions.
In conjunction with the D&B Sale, Cannae entered into a Voting and Support Agreement with Dun & Bradstreet pursuant to which Cannae agreed to vote the 69,048,691 shares of D&B common stock, par value $0.0001 per share, for which the Company was then the beneficial owner (the "Owned Shares") in favor of the D&B Sale. Pursuant to the Voting and Support Agreement, the Company has also agreed not to take certain actions, including (i) tendering any Owned Shares into any tender or exchange offer, (ii) transferring any Owned Shares (subject to certain exceptions), (iii) granting any proxies or powers of attorney or (iv) taking any action that would make any representation or warranty by the Company contained in the Voting and Support Agreement untrue or incorrect in any material respect or have the effect of preventing or disabling the Company from performing its obligations under the Voting and Support Agreement in any material respect. Under the Voting and Support Agreement, the Company is permitted to sell up to 10.0 million of the Owned Shares prior to completion of the D&B Sale or termination of the merger agreement entered into by D&B related to the D&B Sale in accordance with its terms.
As a result of the D&B Sale, we present our investment in Dun & Bradstreet as a discontinued operation and assets held for sale in our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2025 and all prior periods have been recast to reflect our investment in D&B as a discontinued operation and held for sale. See Note J - Discontinued Operations for further discussion of our accounting for our ownership interest in D&B.
During the second quarter, we sold 10.0 million shares of common stock of D&B and Cannae received proceeds of $89.5 million. As of June 30, 2025, we owned 59.0 million shares of D&B, which represented approximately 13.2% of its outstanding common stock.
Black Knight Football
During the six months ended June 30, 2025, we invested $25.0 million in BKFC and as of June 30, 2025, we held a 42.5% ownership interest. We have committed to invest an additional $25.0 million in BKFC and expect to fund the investment in the third quarter 2025. See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
Other Developments
In January 2025, WineDirect, Inc. completed the spin-off of its fulfillment division as WineDirect Fulfillment, LLC ("Fulfillment") and sold its E-commerce division (the "WD Transaction"). As a result of the WD Transaction, we received $20.4 million in proceeds including $13.6 million of cash and a 21.6% ownership interest in Fulfillment valued at $6.8 million. We recorded a new investment in Fulfillment of $6.8 million in Investments in unconsolidated affiliates in our Condensed Consolidated Balance Sheet and a $15.0 million gain which is included in Recognized gains, net on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2025.
On August 3, 2022, our Board authorized a three-year stock repurchase program (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The 2022 Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the three and six months ended June 30, 2025, we repurchased a total of 2,295,463 shares of Cannae common stock for approximately $42.1 million in the aggregate, or an average of $18.33 per share under the 2022 Repurchase Program.
On October 29, 2023, our Board authorized a stock repurchase program (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2023 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. During the three and six months ended June 30, 2025, we repurchased a total of 3,492,076 shares of Cannae common stock for approximately $69.4 million in the aggregate, or an average of $19.87 per share under the 2023 Repurchase Program. From July 1, 2025 through August 8, 2025, we repurchased an additional 1,780,319 shares of Cannae common stock for approximately $37.7 million in the aggregate, or an average of $21.18 per share, pursuant to the 2023 Repurchase Program.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program or the 2023 Repurchase Program.
On May 12, 2025, Cannae entered into an agreement to acquire an additional 30% ownership interest in JANA Partners in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners achieves certain Assets Under Management thresholds (the "JANA Investment"). The transaction is expected to close in the third quarter of 2025 and will result in the Company having a 50% total ownership interest in JANA Partners.
On May 12, 2025, Cannae, Cannae LLC and the Manager (Cannae, Cannae LLC and the Manager collectively, the "Parties"), entered into that certain Management Services Agreement Termination Agreement (the "MSA Termination Agreement"). As previously disclosed, on February 26, 2024, the Parties entered into that certain Third Amended and Restated Management Services Agreement among the Parties (the "MSA"), which provided for a termination of the MSA by the Company effective June 30, 2027, unless terminated earlier by the Company. The MSA also, among other items, (i) reduced the management fee to a fixed amount of $7.6 million annually effective beginning July 2, 2024 and (ii) provided for payment of the $20.0 million termination fee due under the MSA to be paid by the Company to the Manager in installments of $6.7 million annually over the three-year period ending July 1, 2026. Mr. Foley holds a majority interest in the Manager and therefore has an indirect interest in the MSA. The MSA Termination Agreement terminated the MSA in its entirety as of May 12, 2025 without any further obligations or liabilities other than certain obligations relating to the continued indemnification and limitation on liability and the remaining obligations of the Company and/or Cannae LLC, as applicable, to pay the Manager: (i) an amount of $0.6 million in each month from May to December 2025, representing each of the unpaid monthly Management Fees (as defined in the MSA) that would have been due to the Manager through December 31, 2025; (ii) on January 1, 2026, $11.4 million, representing the aggregate remaining unpaid monthly Management Fees that would have been due to the Manager from January 1, 2026 through June 30, 2027; (iii) on July 1, 2025, $6.7 million, representing the second installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on such date; and (iv) on July 1, 2026, $6.6 million, representing the final installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on July 1, 2026.
On May 12, 2025, William P. Foley transitioned from his roles as Chief Executive Officer, Chief Investment Officer and Chairman of the Board of the Company and now serves as the Board's non-executive Vice Chairman pursuant to a director services agreement (the "DSA"). Doug Ammerman was appointed as Chairman of the Board and Ryan R. Caswell, the Company’s former President, now serves as the Company’s Chief Executive Officer, also effective as of May 12, 2025. In connection with the change in Mr. Foley's employment and as described in Mr. Foley’s original employment agreement, Mr. Foley received a lump-sum payment of $17.2 million, and all of Mr. Foley’s outstanding but unvested equity awards were accelerated in the second quarter of 2025.
The following dividends were declared by our Board in 2025:

Declaration Date	Record Date	Payment Date	Dividends Per Share
May 8, 2025	June 16, 2025	June 30, 2025	$0.12
August 7, 2025	September 16, 2025	September 30, 2025	$0.15
Related Party Transactions
During the three and six months ended June 30, 2025, we incurred management fee expenses with our Manager of $17.1 million and $19.0 million, respectively, and during the three and six months ended June 30, 2025, we incurred $8.3 million and $9.9 million of termination fees with our Manager. During the three and six months ended June 30, 2024, we incurred management fee expenses with our Manager of $9.1 million and $18.2 million, respectively, and during the three and six months ended June 30, 2024, we incurred $4.3 million and $6.6 million, respectively, of termination fees with our Manager. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
See information under the header Put Right below for discussion of the accounting for the potential repurchase of our common stock pursuant to a provision of the DSA.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2025 and 2024, shares of restricted stock outstanding were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be antidilutive due to net losses.

Put Right

On May 12, 2025, we entered into the DSA and pursuant to a provision therein, we agreed to repurchase half of the common stock beneficially owned by the director at the greater of $19.50 per share of common stock or 20% in excess of the trading price of our common stock at the time such shares are sold back to the Company (the "Put Right"). The Put Right can be exercised at the option of the director beginning January 1, 2026. As of June 30, 2025 there are 2,413,357 shares of the Company's common stock that are subject to the Put Right which represent 50% of the shares held by the director. Based on the price of the Company's common stock as of June 30, 2025, the gross amount that would be paid to settle the Put Right and repurchase the underlying common stock was $60.4 million.

The Company accounts for the Put Right as a liability at fair value in accordance with the guidance in ASC 480 and ASC 815. The liability for the Put Right is included in Accounts payable and other accrued liabilities, current on our condensed consolidated balance sheet as of June 30, 2025. The initial measurement and subsequent changes in fair value of the Put Right are recorded in Recognized losses, net in our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2025. See Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Income Taxes
Our effective tax rate was 1.3% and 21.1% in the three months ended June 30, 2025 and 2024, respectively, and (12.1)% and (10.0)% in the six months ended June 30, 2025 and 2024. The change in the effective tax rate in the six-month period ended June 30, 2025 compared to the corresponding prior year period was primarily attributable to recording a valuation allowance in the current period of $84.8 million partially offset by the impairment recorded to our investment in D&B and Alight and a valuation allowance of $58.8 million in the prior period on our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
We have a Deferred tax asset of $55.0 million and $73.9 million as of June 30, 2025 and December 31, 2024, respectively. The $18.9 million change in deferred taxes in the six months ended June 30, 2025 is primarily attributable to recording of a valuation allowance of $84.8 million primarily related to our federal net operating loss carryforwards, state net operating loss carryforwards and certain deferred taxes related to our investments, partially offset by the tax impact of the impairment of D&B and Alight.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions for the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented though 2027. We are currently assessing how OBBBA will impact our financial statements in future periods and do not expect it to have a material impact on our consolidated financial statements.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2025 and December 31, 2024 consisted of the following:

	Ownership at June 30, 2025	June 30, 2025	December 31, 2024
		(In millions)
Alight	7.6%	229.1	374.0
BKFC	42.5%	106.0	108.3
CSI	6.4%	103.9	88.2
Watkins	49.3%	73.6	78.5
JANA	19.99%	56.9	56.3
Other	various	60.4	59.6
Total		$629.9	$764.9
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of June 30, 2025 consisted of the following:

June 30, 2025
(In millions)
Alight	229.1
System1	14.9
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Alight	(81.7)	2.2	(83.6)	(9.1)
BKFC	(12.3)	(17.9)	(22.7)	(25.3)
CSI	—	0.2	15.7	41.1
Watkins	(0.1)	—	(4.8)	—
JANA	0.4	0.5	2.8	—
Other	(2.0)	0.4	(5.0)	(3.7)
Total	$(95.7)	$(14.6)	$(97.6)	$3.0
Alight
As of June 30, 2025, the book value of our investment in Alight accounted for under the equity method of accounting was $288.2 million, prior to any impairment. Based on the closing stock price of Alight common shares as of June 30, 2025, the fair value of our investment in Alight was $229.1 million. The fair value measurement is considered a level 1 fair value measure.
Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, the extended time period that the fair value of our investment in Alight has been below our book value, and impairment charges taken by Alight as of June 30, 2025, management determined the decrease in fair value of our investment in Alight was other-than-temporary as of June 30, 2025. Accordingly, we recorded an impairment in our investment of Alight of $59.1 million which is included in Recognized (losses) gains, net on our Consolidated Statement of Operations for the year ended June 30, 2025.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$528.0	$538.0	$1,076.0	$1,097.0
Gross profit	176.0	167.0	347.0	349.0
Net loss from continuing operations	(1,073.0)	(4.0)	(1,090.0)	(125.0)
Net (loss) earnings from discontinued operations	(1.0)	27.0	(9.0)	32.0
Net loss attributable to noncontrolling interests	(1.0)	—	(1.0)	(2.0)
Net (loss) earnings attributable to Alight	(1,073.0)	23.0	(1,098.0)	(91.0)
BKFC
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We report our equity in the earnings or loss of BKFC on a three-month lag. Accordingly, our net loss for the three and six months ended June 30, 2025 and 2024 includes our equity in Black Knight Football’s losses for the three and six months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
	(In millions)
Total revenues	$61.2	$49.4	$132.5	$102.1
Operating loss	(23.7)	(31.2)	(36.8)	(57.8)
Earnings (losses) of unconsolidated affiliates	2.3	(3.7)	(3.1)	(6.5)
Net loss attributable to BKFC	(26.1)	(37.7)	(47.5)	(69.6)
Equity Securities
Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following (losses) gains on equity securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net (losses) gains recognized during the period on equity securities	$(7.9)	$(10.0)	$(18.2)	$5.5
Less: net (losses) gains recognized during the period on equity securities sold, transferred or disposed during the period	—	(2.2)	—	4.1
Unrealized (losses) gains recognized during the reporting period on equity securities held at the reporting date	$(7.9)	$(7.8)	$(18.2)	$1.4
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost adjusted for any impairment or changes resulting from observable price changes in orderly market transactions. As of June 30, 2025 and December 31, 2024, we have $162.7 million and $159.9 million, respectively, recorded for such investments, which is included in Other long-term investments and noncurrent assets on our Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025 and 2024, we have not recorded any material upward or downward adjustments to these investments due to price changes or impairments.
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$66.7	$—	$—	$66.7
Equity securities:
Paysafe	31.1	—	—	31.1
Other	8.1	—	—	8.1
Total equity securities	39.2	—	—	39.2
Total assets	$105.9	$—	$—	$105.9
Liabilities:
Put Right	$—	$13.2	$—	$13.2
Total accounts payable and other accrued liabilities, current	—	13.2	—	13.2
Total liabilities	$—	$13.2	$—	$13.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$131.5	$—	$—	131.5
Short-term investments	6.2	—	—	6.2
Equity securities:
Paysafe	42.1	—	—	42.1
Other	14.1	—	—	14.1
Total equity securities	56.2	—	—	56.2
Total assets	$193.9	$—	$—	$193.9
The Put Right is accounted for at fair value calculated using a Monte Carlo Simulation with Level 2 fair value hierarchy inputs. The valuation model utilizes the stock price and growth rate of the Company's common stock, the two-year duration of the DSA, the implied volatility of the Company's common stock using comparable public companies and a discount rate based on US treasury securities of similar duration to the Put Right.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

inception and when there is a change in circumstances that requires reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2025 and December 31, 2024, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2025 and December 31, 2024, of which we are not the primary beneficiary:

	June 30, 2025		December 31, 2024
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$254.2	$254.2	$244.4	$244.4
Other long-term investments and non-current assets	7.5	7.5	4.4	4.4
Investments in Unconsolidated Affiliates
As of June 30, 2025 and December 31, 2024, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFC related to investment commitments associated with its acquisitions of interests in football clubs. These BKFC obligations total an estimated amount between $42.4 million and $77.1 million as of June 30, 2025. These obligations are potentially payable at various increments over the next three years and vary based on certain performance criteria. The underlying obligation of BKFC to fund these amounts is contingent on the exercise of certain investment options by BKFC or other parties. Cannae is required to fund such payments solely to the extent BKFC is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
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
We have adopted this ASU and as a result, we have disclosed those expenses for each reportable segment that are (1) regularly provided to the chief operating decision maker ("CODM"); (2) included in each reported measure of segment profit and loss; and (3) considered significant, including categories of expense and amounts. In addition, the segment table for the three months ended June 30, 2024 have been retrospectively revised to incorporate the additional information for reportable segments.
Cannae’s CODM is the Company’s CEO who oversees all of the Company’s investments and is responsible for the key operating decisions of the Company. The CODM primarily uses net earnings or loss and EBITDA as the performance measure for each operating segment which helps the CODM in deciding how to allocate resources. The CODM uses the performance measure to evaluate profitability and income generated from the businesses in deciding how to allocate the Company's resources and decisions regarding the investee relationship. As net earnings or loss is the measure most consistent with U.S. GAAP, we include such measure in our segment tables that follow.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In the period ended March 31, 2025, we began accounting for our investment in D&B as a discontinued operation and no longer consider D&B a reportable segment. Segment information for the periods ended June 30, 2024 has been recast in the tables that follow to remove D&B as a reportable segment.
As of June 30, 2025, Cannae has identified three reportable segments: Restaurant Group, Alight, and BKFC. The tables below provide information about the Company's segments, as well as an aggregation of all other non-reportable operating segments within the Corporate and Other category. For Alight and BKFC, which are accounted for as unconsolidated affiliates, the amounts presented in the tables below represent our portion of equity in losses and our investment balance that reconcile to our consolidated statements of operations and balance sheets, respectively. Refer to Note B - Investments for certain summarized gross amounts of the results of operations of these unconsolidated affiliates.
As of and for the three months ended June 30, 2025:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$101.9			$101.9	$—	$101.9
Other revenues	—			—	8.3	8.3
Total revenues	101.9			101.9	8.3	110.2
Expenses
Cost of revenue	90.8			90.8
Depreciation and amortization	2.5			2.5
Other segment items (1)	10.4			10.4
Interest expense	1.6			1.6
Equity in losses of unconsolidated affiliates	—	(81.7)	(12.3)	(94.0)
Net loss from continuing operations	$(3.4)	$(81.7)	$(12.3)	$(97.4)	$(132.1)	$(229.5)
Assets	$260.9	$229.1	$106.0	$596.0	$1,189.8	$1,785.8
Goodwill	53.4			53.4	—	53.4
As of and for the three months ended June 30, 2024:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$107.6			$107.6	$—	$107.6
Other revenues	—			—	10.4	10.4
Total revenues	107.6			107.6	10.4	118.0
Expenses
Cost of revenue	92.1			92.1
Depreciation and amortization	2.7			2.7
Other segment items (1)	9.7			9.7
Interest expense	1.3			1.3
Equity in earnings (losses) of unconsolidated affiliates	—	2.2	(17.9)	(15.7)
Net earnings (loss) from continuing operations	$1.8	$2.2	$(17.9)	$(13.9)	$(135.0)	$(148.9)
Assets	$279.0	$492.1	$104.6	$875.7	$1,348.3	$2,224.0
Goodwill	53.4			53.4	—	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2025:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$201.0			$201.0	$—	$201.0
Other revenues	—			—	12.4	12.4
Total revenues	201.0			201.0	12.4	213.4
Expenses
Cost of revenue	181.8			181.8
Depreciation and amortization	4.9			4.9
Other segment items (1)	19.6			19.6
Interest expense	3.1			3.1
Equity in losses of unconsolidated affiliates	—	(83.6)	(22.7)	(106.3)
Net loss from continuing operations	$(8.4)	$(83.6)	$(22.7)	$(114.7)	$(153.5)	$(268.2)
Assets	$260.9	$229.1	$106.0	$596.0	$1,189.8	$1,785.8
Goodwill	53.4			53.4	—	53.4
As of and for the six months ended June 30, 2024:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$214.1			$214.1	$—	$214.1
Other revenues	—			—	14.6	14.6
Total revenues	214.1			214.1	14.6	228.7
Expenses
Cost of revenue	186.3			186.3
Depreciation and amortization	5.4			5.4
Other segment items (1)	22.1			22.1
Interest expense	2.6			2.6
Equity in losses of unconsolidated affiliates	—	(9.1)	(25.3)	(34.4)
Net loss from continuing operations	$(2.3)	$(9.1)	$(25.3)	$(36.7)	$(187.3)	$(224.0)
Assets	$279.0	$492.1	$104.6	$875.7	$1,348.3	$2,224.0
Goodwill	53.4			53.4	—	53.4
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
•Black Knight Football. This segment consists of our 42.5% ownership interest in BKFC. BKFC is a partnership led by Bill Foley that owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

League") football club, and holds a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club, and The Hibernian Football Club Limited ("Hibernian"), a Scottish Premiership football club. In June 2025, BKFC acquired a controlling interest in Moreirense Futebol Clube ("Moreirense"), a Portuguese Primeira Liga football club. BKFC aims to grow into a leading multi-club operator of football assets across the world. Our chief operating decision maker reviews the financial results of Black Knight Football for purposes of assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting; therefore, its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, the segment tables above for the three and six months ended June 30, 2025 and 2024 include our equity in losses of BKFC and complete results of Black Knight Football for the three and six months ended December 31, 2024 and 2023.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$101.9	$107.6	$201.0	$214.1
Total restaurant revenue		101.9	107.6	201.0	214.1
Other operating revenue:
Real estate and resort	Corporate and other	8.3	10.2	12.3	14.3
Other	Corporate and other	—	0.2	0.1	0.3
Total other operating revenue		8.3	10.4	12.4	14.6
Total operating revenues		$110.2	$118.0	$213.4	$228.7
Restaurant revenue consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales including food and beverage sales, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized at a point in time upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
All of our revenues are generated in the United States.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2025	December 31, 2024
	(In millions)
Trade receivables, net	$5.4	$8.1
Deferred revenue (contract liabilities)	13.4	16.2
Trade receivables, net are included in Other current assets on our Condensed Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenues of $2.3 million and $2.4 million was recognized in the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $3.9 million in the six months ended, respectively, that was included in Deferred revenue at the beginning of the period.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	June 30, 2025	December 31, 2024
	(In millions)
2020 Margin Facility	$101.0	$101.0
FNF Revolver	47.5	59.7
Other	19.9	20.3
Notes payable, total	$168.4	$181.0
Less: Notes payable, current	106.7	61.0
Notes payable, long term	$61.7	$120.0
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
As of June 30, 2025, there was an outstanding balance of $101.0 million under the 2020 Margin Facility which incurred interest at 7.65%, $49.0 million of unused capacity with an option to increase the capacity to $500.0 million upon amendment, and 35 million shares of D&B and 40 million shares of Alight were pledged as collateral for borrowings.
We expect to repay the entire balance outstanding under the 2020 Margin Facility upon closing of the D&B Sale. The D&B Sale is expected to close in the third quarter of 2025. Accordingly, we have classified the balance under the 2020 Margin Facility as a current liability on our Condensed Consolidated Balance Sheet as of June 30, 2025.
On July 2, 2025, we borrowed an additional $40.0 million under the 2020 Margin Facility.
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
On March 20, 2025, the FNF Revolver was amended to (i) reduce the borrowing capacity to $47.5 million, (ii) change the interest rate to a fixed rate of 5.0% per annum, and (3) extend the maturity date to November 17, 2030 with the maturity date automatically extended for additional one-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. In the six months ended June 30, 2025, the Company also sold real estate to FNF in exchange for a $12.2 million reduction of outstanding principal under the FNF Revolver.
As of June 30, 2025, there was a $47.5 million outstanding principal amount which incurred interest at 5.0% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at June 30, 2025 are as follows (in millions):

2025 (remaining)	$101.8
2026	13.4
2027	0.2
2028	2.0
2029	0.1
Thereafter	51.1
Total	$168.6
At June 30, 2025, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of June 30, 2025 and December 31, 2024, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2025 to determine the amount of the obligations. Purchase obligations as of June 30, 2025 are as follows (in millions):

2025 (remaining)	$24.4
2026	7.7
2027	4.1
2028	2.1
2029	—
Thereafter	—
Total purchase commitments	$38.3
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2025	2024
	(In millions)
Cash paid during the period:
Interest	$4.0	$3.1
Income taxes	0.2	0.7
Non-cash investing and financing activities:
Equity in Fulfillment received as consideration in the WD Transaction	6.8	—
Exchange of real estate as repayment of debt	(12.2)	—
Investment in JANA paid through reissuance of common stock from treasury	—	44.0
Difference between the historical cost of treasury stock and fair value upon reissuance for investment in JANA	—	(6.8)
Note J — Discontinued Operations
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet announced the D&B Sale. As a result of the pending transaction, it was determined that Dun & Bradstreet should be presented as a discontinued operation in our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2025. We continue to exert significant influence over D&B; therefore, we continue to account for this investment under the equity method of accounting. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation, we marked our investment in D&B to the fair market value implied by the stock price as of March 31, 2025 and recorded an impairment of $68.1 million in the six months ended June 30, 2025, which is included in Net losses from discontinued operations, net of tax on our Condensed Consolidated Statement of Operations.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of D&B to the Condensed Consolidated Statement of Operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Other income (expense):
Recognized (losses) gains	$(4.3)	$0.8	$(76.0)	$(12.7)
Equity in losses of unconsolidated affiliates	(6.7)	(4.7)	$(11.3)	(11.0)
Loss from discontinued operations before income taxes	(11.0)	(3.9)	(87.3)	(23.7)
Income tax expense (benefit)	—	2.2	$—	(0.9)
Net loss from discontinued operations, net of tax	$(11.0)	$(6.1)	$(87.3)	$(22.8)
Assets of discontinued operations held for sale on our Condensed Consolidated Balance Sheets represents our investment in Dun & Bradstreet accounted for under the equity method of accounting and is summarized below:

	June 30, 2025	December 31, 2024
	(In millions)
Dun & Bradstreet	$528.0	$691.9
We expect the D&B Sale to close in the third quarter of 2025, subject to regulatory clearances and other customary closing conditions. Accordingly, we have classified our investment in D&B within current assets of discontinued operations held for sale in our Condensed Consolidated Balance Sheet as of June 30, 2025.
Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Statements of Operations is presented below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$585.2	$576.2	$1,165.0	$1,140.7
Operating income	12.8	37.1	48.1	53.7
Loss before income taxes	(34.0)	(19.3)	(48.8)	(86.3)
Net loss	(32.6)	(15.7)	(47.4)	(37.6)
Net income attributable to noncontrolling interest	1.1	0.7	2.1	2.0
Net loss attributable to Dun & Bradstreet	(33.7)	(16.4)	(49.5)	(39.6)
For the six months ended June 30, 2025 and 2024 we received quarterly cash dividends from D&B in the amount of $3.5 million and $7.4 million, respectively, which are included in Distributions from investments in unconsolidated affiliates on the Condensed Consolidated Statements of Cash Flows.

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
On March 24, 2025, Dun & Bradstreet announced the D&B Sale. As a result of the pending transaction, management determined that Dun & Bradstreet should be presented as a discontinued operation in our Condensed Consolidated Financial

Statements as of and for the three and six months ended June 30, 2025. As of March 31, 2025, the fair value of our ownership interest in Dun & Bradstreet based on quoted market prices was $617.3 million and the book value of our recorded asset for D&B was $685.4 million. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation and in accordance with the accounting requirements, we marked our investment in D&B to the fair market value implied by the stock price as of March 31, 2025 and recorded an impairment of $68.1 million which is included in Net loss from discontinued operations, net of tax, on our Consolidated Statement of Operations for the six months ended June 30, 2025.
As of June 30, 2025, the book value of our investment in Alight accounted for under the equity method of accounting was $288.2 million, prior to any impairment. Based on the closing stock price of Alight common shares as of June 30, 2025, the fair value of our investment in Alight was $229.1 million. The fair value measurement is considered a level 1 fair value measure. Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition paired with the fact that the fair value has been below our book value for an extended period of time, exceeding one year, management determined the decrease in value of our investment in Alight was other-than-temporary as of June 30, 2025. Accordingly, we recorded an impairment in our investment of Alight of $59.1 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the six months ended June 30, 2025.
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
As of June 30, 2025, we had a net deferred tax asset of $55.0 million, which is primarily attributable to temporary differences for our investments in unconsolidated affiliates held through partnerships. In the six months ended June 30, 2025, we recorded an additional valuation allowance of $84.8 million on the Company's federal net operating loss ("NOL") carryforwards, state net operating loss carryforwards, and certain deferred taxes related to our investments. In the first quarter of 2025, it was determined that due to the current market and investee-specific conditions, the ability to utilize the entirety of our deferred tax asset related to investments was less likely than prior periods. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2024, the Company was in a cumulative book loss position. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of June 30, 2025, the Company has a federal valuation allowance of $130.8 million representing a full valuation allowance on its federal NOL carryforwards and certain other deferred taxes related to our ownership interests where it is not more likely than not that the tax benefit will be realized. Additionally, a state valuation allowance of $6.9 million has been recorded representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our remaining deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record an additional valuation allowance on its net deferred tax asset in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings (Loss). The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Restaurant revenue	$101.9	$107.6	$201.0	$214.1
Other operating revenue	8.3	10.4	12.4	14.6
Total operating revenues	110.2	118.0	213.4	228.7
Operating expenses:
Cost of restaurant revenue	90.8	92.1	181.8	186.3
Personnel costs	36.2	19.2	50.4	42.4
Depreciation and amortization	3.0	3.4	6.1	6.7
Other operating expenses	41.1	26.3	57.4	56.9
Total operating expenses	171.1	141.0	295.7	292.3
Operating loss	(60.9)	(23.0)	(82.3)	(63.6)
Other income (expense):
Interest, investment and other income	4.8	0.7	6.2	2.8
Interest expense	(3.3)	(2.0)	(7.1)	(4.6)
Recognized losses, net	(76.2)	(145.9)	(69.0)	(141.0)
Total other expense, net	(74.7)	(147.2)	(69.9)	(142.8)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	(135.6)	(170.2)	(152.2)	(206.4)
Income tax (benefit) expense	(1.8)	(35.9)	18.4	20.6
Loss before equity in (losses) earnings of unconsolidated affiliates	(133.8)	(134.3)	(170.6)	(227.0)
Equity in (losses) earnings of unconsolidated affiliates	(95.7)	(14.6)	(97.6)	3.0
Net loss from continuing operations	(229.5)	(148.9)	(268.2)	(224.0)
Net loss from discontinued operations, net of tax	(11.0)	(6.1)	(87.3)	(22.8)
Net loss	(240.5)	(155.0)	(355.5)	(246.8)
Less: Net loss attributable to non-controlling interests	(1.7)	—	(3.7)	(1.9)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(238.8)	$(155.0)	$(351.8)	$(244.9)
For the Three Months Ended June 30, 2025 and 2024
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The material changes in revenues, expenses and pre-tax loss for the three months ended June 30, 2025 and 2024 are discussed in further detail at the segment level below.
Revenues
Restaurant sales including food and beverage sales, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
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
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates increased (decreased loss) $34.6 million, or 20.3%, in the three months ended June 30, 2025 compared to the corresponding period in 2024.
Income Taxes
Income tax benefit was $1.8 million and $35.9 million in the three-month periods ended June 30, 2025 and 2024, respectively. Our effective tax rate was 1.3% and 21.1% in the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended June 30, 2025 compared to the corresponding period in 2024 is primarily attributable to the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax losses and the recording of valuation allowances.
Equity in (Losses) Earnings of Unconsolidated Affiliates
Equity in (losses) earnings of unconsolidated affiliates for the three months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30, 2025
	2025	2024
	(In millions)
Alight	(81.7)	2.2
BKFC	(12.3)	(17.9)
CSI	—	0.2
Watkins	(0.1)	—
JANA	0.4	0.5
Other	(2.0)	0.4
Total	$(95.7)	$(14.6)
The equity in losses of Alight in the three months ended June 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $983.0 million.
For the Six Months Ended June 30, 2025 and 2024
The following is a discussion of the material fluctuations in our consolidated results of operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The material changes in revenues, expenses and pre-tax loss for the six months ended June 30, 2025 and 2024 are discussed in further detail at the segment level below.
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates increased (decreased loss) $54.2 million, or 26.3%, in the six months ended June 30, 2025 compared to the corresponding period in 2024.
Income Taxes
Income tax expense was $18.4 million and $20.6 million in the six-month periods ended June 30, 2025 and 2024, respectively. Our effective tax rate was (12.1)% and (10.0)% in the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the six months June 30, 2025 compared to the corresponding period in 2024 is primarily attributable to the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax losses and the recording of valuation allowances.
Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Alight	(83.6)	(9.1)
Black Knight Football	(22.7)	(25.3)
CSI	15.7	41.1
Watkins	(4.8)	—
JANA	2.8	—
Other	(5.0)	(3.7)
Total	$(97.6)	$3.0
The equity in losses of Alight in the six months ended June 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $983.0 million.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenue
Restaurant revenue	$101.9	$107.6	$201.0	$214.1
Total operating revenues	101.9	107.6	201.0	214.1
Operating expenses:
Cost of restaurant revenue	90.8	92.1	181.8	186.3
Personnel costs	4.1	4.7	8.2	10.7
Depreciation and amortization	2.5	2.7	4.9	5.4
Other operating expenses	6.3	6.0	11.6	12.7
Total operating expenses	103.7	105.5	206.5	215.1
Operating (loss) income	(1.8)	2.1	(5.5)	(1.0)
Other income (expense):
Interest expense	(1.6)	(1.3)	(3.1)	(2.6)
Recognized gains, net	—	1.0	0.2	1.3
Total other expense	(1.6)	(0.3)	(2.9)	(1.3)
(Loss) earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	$(3.4)	$1.8	$(8.4)	$(2.3)
For the Three Months Ended June 30, 2025
Total revenues for the Restaurant Group segment decreased $5.7 million, or 5.3%, in the three months ended June 30, 2025, compared to the corresponding period in 2024.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 12.1% and 0.1%, respectively, in the three months ended June 30, 2025 compared to the corresponding period in 2024. The decrease is primarily attributable to our O'Charley's and 99 Restaurants brands decrease in guest counts of 14.8% and 1.7%, respectively, partially offset by an increase in the average amount spent by guests each visit of

3.2% and 1.7%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on net sales and income from continuing operations.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenue in the period. Cost of restaurant revenue as a percentage of Restaurant revenue was 89.1% and 85.6% in the three months ended June 30, 2025 and 2024, respectively. The change was primarily attributable to increased spending on commodities. The Company had a $1.8 million, or 23.2%, increase in spending on beef and poultry in the three months ended June 30, 2025.
For the Six Months Ended June 30, 2025
Total revenues for the Restaurant Group segment decreased $13.1 million, or 6.1%, in the six months ended June 30, 2025, compared to the corresponding period in 2024.
Comparable Store Sales. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 13.6% and 0.2%, respectively, in the six months ended June 30, 2025 compared to the comparable period in 2024. The decrease in 2025 is primarily attributable to O'Charley's and 99 Restaurants brands decrease in guest counts of 15.5% and 2.1% respectively, partially offset by an increase in the average amount spent by guests each visit of 2.3% and 2.0%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on net sales and income from continuing operations.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of Restaurant revenue was 90.4% and 87.0% in the six months ended June 30, 2025 and 2024, respectively. The change was primarily attributable to increased spending on commodities. The Company had a $2.9 million, or 17.9%, increase in spending on beef and poultry in the six months ended June 30, 2025.
Alight
As of June 30, 2025, we own approximately 7.6% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$528.0	$538.0	$1,076.0	$1,097.0
Gross profit	176.0	167.0	347.0	349.0
Net loss from continuing operations	(1,073.0)	(4.0)	(1,090.0)	(125.0)
Net (loss) earnings from discontinued operations	(1.0)	27.0	(9.0)	32.0
Net loss attributable to noncontrolling interests	(1.0)	—	(1.0)	(2.0)
Net (loss) earnings attributable to Alight	(1,073.0)	23.0	(1,098.0)	(91.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of June 30, 2025, we own approximately 42.5% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of BKFC on a three-month lag, and accordingly, our net loss for the three months ended June 30, 2025 and 2024 includes our equity in Black Knight Football’s losses for the three and six months ended March 31, 2025 and 2024, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
	(In millions)
Total revenues	$61.2	$49.4	$132.5	$102.1
Operating loss	(23.7)	(31.2)	(36.8)	(57.8)
Earnings (losses) of unconsolidated affiliates	2.3	(3.7)	(3.1)	(6.5)
Net loss attributable to BKFC	(26.1)	(37.7)	(47.5)	(69.6)
Black Knight Football's total revenue is primarily attributable to Premier League media rights, matchday, sponsorship, and player trading revenue earned by AFCB. Total revenues for Black Knight Football increased $11.8 million, or 23.9%, in the three months ended March 31, 2025, compared to the corresponding period in 2024. The change in revenue was primarily attributable to a $5.2 million, or 14.2%, increase due to AFCB's higher placement in the table along with $3.8 million, or 186.7%, increase as a result of players out on loan in the three-month period. Total revenues increased $30.4 million, or 29.8%, in the six months ended March 31, 2025, compared to the corresponding period in 2024. The change in revenue was primarily attributable to a $13.9 million, or 17.6%, increase due to AFCB's higher placement in the table along with $8.4 million, or 222.9%, increase as a result of players out on loan in the six-month period.
Operating loss decreased $7.5 million and $21.0 million in the three and six months ended March 31, 2025, respectively, compared to the corresponding periods in 2024. The change was primarily attributable to the increase in revenue as noted above, partially offset by increased personnel costs, namely player salaries, of $3.4 million, or 7.9%, and $9.1 million, or 10.5%, for the three and six months ended March 31, 2025, respectively.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Other operating revenue	$8.3	$10.4	$12.4	$14.6
Operating expenses:
Personnel costs	32.1	14.5	42.2	31.7
Depreciation and amortization	0.5	0.7	1.2	1.3
Other operating expenses	34.8	20.3	45.8	44.2
Total operating expenses	67.4	35.5	89.2	77.2
Operating loss	(59.1)	(25.1)	(76.8)	(62.6)
Other income (expense):
Interest, investment and other income	4.8	0.7	6.2	2.8
Interest expense	(1.7)	(0.7)	(4.0)	(2.0)
Recognized losses, net	(76.2)	(146.9)	(69.2)	(142.3)
Total other expense	(73.1)	(146.9)	(67.0)	(141.5)
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	$(132.2)	$(172.0)	$(143.8)	$(204.1)
For the Three Months Ended June 30, 2025
Personnel costs increased $17.6 million in the three months ended June 30, 2025, compared to the corresponding period in 2024. The change in personnel costs was primarily driven by a current year transition in executive management and related employment agreement which resulted in a $17.2 million cash payment and $8.3 million in accelerated stock vesting in the three months ended June 30, 2025, partially offset by prior year success bonuses of $1.5 million paid related to our sales of shares of Dayforce in 2024 along with $7.6 million of stock vesting.
Other operating expenses increased $14.5 million in the three months ended June 30, 2025 compared to the prior year period. The change in the three-month period was primarily attributable to accelerated fees incurred with Trasimene related to the MSA Termination Agreement which increased operating expenses by $12.2 million from the prior year period.

Recognized gains, net in our Corporate and Other segment consists of the following:

	Three months ended June 30,
	2025	2024
	(In millions)
Alight impairment	$(59.1)	$—
Paysafe fair value adjustments	(7.6)	6.4
Other fair value adjustments	(0.4)	4.9
Sightline impairment	—	(141.0)
Dayforce fair value adjustments	—	(18.8)
Put Right fair value adjustments	(13.2)	—
Other, net	4.1	1.6
Recognized (losses) gains, net	$(76.2)	$(146.9)
Discontinued Operations
As a result of the pending D&B Sale, the financial results of D&B have been reclassified to discontinued operations. See Note J to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further details on the amounts included in discontinued operations for all periods presented.
For the Six Months Ended June 30, 2025
Personnel costs increased $10.5 million in the six months ended June 30, 2025, compared to the corresponding period in 2024. The change in personnel costs was primarily driven by a current year transition in executive management and related employment agreement which resulted in a $17.2 million cash payment and $8.3 million in stock vesting, with total stock vesting of $13.8 million, partially offset by prior year stock expense of $10.8 million and success bonuses of $11.4 million related to our sales of shares of Dayforce.
Recognized (losses) gains, net in our Corporate and Other segment consists of the following:

	Six months ended June 30,
	2025	2024
	(In millions)
Alight impairment	$(59.1)	$—
WD Transaction	15.0	—
Paysafe fair value adjustments	(11.0)	13.9
Other fair value adjustments	(7.2)	4.9
Alight dilution	0.9	(10.4)
Sightline impairment	—	(141.0)
Dayforce fair value adjustments	—	(10.9)
Put Right fair value adjustments	(13.2)	—
Other, net	5.4	1.2
Recognized (losses) gains, net	$(69.2)	$(142.3)
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments, including the JANA Investment and our commitments to invest $25.0 million in BKFC and $30.0 million in funds of JANA. On August 7, 2025, our Board declared cash dividends of $0.15 per share, payable on September 30, 2025, to Cannae common shareholders of record as of September 16, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow beyond the foregoing over the short and long term are expected to include stock repurchases (including, but not limited to, the purchase of the common stock underlying the Put Right) and debt repayments.
As of June 30, 2025, we had cash and cash equivalents of $66.7 million, of which $54.3 million was cash held by the corporate holding company, and $49.0 million of immediate capacity under our existing holding company credit facilities with the ability to add an additional $350.0 million of borrowing capacity by amending our 2020 Margin Facility. Subsequent to June 30, 2025, we borrowed an additional $40.0 million under the 2020 Margin Facility.
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
Cash Flows for the Six Months Ended June 30, 2025
The Company is engaged in actively managing and operating a core group of operating companies. The Company accounts for many of its material holdings on an unconsolidated basis and therefore, a material portion of the cash inflow the Company generates is reported in cash flows from investing activities pursuant to GAAP. As a result of such accounting treatment, the Company expects to continue to generate a material portion of its cash inflow from activities classified as investing activities under GAAP and does not expect to generate positive operating cash flows on a regular basis. The cash requirements of the Company typically come from the activities classified as investing activities under GAAP as we receive distributions from unconsolidated affiliates and at times sell a portion or all of our investment in these various operating companies.
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2025 and 2024 totaled $12.5 million and $46.2 million, respectively. The decrease in cash used in operations of $33.7 million is primarily attributable to tax refunds received and lower operating expenses in the 2025 period compared to the 2024 period. The change in Recognized losses and asset impairments, net, is mainly due to the impairment of Alight of $59.1 million for the six months ended June 30, 2025 and the $141.0 million impairment of Sightline for the same period in 2024. The change in Equity in losses (earnings) of unconsolidated affiliates is mainly due to goodwill impairment of $983.0 million during the six months ended June 30, 2025 which resulted in our loss pickup of $81.7 million. The change in Net loss from discontinued operations is primarily attributable to the $68.1 million impairment of D&B recorded during the six months ended June 30, 2025 as a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation.
Investing Cash Flows. Our cash flows provided by investing activities for the six months ended June 30, 2025 and 2024 were $77.5 million and $252.5 million, respectively. The decrease in cash provided by investing activities of $175.0 million in the 2025 period from the 2024 period is primarily attributable to $208.0 million less proceeds from sales of Dayforce as we no longer hold any shares of that investment, partially offset by a $31.0 million decrease in purchases of new investments made in the 2025 period compared to the 2024 period.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2025 and 2024 were $129.8 million and $266.8 million, respectively. The decrease in cash used in financing activities of $137.0 million is primarily attributable to the $120.6 million decrease in treasury stock repurchases in the 2025 period compared to the 2024 period and a $25.0 million partial repayment of the FNF Revolver in the six months ended June 30, 2024, partially offset by the additional $7.7 million of dividends paid in the six months ended June 30, 2025 as the Company began paying dividends in the second quarter of 2024.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2025 to determine the amount of these obligations.
As of June 30, 2025, our required future payments relating to these contractual obligations were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Operating lease payments	$12.3	$24.3	$22.6	$20.6	$17.6	$111.0	$208.4
Unconditional purchase obligations	24.4	7.7	4.1	2.1	—	—	38.3
Notes payable	101.8	13.4	0.2	2.0	0.1	51.1	168.6
Fees payable to Manager	9.4	17.0	—	—	—	—	26.4
Restaurant Group financing obligations	0.2	0.4	0.4	0.3	0.3	—	1.6
Total	$148.1	$62.8	$27.3	$25.0	$18.0	$162.1	$443.3
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
During the three and six months ended June 30, 2025, we repurchased a total of 2,295,463 shares of Cannae common stock for approximately $42.1 million in the aggregate, or an average of $18.33 per share under the 2022 Repurchase Program. Since the original commencement of the 2022 Repurchase Program through market close on June 30, 2025, we have repurchased a total of 10,000,000 shares of Cannae common stock for approximately $193.1 million in the aggregate, or an average of $19.31 per share. As of the date of this Quarterly Report, there are no shares available for repurchase under the 2022 Repurchase Program.
On October 29, 2023, our Board authorized a stock repurchase program (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program.
During the three and six months ended June 30, 2025, we repurchased a total of 3,492,076 shares of Cannae common stock for approximately $69.4 million in the aggregate, or an average of $19.87 per share under the 2023 Repurchase Program. Since the original commencement of the 2023 Repurchase Program through June 30, 2025, we have repurchased a total of 3,492,076 shares of Cannae common stock for approximately $69.4 million in the aggregate, or an average of $19.87 per share. As of June 30, 2025, there are 6,507,924 shares available for repurchase under the 2023 Repurchase Program. From July 1, 2025 to August 8, 2025, we repurchased an additional 1,780,319 shares of Cannae common stock for approximately $37.7 million in the aggregate, or an average of $21.18 per share, pursuant to the 2023 Repurchase Program.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. We have not made any purchases under the 2025 Repurchase Program. As of June 30, 2025, there are 10.0 million shares available for repurchase under the 2025 Repurchase Program.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended June 30, 2025, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
If the dissident shareholder is successful in its efforts, it may result in uncertainty regarding our future plans and policies and in potential material obligations. Moreover, there is no assurance that the dissident shareholder will pursue initiatives that are aligned with our business strategy. Any resulting changes to our Board, executive officers or strategic direction could also be viewed negatively by the market, employees, customers, or other stakeholders, which may lead to increased stock price volatility, a loss of key personnel, or disruptions in our business relationships.
Furthermore, public disputes with activist shareholders may damage our reputation, strain relationships with investors, and increase the risk of future shareholder activism. There can be no assurance that the outcome of the proxy contest will be favorable to us or the amount of expense related to the proxy contest we will incur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (4)
Beginning Balance				22,295,463
4/1/2025 - 4/30/2025	—	$—	—	22,295,463
5/1/2025 - 5/31/2025	2,280,481	$18.33	2,280,481	20,014,982
6/1/2025 - 6/30/2025	3,507,058	$19.87	3,507,058	16,507,924
Total	5,787,539	$19.26	5,787,539

(1)    On August 3, 2022, our Board approved the 2022 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock through August 3, 2025.
(2) On October 29, 2023, our Board approved the 2023 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock.
(3) On March 24, 2025, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock.
(4) As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Management Services Agreement Termination Agreement between Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC, effective as of May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2025).

10.2†
Director Services Agreement between Cannae Holdings, Inc. and William P. Foley II, effective as of May 12, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 9, 2025).

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

Date:	August 11, 2025	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Chief Financial Officer (Principal Financial and Accounting Officer)