Form 10-Q
period 2025-09-30
Cannae Holdings, Inc.
filed 2025-11-10
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2025 there were 49,285,406 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2025
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$233.8	$131.5
Short-term investments	—	6.2
Other current assets	18.5	23.5
Income taxes receivable	12.8	35.7
Total current assets	265.1	196.9
Investments in unconsolidated affiliates	743.7	764.9
Equity securities, at fair value	38.4	56.2
Lease assets	128.7	136.0
Property and equipment, net	52.1	61.8
Goodwill	53.4	53.4
Deferred tax asset	50.4	73.9
Other intangible assets, net	13.6	15.1
Other long-term investments and non-current assets	168.9	178.8
Noncurrent assets of discontinued operations held for sale - see Note J	—	691.9
Total assets	$1,514.3	$2,228.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$96.8	$54.8
Lease liabilities, current	15.2	14.5
Deferred revenue	11.7	16.2
Notes payable, current	6.9	61.0
Total current liabilities	130.6	146.5
Lease liabilities, long-term	126.3	134.6
Notes payable, long-term	61.7	120.0
Accounts payable and other accrued liabilities, long-term	13.0	12.5
Total liabilities	331.6	413.6
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of September 30, 2025 and December 31, 2024; issued of 94,802,328 and 94,328,322 shares as of September 30, 2025 and December 31, 2024, respectively, and outstanding of 51,578,136 and 62,789,542 shares as of September 30, 2025 and December 31, 2024, respectively (excluding the 2,413,357 shares subject to possible redemption)	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Retained earnings	123.5	567.1
Additional paid-in capital	2,037.8	2,013.3
Less: Treasury stock, 43,224,192 and 31,538,780 shares as of September 30, 2025 and December 31, 2024, respectively, at cost	(960.2)	(724.7)
Accumulated other comprehensive income (loss)	8.8	(19.2)
Total Cannae shareholders' equity	1,209.9	1,836.5
Noncontrolling interests	(27.2)	(21.2)
Total equity	1,182.7	1,815.3
Total liabilities and equity	$1,514.3	$2,228.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues:
Restaurant revenue	$94.6	$102.1	$295.6	$316.2
Other operating revenue	12.3	11.8	24.7	26.4
Total operating revenues	106.9	113.9	320.3	342.6
Operating expenses:
Cost of restaurant revenue	88.6	93.0	270.4	279.3
Personnel costs	12.1	18.1	62.5	60.5
Depreciation and amortization	2.9	3.3	9.0	10.0
Other operating expenses	16.5	17.6	73.9	74.5
Total operating expenses	120.1	132.0	415.8	424.3
Operating loss	(13.2)	(18.1)	(95.5)	(81.7)
Other income (expense):
Interest, investment and other income	1.9	0.8	8.1	3.6
Interest expense	(3.3)	(2.9)	(10.4)	(7.5)
Recognized gains (losses), net	8.1	23.1	(60.9)	(117.9)
Total other income (expense)	6.7	21.0	(63.2)	(121.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(6.5)	2.9	(158.7)	(203.5)
Income tax (benefit) expense	(3.8)	(6.4)	14.6	14.2
(Loss) earnings before equity in losses of unconsolidated affiliates	(2.7)	9.3	(173.3)	(217.7)
Equity in losses of unconsolidated affiliates	(57.5)	(25.3)	(155.1)	(22.3)
Net loss from continuing operations	(60.2)	(16.0)	(328.4)	(240.0)
Net loss from discontinued operations, net of tax - see Note J	(10.6)	(1.5)	(97.9)	(24.3)
Net loss	(70.8)	(17.5)	(426.3)	(264.3)
Less: Net loss attributable to noncontrolling interests	(2.4)	(3.9)	(6.1)	(5.8)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(68.4)	$(13.6)	$(420.2)	$(258.5)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(57.8)	$(12.1)	$(322.3)	$(234.2)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	(10.6)	(1.5)	(97.9)	(24.3)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(68.4)	$(13.6)	$(420.2)	$(258.5)

Earnings per share
Basic
Net loss per share from continuing operations	$(1.06)	$(0.20)	$(5.44)	$(3.60)
Net loss per share from discontinued operations	(0.19)	(0.02)	(1.65)	(0.37)
Net loss per share	$(1.25)	$(0.22)	$(7.09)	$(3.97)
Diluted
Net loss per share from continuing operations	$(1.06)	$(0.20)	$(5.44)	$(3.60)
Net loss per share from discontinued operations	(0.19)	(0.02)	(1.65)	(0.37)
Net loss per share	$(1.25)	$(0.22)	$(7.09)	$(3.97)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	54.7	62.4	59.3	65.1
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	54.7	62.4	59.3	65.1
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net loss	$(70.8)	$(17.5)	$(426.3)	$(264.3)
Other comprehensive earnings (loss), net of tax:
Unrealized earnings (loss) of investments in unconsolidated affiliates (1)	6.3	0.4	6.8	(1.4)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	18.0	—	21.2	4.1
Other comprehensive earnings	24.3	0.4	28.0	2.7
Comprehensive loss	(46.5)	(17.1)	(398.3)	(261.6)
Less: Comprehensive loss attributable to noncontrolling interests	(2.4)	(3.9)	(6.1)	(5.8)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(44.1)	$(13.2)	$(392.2)	$(255.8)
_________________________________

(1)Net of income tax expense (benefit) of $1.7 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $(0.4) million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Net of income tax expense of $4.8 million for the three months ended September 30, 2025 and $5.6 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2024	94.2	$—	$1,997.9	$642.0	$(17.6)	31.8	$(721.6)	$(17.2)	$1,883.5
Other comprehensive earnings — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	0.4	—	—	—	0.4
Treasury stock repurchases	—	—	—	—	—	—	(0.1)	—	(0.1)
Issuance of restricted stock and shares held in trust	0.1	—	—	—	—	—	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	4.0	—	—	—	—	—	4.0
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	(0.3)	(2.9)	—	(2.9)
Stock-based compensation, unconsolidated affiliates	—	—	3.1	—	—	—	—	—	3.1
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(13.6)	—	—	—	(3.9)	(17.5)
Balance, September 30, 2024	94.3	$—	$2,005.0	$620.8	$(17.2)	31.5	$(724.6)	$(21.2)	$1,862.8

Balance, June 30, 2025	94.7	$—	$2,035.4	$200.1	$(15.5)	36.9	$(838.6)	$(24.7)	$1,356.7
Other comprehensive earnings — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	6.3	—	—	—	6.3
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	18.0	—	—	—	18.0
Treasury stock repurchases	—	—	—	—	—	6.2	(121.6)	—	(121.6)
Issuance of restricted stock and shares held in trust	0.1	—	—	—	—	0.1	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	1.9	—	—	—	—	—	1.9
Stock-based compensation, unconsolidated affiliates	—	—	0.5	—	—	—		—	0.5
Other activity in non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	(8.2)	—	—	—	—	(8.2)
Net loss	—	—	—	(68.4)	—	—	—	(2.4)	(70.8)
Balance, September 30, 2025	94.8	$—	$2,037.8	$123.5	$8.8	43.2	$(960.2)	$(27.2)	$1,182.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.5	$(533.9)	$(15.3)	$2,309.2
Other comprehensive loss — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.4)	—	—	—	(1.4)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	4.1	—	—	—	4.1
Treasury stock repurchases	—	—	—	—	—	10.0	(231.2)	—	(231.2)
Issuance of restricted stock and shares held in trust	1.5	—	—	—	—	1.2	—	—	—
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	(0.3)	(3.5)	—	(3.5)
Stock-based compensation, consolidated subsidiaries	—	—	15.3	—	—	—	—	—	15.3
Stock-based compensation, unconsolidated affiliates	—	—	12.7	—	—	—	—	—	12.7
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Dividends declared	—	—	—	(15.2)	—	—	—	—	(15.2)
Net loss	—	—	—	(258.5)	—	—	—	(5.8)	(264.3)
Balance, September 30, 2024	94.3	$—	$2,005.0	$620.8	$(17.2)	31.5	$(724.6)	$(21.2)	$1,862.8

Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive earnings — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	6.8	—	—	—	6.8
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	21.2	—	—	—	21.2
Treasury stock repurchases	—	—	—	—	—	11.9	(233.9)	—	(233.9)
Issuance of restricted stock and shares held in trust	0.5	—	—	—	—	0.4	—	—	—
Vesting of shares held in trust	—	—	—	—	—	(0.7)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, consolidated subsidiaries	—	—	16.8	—	—	—	—	—	16.8
Stock-based compensation, unconsolidated affiliates	—	—	7.7	—	—	—	—	—	7.7
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.1	0.1
Dividends declared	—	—	—	(23.4)	—	—	—	—	(23.4)
Net loss	—	—	—	(420.2)	—	—	—	(6.1)	(426.3)
Balance, September 30, 2025	94.8	$—	$2,037.8	$123.5	$8.8	43.2	$(960.2)	$(27.2)	$1,182.7

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(426.3)	$(264.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9.0	10.0
Equity in losses of unconsolidated affiliates	155.1	22.3
Distributions from investments in unconsolidated affiliates	3.1	1.1
Recognized losses and asset impairments, net	60.9	117.8
Lease asset amortization	10.3	10.1
Stock-based compensation expense	16.8	15.3
Net loss from discontinued operations - see Note J	97.9	24.3
Changes in assets and liabilities:
Other assets	3.2	6.4
Lease liabilities	(10.7)	(11.2)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	7.6	(23.2)
Income taxes	39.0	13.3
Net cash used in operating activities	(34.1)	(78.1)
Cash flows from investing activities:
Proceeds from sale of investment securities and other investments in unconsolidated affiliates	—	1.9
Proceeds from sales of Dayforce shares	—	264.0
Proceeds from sales of D&B shares	629.8	100.9
Additions to property and equipment and other intangible assets	(6.4)	(4.6)
Proceeds from sales of property and equipment	1.7	6.7
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	13.6	—
Additional investments in unconsolidated affiliates	(122.6)	(35.6)
Purchases of other long-term investments	(38.0)	(45.7)
Distributions from investments in unconsolidated affiliates	9.5	12.8
Purchases of short-term investment securities	—	(64.6)
Proceeds from sale and maturity of short-term investment securities	6.2	71.3
Net cash provided by investing activities	493.8	307.1
Cash flows from financing activities:
Borrowings	42.1	103.2
Debt service payments	(142.0)	(28.1)
Other activity in non-controlling interests	0.1	—
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.1)
Payment for vested shares withheld for taxes and in treasury	(1.6)	(3.4)
Dividends paid	(23.4)	(14.9)
Treasury stock repurchases	(232.6)	(231.2)
Net cash used in financing activities	(357.4)	(174.5)
Net increase in cash and cash equivalents	102.3	54.5
Cash and cash equivalents at beginning of period	131.5	106.2
Cash and cash equivalents at end of period	$233.8	$160.7
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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business, and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of September 30, 2025 include our ownership interests in Alight, Inc. ("Alight"); Paysafe Limited ("Paysafe"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC", formerly known as Black Knight Football and Entertainment, LP); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins Holdings"); JANA Partners Capital, LLC, JANA Partners Management, LP and JANA Partners Management GP, LLC (together, "JANA" or "JANA Partners"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
See Note E - Segment Information for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly-owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Delaware limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and, through May 12, 2025 (see "Other Developments" below), the performance of our external manager, Trasimene Capital Management, LLC ("Trasimene" or our "Manager").
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements (See Note B - Investments and Note C - Fair Value Measurements), and the valuation allowance recorded on our federal net operating loss ("NOL") carryforwards, state net operating loss carryforwards, and certain deferred taxes related to our investments. See information below under the heading Income Taxes for further information. Actual results could differ from estimates.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet ("D&B") entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (the "D&B Sale"). Under the terms of the agreement, D&B shareholders received $9.15 in cash for each share of common stock they own upon closing of the D&B Sale.
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
As a result of the D&B Sale, we present our investment in Dun & Bradstreet as a discontinued operation in our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025 and all prior periods have been recast to reflect our investment in D&B as a discontinued operation and held for sale. See Note J - Discontinued Operations for further discussion of our accounting for our ownership interest in D&B.
During the second quarter, we sold 10.0 million shares of common stock of D&B, and Cannae received proceeds of $89.5 million. On August 26, 2025, the D&B Sale closed and Cannae completed the disposition of its ownership interests in Dun & Bradstreet, Inc. for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock (the "D&B Disposition"). Following the consummation of the D&B Disposition, Cannae no longer has any ownership interest in the common stock of D&B.
Black Knight Football
During the nine months ended September 30, 2025, we invested $50.0 million in BKFC and as of September 30, 2025, we held a 44.7% ownership interest. See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
JANA
On May 12, 2025, Cannae entered into an agreement to acquire an additional 30% ownership interest in JANA Partners (the "JANA Investment") in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners achieves certain assets under management thresholds (the "JANA Contingent Consideration"). The transaction closed on September 2, 2025 and as of September 30, 2025, the Company held a 50.0% total ownership interest in JANA Partners. See Note H - Commitment and Contingencies for further discussion of the JANA Contingent Consideration.
On September 2, 2025, Cannae invested an additional $30.0 million into JANA funds (the "JANA Fund"). We previously accounted for our investment in the JANA Fund as an equity security without a readily determinable fair value. Due to our incremental investment in the JANA Fund and JANA Partners, we began accounting for our ownership interest in the JANA Fund as an unconsolidated affiliate using the equity method of accounting as of September 30, 2025.
Other Developments
In January 2025, WineDirect, Inc. completed the spin-off of its fulfillment division as WineDirect Fulfillment, LLC ("Fulfillment") and sold its E-commerce division (the "WD Transaction"). As a result of the WD Transaction, we received $20.4 million in proceeds including $13.6 million of cash and a 21.6% ownership interest in Fulfillment valued at $6.8 million. We recorded a new investment in Fulfillment of $6.8 million in Investments in unconsolidated affiliates in our Condensed Consolidated Balance Sheet and a $15.0 million gain which is included in Recognized gains, net on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025.
On August 3, 2022, our Board authorized a three-year stock repurchase program (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The 2022 Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the nine months ended September 30, 2025, we repurchased a total of 2,295,463 shares of Cannae common stock for approximately $42.1 million in the aggregate, or an average of $18.33 per share under the 2022

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Repurchase Program.
On October 29, 2023, our Board authorized a stock repurchase program (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2023 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. During the three months ended September 30, 2025, we repurchased a total of 6,212,998 shares of Cannae common stock for approximately $120.4 million in the aggregate, or an average of $19.38 per share under the 2023 Repurchase Program. During the nine months ended September 30, 2025, we repurchased a total of 9,705,074 shares of Cannae common stock for approximately $189.8 million in the aggregate, or an average of $19.56 per share under the 2023 Repurchase Program. From October 1, 2025 through November 7, 2025, we repurchased an additional 294,926 shares of Cannae common stock for approximately $5.4 million in the aggregate, or an average of $18.21 per share, pursuant to the 2023 Repurchase Program.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program or the 2023 Repurchase Program. From October 1, 2025 through November 7, 2025, we repurchased an additional 2,003,608 shares of Cannae common stock for approximately $36.9 million in the aggregate, or an average of $18.38 per share, pursuant to the 2025 Repurchase Program.
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
The following dividends were declared by our Board in 2025:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 24, 2025	March 17, 2025	March 31, 2025	$0.12
May 8, 2025	June 16, 2025	June 30, 2025	$0.12
August 7, 2025	September 16, 2025	September 30, 2025	$0.15
November 4, 2025	December 17, 2025	December 31, 2025	$0.15

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Related Party Transactions
During the nine months ended September 30, 2025, we incurred management fee and termination fee expenses with our Manager of $19.0 million and $9.9 million, respectively. During the three and nine months ended September 30, 2024, we incurred management fee expenses with our Manager of $1.9 million and $20.1 million, respectively, and during the three and nine months ended September 30, 2024, we incurred $1.8 million and $8.4 million, respectively, of termination fees with our Manager. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2025 and 2024, shares of restricted stock outstanding were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be antidilutive due to net losses.

Put Right

On May 12, 2025, we entered into the DSA and pursuant to a provision therein, we agreed to repurchase half of the common stock beneficially owned by the director at the greater of $19.50 per share of common stock or 20% in excess of the trading price of our common stock at the time such shares are sold back to the Company (the "Put Right"). The Put Right can be exercised at the option of the director beginning January 1, 2026. As of September 30, 2025 there are 2,413,357 shares of the Company's common stock that are subject to the Put Right which represent 50% of the shares held by the director. Based on the price of the Company's common stock as of September 30, 2025, the gross amount that would be paid to settle the Put Right and repurchase the underlying common stock was $44.2 million.

The Company accounts for the Put Right as a liability at fair value in accordance with the guidance in ASC 480 and ASC 815. The liability for the Put Right is included in Accounts payable and other accrued liabilities, current on our condensed consolidated balance sheet as of September 30, 2025. The initial measurement and subsequent changes in fair value of the Put Right are recorded in Recognized losses, net in our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2025. See Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Income Taxes
Our effective tax rate was 58.5% and (220.7)% in the three months ended September 30, 2025 and 2024, respectively, and (9.2)% and (7.0)% in the nine months ended September 30, 2025 and 2024, respectively. The change in the effective tax rate in the three-month period ended September 30, 2025 compared to the corresponding prior year period was primarily attributable to the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit). The change in the effective tax rate in the nine-month period ended September 30, 2025 compared to the corresponding prior year period was primarily attributable to recording a valuation allowance in the current period of $99.0 million partially offset by the impairment recorded to our investment in D&B and Alight and a valuation allowance of $58.9 million in the prior period on our federal net operating loss carryforwards and certain deferred taxes related to our consolidated partnerships and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
We have a Deferred tax asset of $50.4 million and $73.9 million as of September 30, 2025 and December 31, 2024, respectively. The $23.5 million change in deferred taxes in the nine months ended September 30, 2025 is primarily attributable to recording of a valuation allowance of $99.0 million primarily related to our federal net operating loss carryforwards, state net

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

operating loss carryforwards and certain deferred taxes related to our investments, partially offset by the tax impact of the impairment of D&B and Alight.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions for the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented though 2027. The OBBBA did not have a material impact on our consolidated financial statements during this period.
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
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2025 and December 31, 2024 consisted of the following:

	Ownership at September 30, 2025	September 30, 2025	December 31, 2024
		(In millions)
Alight	7.7%	147.4	374.0
BKFC	44.7%	170.3	108.3
CSI	6.4%	103.9	88.2
Watkins	49.3%	73.3	78.5
JANA	50.0%	140.6	56.3
Other	various	108.2	59.6
Total		$743.7	$764.9
The aggregate fair value of our direct ownership in the common stock of unconsolidated affiliates that have quoted market prices as of September 30, 2025 consisted of the following:

September 30, 2025
(In millions)
Alight	132.0
System1	19.0
Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Alight	(81.7)	(6.6)	(165.3)	(15.7)
BKFC	26.6	(14.4)	3.9	(39.7)
CSI	—	—	15.7	41.1
Watkins	0.1	—	(4.7)	—
JANA	0.3	1.3	3.1	1.8
Other	(2.8)	(5.6)	(7.8)	(9.8)
Total	$(57.5)	$(25.3)	$(155.1)	$(22.3)

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
Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition, the extended time period that the fair value of our investment in Alight has been below our book value, and impairment charges taken by Alight as of June 30, 2025, management determined the decrease in fair value of our investment in Alight was other-than-temporary as of June 30, 2025. Accordingly, we recorded an impairment in our investment of Alight of $59.1 million which is included in Recognized (losses) gains, net on our Consolidated Statement of Operations for the nine months ended September 30, 2025.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$533.0	$555.0	$1,609.0	$1,652.0
Gross profit	178.0	174.0	525.0	523.0
Net loss from continuing operations	(1,055.0)	(44.0)	(2,145.0)	(169.0)
Net (loss) earnings from discontinued operations	(13.0)	(30.0)	(22.0)	2.0
Net loss attributable to noncontrolling interests	(1.0)	—	(2.0)	(2.0)
Net loss attributable to Alight	(1,067.0)	(74.0)	(2,165.0)	(165.0)
BKFC
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We report our equity in the earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2025 and 2024 includes our equity in Black Knight Football’s earnings (losses) for the three and nine months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$95.6	$77.8	$228.1	$179.9
Operating loss	(9.2)	(12.7)	(46.0)	(70.5)
Losses of unconsolidated affiliates	(0.8)	(3.1)	(3.9)	(9.6)
Net earnings (loss) attributable to BKFC	58.2	(30.8)	10.7	(100.4)
JANA
Summarized statement of operation information for JANA for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We account for our ownership interest in JANA as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2025 includes our equity in JANA’s earnings for the three and nine months ended June 30, 2025, and our net earnings (loss) for the three and nine months ended September 30, 2024 includes our equity in JANA’s earnings for the three months ended June 30, 2024 and for the period from February 21, 2024, the date we first made an investment in JANA, through June 30, 2024.

	Three months ended June 30,		Nine months ended June 30, 2025	For the period from February 21, 2024 through June 30, 2024
	2025	2024
	(In millions)
Total revenues	$5.3	$10.1	$31.0	$15.0
Operating income	1.7	6.6	18.4	10.0

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity Securities
Recognized gains (losses), net on the Condensed Consolidated Statements of Operations consisted of the following (losses) gains on equity securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net gains (losses) recognized during the period on equity securities	$0.6	$21.3	$(17.6)	$26.7
Less: net gains (losses) recognized during the period on equity securities sold, transferred or disposed during the period	—	6.4	—	(7.0)
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$0.6	$14.9	$(17.6)	$33.7
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost adjusted for any impairment or changes resulting from observable price changes in orderly market transactions. As of September 30, 2025 and December 31, 2024, we have $143.9 million and $159.9 million, respectively, recorded for such investments, which is included in Other long-term investments and noncurrent assets on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025 and 2024, we have not recorded any material upward or downward adjustments to these investments due to price changes or impairments.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$233.8	$—	$—	$233.8
Equity securities:
Paysafe	31.8	—	—	31.8
Other	6.6	—	—	6.6
Total equity securities	38.4	—	—	38.4
Total assets	$272.2	$—	$—	$272.2
Liabilities:
Put Right	$—	$13.2	$—	$13.2
Total accounts payable and other accrued liabilities, current	—	13.2	—	13.2
Total liabilities	$—	$13.2	$—	$13.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$131.5	$—	$—	131.5
Short-term investments	6.2	—	—	6.2
Equity securities:
Paysafe	42.1	—	—	42.1
Other	14.1	—	—	14.1
Total equity securities	56.2	—	—	56.2
Total assets	$193.9	$—	$—	$193.9
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
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended September 30, 2025 and December 31, 2024, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of September 30, 2025 and December 31, 2024, of which we are not the primary beneficiary:

	September 30, 2025		December 31, 2024
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$367.9	$367.9	$244.4	$244.4
Other long-term investments and non-current assets	8.0	8.0	4.4	4.4
Investments in Unconsolidated Affiliates
As of September 30, 2025 and December 31, 2024, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI, the JANA Fund and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFC related to investment commitments associated with its acquisitions of interests in football clubs. These BKFC obligations total an estimated amount between $43.7 million and $79.5 million as of September 30, 2025. These obligations are potentially payable at various increments over the next three years and vary based on certain performance criteria. The underlying obligation of BKFC to fund these amounts is contingent on the exercise of certain investment options by BKFC or other parties. Cannae is required to fund such payments solely to the extent BKFC is unable to meet these obligations. We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
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
We have adopted this ASU and as a result, we have disclosed those expenses for each reportable segment that are (1) regularly provided to the chief operating decision maker ("CODM"); (2) included in each reported measure of segment profit and loss; and (3) considered significant, including categories of expense and amounts. In addition, the segment table for the three months ended September 30, 2024 have been retrospectively revised to incorporate the additional information for reportable segments.
Cannae’s CODM is the Company’s CEO, who oversees all of the Company’s investments and is responsible for the key operating decisions of the Company. The CODM primarily uses net earnings or loss and EBITDA as the performance measure for each operating segment which helps the CODM in deciding how to allocate resources. The CODM uses the performance measure to evaluate profitability and income generated from the businesses in deciding how to allocate the Company's resources and decisions regarding the investee relationship. As net earnings or loss is the measure most consistent with U.S. GAAP, we include such measure in our segment tables that follow.
In the period ended March 31, 2025, we began accounting for our investment in D&B as a discontinued operation and no longer consider D&B a reportable segment. Segment information for the periods ended September 30, 2024 has been recast in the tables that follow to remove D&B as a reportable segment.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

In the quarter ended September 30, 2025, JANA exceeded certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting, and we began considering JANA as a reportable segment. Segment information for the periods ended September 30, 2024 has been recast in the tables that follow to add JANA as a reportable segment.
As of September 30, 2025, Cannae has identified four reportable segments: Restaurant Group, Alight, BKFC and JANA. The tables below provide information about the Company's segments, as well as an aggregation of all other non-reportable operating segments within the Corporate and Other category. For Alight, BKFC and JANA, which are accounted for as unconsolidated affiliates, the amounts presented in the tables below represent our portion of equity in losses and our investment balance that reconcile to our consolidated statements of operations and balance sheets, respectively. Refer to Note B - Investments for certain summarized gross amounts of the results of operations of these unconsolidated affiliates.
As of and for the three months ended September 30, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$94.6				$94.6	$—	$94.6
Other revenues	—				—	12.3	12.3
Total revenues	94.6				94.6	12.3	106.9
Expenses
Cost of revenue	88.6				88.6
Depreciation and amortization	2.3				2.3
Other segment items (1)	10.4				10.4
Interest expense	1.6				1.6
Equity in earnings (loss) of unconsolidated affiliates	—	(81.7)	26.6	0.3	(54.8)
Net (loss) earnings from continuing operations	$(8.3)	$(81.7)	$26.6	$0.3	$(63.1)	$2.9	$(60.2)
Assets	$253.0	$147.4	$170.3	$140.6	$711.3	$803.0	$1,514.3
Goodwill	53.4				53.4	—	53.4
As of and for the three months ended September 30, 2024:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$102.1				$102.1	$—	$102.1
Other revenues	—				—	11.8	11.8
Total revenues	102.1				102.1	11.8	113.9
Expenses
Cost of revenue	93.0				93.0
Depreciation and amortization	2.6				2.6
Other segment items (1)	5.9				5.9
Interest expense	1.5				1.5
Equity in (losses) earnings of unconsolidated affiliates	—	(6.6)	(14.4)	1.3	(19.7)
Net (loss) earnings from continuing operations	$(0.9)	$(6.6)	$(14.4)	$1.3	$(20.6)	$4.6	$(16.0)
Assets	$271.0	$485.3	$93.5	$56.6	$906.4	$1,379.8	$2,286.2
Goodwill	53.4				53.4	—	53.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$295.6				$295.6	$—	$295.6
Other revenues	—				—	24.7	24.7
Total revenues	295.6				295.6	24.7	320.3
Expenses
Cost of revenue	270.4				270.4
Depreciation and amortization	7.2				7.2
Other segment items (1)	30.0				30.0
Interest expense	4.7				4.7
Equity in (losses) earnings of unconsolidated affiliates	—	(165.3)	3.9	3.1	(158.3)
Net (loss) earnings from continuing operations	$(16.7)	$(165.3)	$3.9	$3.1	$(175.0)	$(153.4)	$(328.4)
Assets	$253.0	$147.4	$170.3	$140.6	$711.3	$803.0	$1,514.3
Goodwill	53.4				53.4	—	53.4
As of and for the nine months ended September 30, 2024:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$316.2				$316.2	$—	$316.2
Other revenues	—				—	26.4	26.4
Total revenues	316.2				316.2	26.4	342.6
Expenses
Cost of revenue	279.3				279.3
Depreciation and amortization	8.0				8.0
Other segment items (1)	28.0				28.0
Interest expense	4.1				4.1
Equity in (losses) earnings of unconsolidated affiliates	—	(15.7)	(39.7)	1.8	(53.6)
Net (loss) earnings from continuing operations	$(3.2)	$(15.7)	$(39.7)	$1.8	$(56.8)	$(183.2)	$(240.0)
Assets	$271.0	$485.3	$93.5	$56.6	$906.4	$1,379.8	$2,286.2
Goodwill	53.4				53.4	—	53.4
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
•Alight. This segment consists of our 7.7% ownership interest in Alight. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight an operating segment. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•Black Knight Football. This segment consists of our 44.7% ownership interest in BKFC. BKFC is a partnership led by Bill Foley that owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club, and holds a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club, and The Hibernian Football Club Limited ("Hibernian"), a Scottish Premiership football club. In June 2025, BKFC acquired a controlling interest in Moreirense Futebol Clube ("Moreirense"), a Portuguese Primeira Liga football club. BKFC aims to grow into a leading multi-club operator of football assets across the world. Our chief operating decision maker reviews the financial results of Black Knight Football for purposes of assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting; therefore, its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, the segment tables above for the three and nine months ended September 30, 2025 and 2024 include our equity in losses of BKFC and complete results of Black Knight Football for the three and nine months ended June 30, 2025 and 2024.
•JANA. This segment consists of our 50.0% ownership interest in JANA. JANA is an investment manager founded in 2001. Our chief operating decision maker reviews the financial results of JANA for purposes of assessing performance and allocating resources. Thus, we consider JANA an operating segment. We account for our ownership of JANA using the equity method of accounting; therefore, its results of operations do not consolidate into ours. We report our equity in earnings or loss of JANA on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2025 includes our equity in JANA’s earnings for the three and nine months ended June 30, 2025, and our net earnings (loss) for the three and nine months ended September 30, 2024 includes our equity in JANA’s earnings for the three months ended June 30, 2024 and for the period from February 21, 2024 through June 30, 2024.
•Corporate and Other. This nonreportable segment consists of our share in the operations of certain controlled portfolio companies and other equity interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$94.6	$102.1	$295.6	$316.2
Total restaurant revenue		94.6	102.1	295.6	316.2
Other operating revenue:
Real estate and resort	Corporate and other	12.3	11.7	24.6	26.0
Other	Corporate and other	—	0.1	0.1	0.4
Total other operating revenue		12.3	11.8	24.7	26.4
Total operating revenues		$106.9	$113.9	$320.3	$342.6
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2025	December 31, 2024
	(In millions)
Trade receivables, net	$5.9	$8.1
Deferred revenue (contract liabilities)	11.7	16.2
Trade receivables, net are included in Other current assets on our Condensed Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenues of $2.1 million and $2.2 million was recognized in the three months ended September 30, 2025 and 2024, respectively, and $5.7 million and $6.1 million in the nine months ended, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	September 30, 2025	December 31, 2024
	(In millions)
2020 Margin Facility	$—	$101.0
FNF Revolver	47.5	59.7
Other	21.1	20.3
Notes payable, total	$68.6	$181.0
Less: Notes payable, current	6.9	61.0
Notes payable, long term	$61.7	$120.0
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC ("Borrower 1"), an indirect wholly-owned special purpose subsidiary of the Company, and Cannae Funding D, LLC ("Borrower 2"), an indirect wholly-owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (as amended from time to time, the "2020 Margin Facility") with the lenders from time to time party thereto and Royal Bank of Canada. On June 16, 2023, the 2020 Margin Facility was amended to, among other things, lower the immediate capacity from $250 million to $150 million. On August 17, 2023, the 2020 Margin Facility was amended to, among other things, (i) extend the maturity of the agreement to August 17, 2026, (ii) add 40 million shares of common stock of Alight to the pool of collateral, (iii) change the spread from 358 to 375 basis points and (iv) add Cannae Funding A, LLC ("Borrower 3" and together with Borrower 1 and Borrower 2, the "Borrowers"), an indirect wholly-owned special purpose subsidiary of the Company. On March 4, 2024, the 2020 Margin Facility was amended primarily to (i) assign the facility from Royal Bank of Canada to Bank of America, (ii) extend the maturity date to March 4, 2027 and (iii) change the spread from 375 to 310 basis points. On August 27, 2025, the 2020 Margin Facility was amended primarily to (i) remove the Company’s prior holdings of Dun & Bradstreet Holdings, Inc. from the collateral pool, (ii) reduce the capacity of the Margin Loan from $150 million to $50 million, (iii) reduce the spread from 310 to 275 basis points and (iv) extend the maturity date to August 27, 2028.
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $50 million in revolving loans. The 2020 Margin Facility matures on August 27, 2028. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Alight shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Alight shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
On July 2, 2025, we borrowed an additional $40.0 million under the 2020 Margin Facility. On August 26, 2025, we paid off the entire balance of the 2020 Margin Facility in conjunction with the closing of the D&B Sale.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of September 30, 2025, there was no outstanding balance under the 2020 Margin Facility, $50 million of unused capacity, and 40 million shares of Alight were pledged as collateral for borrowings.
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
On March 20, 2025, the FNF Revolver was amended to (i) reduce the borrowing capacity to $47.5 million, (ii) change the interest rate to a fixed rate of 5.0% per annum, and (3) extend the maturity date to November 17, 2030 with the maturity date automatically extended for additional one-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. In the nine months ended September 30, 2025, the Company also sold real estate to FNF in exchange for a $12.2 million reduction of outstanding principal under the FNF Revolver.
As of September 30, 2025, there was a $47.5 million outstanding principal amount which incurred interest at 5.0% and there is no available borrowing capacity under the FNF Revolver.
Gross principal maturities of notes payable at September 30, 2025 are as follows (in millions):

2025 (remaining)	$2.0
2026	13.5
2027	0.2
2028	2.1
2029	0.1
Thereafter	50.9
Total	$68.8
At September 30, 2025, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of September 30, 2025 and December 31, 2024, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On October 23, 2025, a putative class action lawsuit was filed in the Delaware Court of Chancery under the caption, New England Teamsters Pension Fund and Daniel Clark v. William P. Foley II, Anthony M. Jabbour, Thomas M. Hagerty, Douglas K. Ammerman, and Cannae Holdings, Inc., C.A. No. 2025-1220. The plaintiffs allege that the individual defendants, each of whom served as an officer and/or director of Dun & Bradstreet Holdings, Inc. at the relevant time, breached their fiduciary duties in connection with the August 26, 2025 sale of D&B to a private equity firm. Specifically, the complaint asserts that the transaction undervalued D&B's stock, resulting in inadequate cash consideration for its stockholders. The plaintiffs further allege that certain of the individual defendants' knowledge should be imputed to the Company, and on that basis, include a claim against the Company for aiding and abetting the alleged breaches of fiduciary duty. The plaintiffs seek declaratory judgment, monetary damages, and other equitable relief. They also seek to certify a class comprising all former D&B stockholders who exchanged their shares for cash in the transaction, excluding the defendants and any individuals who were officers or directors of D&B at the time the transaction closed. The Company intends to respond to the lawsuit in a timely manner and will vigorously defend against the plaintiffs’ claims.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2025 to determine the amount of the obligations. Purchase obligations as of September 30, 2025 are as follows (in millions):

2025 (remaining)	$15.4
2026	8.9
2027	5.2
2028	3.2
2029	—
Thereafter	—
Total purchase commitments	$32.7
Other Contingencies
In conjunction with the JANA Investment, we are potentially liable for the JANA Contingent Consideration. The JANA Contingent Consideration is payable if JANA Partners achieves certain thresholds for assets under management ("AUM") by certain dates. The total $26 million potentially payable for the JANA Contingent Consideration is bifurcated into two tranches as follows: (1) a payment of $16 million if JANA Partners achieves an AUM threshold from September 2026 through December 2028 (the "Initial Payment") and (2) a payment of $10 million if JANA Partners achieves an AUM threshold as of December 31, 2028 (the "Additional Payment"). We consider the Initial Payment probable and have included $16 million in the basis of our investment in JANA Partners and a corresponding liability in Accounts payable and other accrued liabilities, current in our Condensed Consolidated Balance Sheet as of September 30, 2025. We do not consider the Additional Payment to be probable as of September 30, 2025.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Nine months ended September 30,
	2025	2024
	(In millions)
Cash paid during the period:
Interest	$4.5	$4.9
Income taxes	—	0.7
Non-cash investing and financing activities:
Equity in Fulfillment received as consideration in the WD Transaction	6.8	—
Exchange of real estate as repayment of debt	(12.2)	—
Contingent consideration for investment in JANA	16.0	—
Investment in JANA paid through reissuance of common stock from treasury	—	44.0
Difference between the historical cost of treasury stock and fair value upon reissuance for investment in JANA	—	(6.8)
Note J — Discontinued Operations
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet announced the D&B Sale. As a result of the pending transaction, it was determined that Dun & Bradstreet should be presented as a discontinued operation in our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025. From an accounting perspective, we continued to exert significant influence over D&B; therefore, we continued to account for this investment under the equity method of accounting. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation, we marked our investment in D&B to the fair market value implied by the stock price as of March 31, 2025 and recorded an impairment of $68.1 million in the nine months ended September 30, 2025, which is included in Net losses from discontinued operations, net of tax on our Condensed Consolidated Statement of Operations.
On August 26, 2025, the D&B Sale closed and Cannae completed the disposition of its ownership interests in Dun & Bradstreet, Inc. for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock (the "D&B Disposition"). Following the consummation of the D&B Disposition, Cannae no longer has any ownership interest in the common stock of D&B.
A reconciliation of the operations of D&B to the Condensed Consolidated Statement of Operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Other income (expense):
Recognized (losses) gains	$(10.6)	$0.3	$(86.6)	$(12.4)
Equity in losses of unconsolidated affiliates	—	(1.7)	$(11.3)	(12.7)
Loss from discontinued operations before income taxes	(10.6)	(1.4)	(97.9)	(25.1)
Income tax expense (benefit)	—	0.1	$—	(0.8)
Net loss from discontinued operations, net of tax	$(10.6)	$(1.5)	$(97.9)	$(24.3)
Assets of discontinued operations held for sale on our Condensed Consolidated Balance Sheet as of December 31, 2024 represents our investment in Dun & Bradstreet accounted for under the equity method of accounting.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Statements of Operations is presented below:

	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(In millions)
Total revenues	$609.1	$1,165.0	$1,749.8
Operating income	62.2	48.1	115.9
Earnings (loss) before income taxes	2.1	(48.8)	(84.2)
Net earnings (loss)	4.2	(47.4)	(33.4)
Net income (loss) attributable to noncontrolling interest	1.0	(2.1)	3.0
Net income (loss) attributable to Dun & Bradstreet	3.2	(45.3)	(36.4)
For the nine months ended September 30, 2025 and 2024 we received quarterly cash dividends from D&B in the amount of $3.5 million and $10.9 million, respectively, which are included in Distributions from investments in unconsolidated affiliates on the Condensed Consolidated Statements of Cash Flows.

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

Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition paired with the fact that the fair value has been below our book value for an extended period of time, exceeding one year, management determined the decrease in value of our investment in Alight was other-than-temporary as of June 30, 2025. Accordingly, we recorded an impairment in our investment of Alight of $59.1 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the nine months ended September 30, 2025.
As of September 30, 2025, the book value of our investment in Alight accounted for under the equity method of accounting is $147.4 million. Based on the closing stock price of Alight common shares as of September 30, 2025, the fair value of our investment in Alight was $132.0 million. Though we do not currently believe our investment in Alight is other than temporarily impaired, because the fair value is below the book value of our investment as of September 30, 2025, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
Accounting for Income Taxes. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss ("NOL") and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact of changes in tax rates and laws on deferred taxes, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.
As of September 30, 2025, we had a net deferred tax asset of $50.4 million, which is primarily attributable to temporary differences for our investments in unconsolidated affiliates held through partnerships. In the nine months ended September 30, 2025, we recorded an additional valuation allowance of $99.0 million on the Company's federal NOL carryforwards, state NOL carryforwards, and certain deferred taxes related to basis differences of our investments. In the first quarter of 2025, it was determined that due to the current market and investee-specific conditions, the ability to utilize the entirety of our deferred tax asset related to basis differences in our investments was less likely than prior periods. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2024, the Company was in a cumulative book loss position. The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets. As of September 30, 2025, the Company has a federal valuation allowance of $145.2 million representing a full valuation allowance on its federal NOL carryforwards and certain other deferred taxes related to our ownership interests where it is not more likely than not that the tax benefit will be realized. Additionally, a state valuation allowance of $6.6 million has been recorded representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire. At this time, we consider it more likely than not that we will have sufficient taxable income and available excess capital gain from prior year periods that will allow us to realize our remaining deferred tax assets. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to record an additional valuation allowance on its net deferred tax asset in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings (Loss). The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Restaurant revenue	$94.6	$102.1	$295.6	$316.2
Other operating revenue	12.3	11.8	24.7	26.4
Total operating revenues	106.9	113.9	320.3	342.6
Operating expenses:
Cost of restaurant revenue	88.6	93.0	270.4	279.3
Personnel costs	12.1	18.1	62.5	60.5
Depreciation and amortization	2.9	3.3	9.0	10.0
Other operating expenses	16.5	17.6	73.9	74.5
Total operating expenses	120.1	132.0	415.8	424.3
Operating loss	(13.2)	(18.1)	(95.5)	(81.7)
Other income (expense):
Interest, investment and other income	1.9	0.8	8.1	3.6
Interest expense	(3.3)	(2.9)	(10.4)	(7.5)
Recognized gains (losses), net	8.1	23.1	(60.9)	(117.9)
Total other income (expense), net	6.7	21.0	(63.2)	(121.8)
(Loss) earnings before income taxes and equity in earnings (losses) of unconsolidated affiliates	(6.5)	2.9	(158.7)	(203.5)
Income tax (benefit) expense	(3.8)	(6.4)	14.6	14.2
(Loss) earnings before equity in earnings (losses) of unconsolidated affiliates	(2.7)	9.3	(173.3)	(217.7)
Equity in losses of unconsolidated affiliates	(57.5)	(25.3)	(155.1)	(22.3)
Net loss from continuing operations	(60.2)	(16.0)	(328.4)	(240.0)
Net loss from discontinued operations, net of tax	(10.6)	(1.5)	(97.9)	(24.3)
Net loss	(70.8)	(17.5)	(426.3)	(264.3)
Less: Net loss attributable to non-controlling interests	(2.4)	(3.9)	(6.1)	(5.8)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(68.4)	$(13.6)	$(420.2)	$(258.5)
For the Three Months Ended September 30, 2025 and 2024
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The material changes in revenues, expenses and pre-tax loss for the three months ended September 30, 2025 and 2024 are discussed in further detail at the segment level below.
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
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates decrease $9.4 million, or 324.1%, in the three months ended September 30, 2025 compared to the corresponding period in 2024.
Income Taxes
Income tax benefit was $3.8 million and $6.4 million in the three-month periods ended September 30, 2025 and 2024, respectively. Our effective tax rate was 58.5% and (220.7)% in the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended September 30, 2025 compared to the corresponding period in 2024 is primarily attributable to the impact of equity in losses of unconsolidated affiliates relative to pre-tax losses on our effective tax rate.
Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in earnings (losses) of unconsolidated affiliates for the three months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30, 2025
	2025	2024
	(In millions)
Alight	(81.7)	(6.6)
BKFC	26.6	(14.4)
Watkins	0.1	—
JANA	0.3	1.3
Other	(2.8)	(5.6)
Total	$(57.5)	$(25.3)
The equity in losses of Alight in the three months ended September 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $1,338.0 million. The equity in earnings of BKFC in the three months ended September 30, 2025 was primarily driven by the pickup of our ratable portion of BKFC's increased player trading income.
For the Nine Months Ended September 30, 2025 and 2024
The following is a discussion of the material fluctuations in our consolidated results of operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The material changes in revenues, expenses and pre-tax loss for the nine months ended September 30, 2025 and 2024 are discussed in further detail at the segment level below.
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates increased (decreased loss) $44.8 million, or 22.0%, in the nine months ended September 30, 2025 compared to the corresponding period in 2024.
Income Taxes
Income tax expense was $14.6 million and $14.2 million in the nine-month periods ended September 30, 2025 and 2024, respectively. Our effective tax rate was (9.2)% and (7.0)% in the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the nine months September 30, 2025 compared to the corresponding period in 2024 is primarily attributable to the impact of equity in losses of unconsolidated affiliates relative to pre-tax losses and the recording of valuation allowances on our effective tax rate.
Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the nine months ended September 30, 2025 and 2024 consisted of the following:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Alight	$(165.3)	$(15.7)
Black Knight Football	3.9	(39.7)
CSI	15.7	41.1
Watkins	(4.7)	—
JANA	3.1	1.8
Other	(7.8)	(9.8)
Total	$(155.1)	$(22.3)
The equity in losses of Alight in the nine months ended September 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $2,321 million. The equity in earnings of BKFC in the nine months ended September 30, 2025 was primarily driven by the pickup of our ratable portion of BKFC's increased player trading income.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenue
Restaurant revenue	$94.6	$102.1	$295.6	$316.2
Total operating revenues	94.6	102.1	295.6	316.2
Operating expenses:
Cost of restaurant revenue	88.6	93.0	270.4	279.3
Personnel costs	4.1	4.8	12.3	15.5
Depreciation and amortization	2.3	2.6	7.2	8.0
Other operating expenses	5.9	5.5	17.5	18.2
Total operating expenses	100.9	105.9	307.4	321.0
Operating (loss)	(6.3)	(3.8)	(11.8)	(4.8)
Other (expense) income:
Interest expense	(1.6)	(1.5)	(4.7)	(4.1)
Recognized (loss) gains, net	(0.4)	4.4	(0.2)	5.7
Total other (expense) income	(2.0)	2.9	(4.9)	1.6
Loss before income taxes and equity in losses of unconsolidated affiliates	$(8.3)	$(0.9)	$(16.7)	$(3.2)
For the Three Months Ended September 30, 2025
Total revenues for the Restaurant Group segment decreased $7.5 million, or 7.3%, in the three months ended September 30, 2025, compared to the corresponding period in 2024. The reduction in revenue is primarily attributable to approximately $3.6 million of incremental revenue included in the three months ended September 30, 2024 associated with O'Charley's store locations that were closed prior to the three months ended September 30, 2025 and a decline in comparable store sales.

Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 13.6% and 0.8%, respectively, in the three months ended September 30, 2025 compared to the corresponding period in 2024. The decrease is primarily attributable to our O'Charley's and 99 Restaurants brands decrease in guest counts of 18.3% and 1.9%, respectively, partially offset by an increase in the average amount spent by guests each visit of 5.7% and 1.2%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
For the Nine Months Ended September 30, 2025
Total revenues for the Restaurant Group segment decreased $20.6 million, or 6.5%, in the nine months ended September 30, 2025, compared to the corresponding period in 2024. The reduction in revenue is primarily attributable to approximately $8.9 million of incremental revenue included in the nine months ended September 30, 2024 associated with O'Charley's store locations that were closed prior to the nine months ended September 30, 2025 and a decline in comparable store sales.
Comparable Store Sales. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 13.3% and 0.4%, respectively, in the nine months ended September 30, 2025 compared to the comparable period in 2024. The decrease in 2025 is primarily attributable to O'Charley's and 99 Restaurants brands decrease in guest counts of 16.3% and 2.1% respectively, partially offset by an increase in the average amount spent by guests each visit of 3.6% and 1.7%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
Alight
As of September 30, 2025, we own approximately 7.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$533.0	$555.0	$1,609.0	$1,652.0
Gross profit	178.0	174.0	525.0	523.0
Net loss from continuing operations	(1,055.0)	(44.0)	(2,145.0)	(169.0)
Net (loss) earnings from discontinued operations	(13.0)	(30.0)	(22.0)	2.0
Net loss attributable to noncontrolling interests	(1.0)	—	(2.0)	(2.0)
Net loss attributable to Alight	(1,067.0)	(74.0)	(2,165.0)	(165.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of September 30, 2025, we own approximately 44.7% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of BKFC on a three-month lag, and accordingly, our net loss for the three months ended September 30, 2025 and 2024 includes our equity in Black Knight Football’s losses for the three and nine months ended June 30, 2025 and 2024, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$95.6	$77.8	$228.1	$179.9
Operating loss	(9.2)	(12.7)	(46.0)	(70.5)
Losses of unconsolidated affiliates	(0.8)	(3.1)	(3.9)	(9.6)
Net earnings (loss) attributable to BKFC	58.2	(30.8)	10.7	(100.4)
Black Knight Football's total revenue is primarily attributable to Premier League media rights, matchday and sponsorship revenue earned by AFCB.
Total revenues for Black Knight Football increased $17.8 million, or 22.9%, in the three months ended June 30, 2025, compared to the corresponding period in 2024. The change in revenue was primarily attributable to a $13.2 million, or 20.7%, increase due to AFCB's higher placement in the table along with $2.6 million, or 41.6%, increase as a result of players out on loan in the three-month period.
Total revenues increased $48.2 million, or 26.8%, in the nine months ended June 30, 2025, compared to the corresponding period in 2024. The change in revenue was primarily attributable to a $27.1 million, or 19.0%, increase due to AFCB's higher placement in the table along with $10.9 million, or 110.0%, increase as a result of players out on loan in the nine-month period.
Operating loss decreased $24.5 million in the nine months ended June 30, 2025 compared to the corresponding period in 2024. The change was primarily attributable to the increase in revenue as noted above, partially offset by increased personnel costs, namely player compensation of $19.2 million, or 16.1% for the nine months ended June 30, 2025.
Net earnings (loss) attributable to BKFC increased $89.0 million in the three months ended June 30, 2025 and increased $111.1 million in the nine months ended June 30, 2025 compared to the corresponding periods in 2024. The change was primarily attributable to the factors noted above, as well as an increase in income from player trading of approximately $73.8 million and $73.5 million in the three and nine months ended June 30, 2025 compared to the corresponding periods in 2024.
JANA
As of September 30, 2025, we own approximately 50.0% of the ownership interest of JANA. We account for our ownership of JANA under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of JANA on a three-month lag, and accordingly, our net earnings (loss) for the three and nine months ended September 30, 2025 includes our equity in JANA’s earnings for the three and nine months ended June 30, 2025, and our net earnings (loss) for the three and nine months ended September 30, 2024 includes our equity in JANA’s earnings for the three months ended June 30, 2024 and for the period from February 21, 2024 through June 30, 2024, respectively.
Summarized statement of operation information for JANA for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Nine months ended June 30, 2025	For the period from February 21, 2024 through June 30, 2024
	2025	2024
	(In millions)
Total revenues	$5.3	$10.1	$31.0	$15.0
Operating income	1.7	6.6	18.4	10.0
JANA's total revenue is primarily attributable to management fees earned from managing investment funds and performance fees earned which are calculated based on investment performance and various factors, including relative benchmarks, hurdles and preferred returns.
The changes in revenue and operating income for the nine months ended June 30, 2025 relative to the period from February 21, 2024 through June 30, 2024 are not comparable due to the difference in the time periods.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.

The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Other operating revenue	$12.3	$11.8	$24.7	$26.4
Operating expenses:
Personnel costs	8.0	13.3	50.2	45.0
Depreciation and amortization	0.6	0.7	1.8	2.0
Other operating expenses	10.6	12.1	56.4	56.3
Total operating expenses	19.2	26.1	108.4	103.3
Operating loss	(6.9)	(14.3)	(83.7)	(76.9)
Other income (expense):
Interest, investment and other income	1.9	0.8	8.1	3.6
Interest expense	(1.7)	(1.4)	(5.7)	(3.4)
Recognized gains (losses), net	8.5	18.7	(60.7)	(123.6)
Total other income (expense)	8.7	18.1	(58.3)	(123.4)
Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	$1.8	$3.8	$(142.0)	$(200.3)
For the Three Months Ended September 30, 2025
Recognized gains, net in our Corporate and Other segment consists of the following:

	Three months ended September 30,
	2025	2024
	(In millions)
Paysafe fair value adjustments	$0.7	$16.1
Alight dilution	1.8	0.5
BKFC dilution	4.5	0.8
Dayforce fair value adjustments	—	6.4
Other, net	1.5	(5.1)
Recognized gains, net	$8.5	$18.7
For the Nine Months Ended September 30, 2025
Recognized losses, net in our Corporate and Other segment consists of the following:

	Nine months ended September 30,
	2025	2024
	(In millions)
Alight impairment	$(59.1)	$—
WD Transaction	16.8	—
Put Right fair value adjustments	(13.2)	—
Paysafe fair value adjustments	(10.3)	30.0
Other fair value adjustments	(7.5)	4.9
Alight dilution	2.7	(9.7)
BKFC dilution	7.6	0.6
Sightline impairment	—	(141.0)
Dayforce fair value adjustments	—	(4.5)
Other, net	2.3	(3.9)
Recognized losses, net	$(60.7)	$(123.6)
Discontinued Operations
As a result of the D&B Sale, the financial results of D&B have been reclassified to discontinued operations. See Note J to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further details on the amounts included in discontinued operations for all periods presented.
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments. On November 4, 2025, our Board declared cash dividends of $0.15 per share, payable on December 31, 2025, to Cannae common shareholders of record as of December 17, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow beyond the foregoing over the short and long term are expected to include stock repurchases (including, but not limited to, the purchase of the common stock underlying the Put Right) and debt repayments.
As of September 30, 2025, we had cash and cash equivalents of $233.8 million, of which $225.8 million was cash held by the corporate holding company, and $50.0 million of immediate capacity under our existing holding company credit facilities.
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
Cash Flows for the Nine Months Ended September 30, 2025
The Company is engaged in actively managing and operating a core group of operating companies. The Company accounts for many of its material holdings on an unconsolidated basis and therefore, a material portion of the cash inflow the Company generates is reported in cash flows from investing activities pursuant to GAAP. As a result of such accounting treatment, the Company expects to continue to generate a material portion of its cash inflow from activities classified as investing activities under GAAP and does not expect to generate positive operating cash flows on a regular basis. The cash requirements of the Company typically come from the activities classified as investing activities under GAAP as we receive distributions from unconsolidated affiliates and at times sell a portion or all of our investment in these various operating companies.
Operating Cash Flow. Our cash flows used in operations for the nine months ended September 30, 2025 and 2024 totaled $34.1 million and $78.1 million, respectively. The decrease in cash used in operations of $44.0 million is primarily attributable to tax refunds received of $23.1 million and lower operating expenses, including professional fees, in the 2025 period compared to the 2024 period.
Investing Cash Flows. Our cash flows provided by investing activities for the nine months ended September 30, 2025 and 2024 were $493.8 million and $307.1 million, respectively. The increase in cash provided by investing activities of $186.7 million in the 2025 period from the 2024 period is primarily attributable to our current year sale of our remaining interest in D&B for proceeds of $629.8 million partially offset by prior year proceeds from the sale of a portion of our interest D&B of $100.9 million and $264.0 million proceeds from sales of Dayforce and by a $79.3 million increase in purchases of new investments made in the 2025 period compared to the 2024 period.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2025 and 2024 were $357.4 million and $174.5 million, respectively. The increase in cash used in financing activities of $182.9 million is primarily attributable to the decreased borrowings of $61.1 million, increased repayments of debt of $113.9 million and increased dividends paid of $8.5 million in the 2025 period compared to the 2024 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2025 to determine the amount of these obligations.
As of September 30, 2025, our required future payments relating to these contractual obligations were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Operating lease payments	$6.2	$24.5	$22.9	$20.9	$17.8	$110.7	$203.0
Unconditional purchase obligations	15.4	8.9	5.2	3.2	—	—	32.7
Notes payable	2.0	13.5	0.2	2.1	0.1	50.9	68.8
Fees payable to Manager	1.9	18.0	—	—	—	—	19.9
Restaurant Group financing obligations	0.1	0.4	0.4	0.3	0.3	—	1.5
Total	$25.6	$65.3	$28.7	$26.5	$18.2	$161.6	$325.9
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
During the nine months ended September 30, 2025, we repurchased a total of 2,295,463 shares of Cannae common stock for approximately $42.1 million in the aggregate, or an average of $18.33 per share under the 2022 Repurchase Program. Since the original commencement of the 2022 Repurchase Program through market close on September 30, 2025, we have repurchased a total of 10.0 million shares of Cannae common stock for approximately $193.1 million in the aggregate, or an average of $19.31 per share. As of the date of this Quarterly Report, there are no shares available for repurchase under the 2022 Repurchase Program.
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
During the three months ended September 30, 2025, we repurchased a total of 6,212,998 shares of Cannae common stock for approximately $120.4 million in the aggregate, or an average of $19.38 per share under the 2023 Repurchase Program. During the nine months ended September 30, 2025, we repurchased a total of 9,705,074 shares of Cannae common stock for approximately $189.8 million in the aggregate, or an average of $19.56 per share under the 2023 Repurchase Program. From October 1, 2025 through November 7, 2025, we repurchased an additional 294,926 shares of Cannae common stock for approximately $5.4 million in the aggregate, or an average of $18.21 per share, pursuant to the 2023 Repurchase Program. Since the original commencement of the 2022 Repurchase Program through market close on November 7, 2025, we have repurchased a total of 10,000,000 shares of Cannae common stock for approximately $195.2 million in the aggregate, or an average of $19.52 per share. As of the date of this Quarterly Report, there are no shares available for repurchase under the 2023 Repurchase Program.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. As of September 30, 2025, we have not made any purchases under the 2025 Repurchase Program and there are 10.0 million shares available for repurchase under the 2025 Repurchase Program. From October 1, 2025 through November 7, 2025, we repurchased an additional 2,003,608 shares of Cannae common stock for approximately $36.9 million in the aggregate, or an average of $18.38 per share, pursuant to the

2025 Repurchase Program. As of the date of this Quarterly Report, there are 7,996,392 shares available for repurchase under the 2025 Repurchase Program.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended September 30, 2025, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Board and management value constructive input from our shareholders and are committed to acting in the best interests of all of our shareholders. However, we may be subject to actions or proposals from shareholders or others that may not align with the Company’s business strategies or the interests of our other shareholders.
We have recently received notice of a proxy solicitation effort by a shareholder seeking to nominate directors to our Board and influence the outcome of our upcoming annual meeting. This proxy contest could result in a change in the composition of our Board or executive officers and potentially alter our corporate governance or strategic direction.
A proxy contest can be disruptive and costly, even if unsuccessful. It may divert the attention of our Board and management from their regular duties and the execution of our business strategy. In addition, responding to a proxy contest could require significant time and expense, including legal and advisory fees, which could negatively impact our financial condition. Our aggregate expenses, including those of our outside legal counsel and other outside advisors, related to our solicitation of proxies in excess of expenses normally spent for an annual meeting in which there is not a proxy contest, and excluding salaries and wages of our regular employees and officers, are expected to be approximately $5.9 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (4)
Beginning Balance				16,507,924
7/1/2025 - 7/31/2025	1,330,319	$21.43	1,330,319	15,177,605
8/1/2025 - 8/31/2025	2,279,293	18.75	2,279,293	12,898,312
9/1/2025 - 9/30/2025	2,603,386	18.89	2,603,386	10,294,926
Total	6,212,998	$19.38	6,212,998
(1) On October 29, 2023, our Board approved the 2023 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock.
(2) On March 24, 2025, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10 million shares of our CNNE common stock.
(3) During the third quarter of 2025, we adopted a Rule 10b-18 and 10b5-1 trading plan which allows the Company to purchase shares of our common stock under our announced repurchase programs during certain restricted blackout periods. During the term of the Rule 10b-18 and10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and 10b5-1 trading plan.
(4) As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Margin Loan Agreement, dated as of August 27, 2025 by and among Cannae Funding A, LLC, the lenders from time to time thereto and Bank of America as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 28, 2025).

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

Date:	November 10, 2025	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Chief Financial Officer (Principal Financial and Accounting Officer)