Form 10-K
period 2025-12-31
Cannae Holdings, Inc.
filed 2026-03-02
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the shares of Cannae common stock held by non-affiliates of the registrant as of June 30, 2025, was $1,061,691,612 based on the closing price of $20.85 as reported by the New York Stock Exchange.
As of February 20, 2026 there were 46,324,719 shares of Cannae common stock outstanding.
The information in Part III hereof for the fiscal year ended December 31, 2025, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

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
Our primary assets as of December 31, 2025 include our ownership interests in Alight, Inc. ("Alight"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC"); JANA Partners Capital, LLC, JANA Partners Management, LP and JANA Partners Management GP, LLC (together, "JANA" or "JANA Partners"); BGPT Catalyst, L.P. ("CSI LP", "Computer Services, Inc.", or "CSI"); Watkins Holdings, LLC ("Watkins"); JANA Strategic Investments Benchmark Fund, L.P. - Series A-1 ("JANA Fund"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
The Company conducts its business through its wholly owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Nevada limited liability company. The Company’s board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and the performance of our external manager, Trasimene Capital Management, LLC ("Trasimene" or our "Manager"). On May 12, 2025, Cannae, Cannae LLC and the Manager (Cannae, Cannae LLC and the Manager collectively, the "Parties"), entered into that certain Management Services Agreement Termination Agreement (the "MSA Termination Agreement").
The MSA Termination Agreement terminated the Third Amended and Restated Management Services Agreement among the Parties (the "MSA") in its entirety as of May 12, 2025 without any further obligations or liabilities other than certain obligations relating to the continued indemnification and limitation on liability and the remaining obligations of the Company and/or Cannae LLC, as applicable, to pay the Manager: (i) an amount of $0.6 million in each month from May to December 2025, representing each of the unpaid monthly Management Fees (as defined in the MSA) that would have been due to the Manager through December 31, 2025; (ii) on January 1, 2026, $11.4 million, representing the aggregate remaining unpaid monthly Management Fees that would have been due to the Manager from January 1, 2026 through June 30, 2027; (iii) on July 1, 2025, $6.7 million, representing the second installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on such date; and (iv) on July 1, 2026, $6.6 million, representing the final installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on July 1, 2026.
As of December 31, 2025, we had the following reportable segments:
Alight. This segment consists of our 7.7% ownership interest in Alight. Our Vice Chairman of the Board, Mr. Foley, serves on the board of directors of Alight. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
We account for our ownership of Alight using the equity method of accounting and therefore its results of operations do not consolidate into ours.
Black Knight Football. This segment consists of our 44.7% ownership interest in BKFC. BKFC is a partnership led by William P. Foley, II ("Mr. Foley" or "Bill Foley"), our Vice Chairman of the Board, that owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club, Moreirense Futebol Clube ("MFC"), a Portuguese Primeira Liga football club, and in 2025 held a minority interest in FC Lorient ("FCL"), a French football club. Black Knight Football is a leading, multi-club operator of football assets across the world. It aims to drive on-field and financial success of each of its clubs by leveraging its multi-club model to increase pathways to player development, acquiring and developing best-in-class players and managers at each club; building best-in-class infrastructure and facilities to drive player development and supporter engagement; and increase commercial opportunities for its clubs by focusing on on-field success and leveraging the extensive networks of owners and executive management.
Black Knight Football aims to continue to expand its network of clubs through strategic acquisitions and partnerships to further enhance the benefits of its multi-club model. In June 2025, BKFC acquired a 70% ownership interest in MFC. In January 2026, BKFC acquired the remaining ownership interests in FCL and now holds a 100% ownership interest in the club.
We account for our ownership of BKFC using the equity method of accounting and therefore its results of operations do not consolidate into ours.
JANA. This segment consists of our 50.0% ownership interest in JANA. JANA is an investment manager founded in 2001 and is an engaged investor with the purpose of leveraging shareholder engagement to create substantial value for both investors and stakeholders. JANA selects investments in undervalued public companies and elevates the standing of shareholder activism to drive value-accretive change.
We account for our ownership of JANA using the equity method of accounting and therefore its results of operations do not consolidate into ours.
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
Corporate and Other. This aggregation of nonreportable operating segments consists of our share in the operations of certain controlled companies and other equity interests including CSI, AmeriLife, Watkins, the JANA Fund, Minden Mill, and various other minority equity ownership interests.
CSI is a leading fintech, regtech and cybersecurity partner that delivers core processing, digital banking, managed cybersecurity, cybersecurity compliance, payments processing, print and electronic document distribution, and regulatory compliance solutions to financial institutions and corporate customers, both foreign and domestic. CSI's core banking software is integral to its' regional and community bank customers and helps them compete in today's open banking environment by delivering a seamless banking experience through integrated digital technologies. Coupled with its managed cybersecurity and IT services products, loan origination and financial crime software solutions, and security and compliance advisory services, CSI provides mission-critical solutions to its customers.
AmeriLife is a national leader in developing, marketing and distributing life and health insurance, annuities and retirement planning solutions. Its mission is to provide insurance and retirement solutions to help people live longer, healthier lives. AmeriLife has partnered with the nation's leading insurance carriers to provide value and quality to customers through a national distribution network of over 300,000 insurance agents and advisors and 114 marketing organizations.
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
The JANA Fund employs a shareholder engagement strategy making significant long-only investments in the securities of undervalued public companies and seeking value-creating change to generate enhanced returns (the “JANA Strategy”). The JANA Strategy employs a highly concentrated portfolio, typically consisting of 6-8 core positions at any one time, primarily focused on US mid-cap companies across sectors. The JANA Fund executes the JANA Strategy benchmarked against the S&P 500 Total Return Index.

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
Alight. Alight aims to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, Alight helps employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future, such as improved employee productivity and retention, while also realizing a return on their people investment. Alight’s data, analytics and use of Artificial Intelligence ("AI") powered tools allow them to deliver actionable insights that drive measurable outcomes, such as healthcare claims savings, for companies and their people.
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
Top tier clubs in European football leagues earn significant revenues from revenue streams such as advertising and sponsorships, merchandise, and hospitality offerings. Most clubs competing in the top European football leagues, including BKFC's clubs, earn the majority of their revenues from media rights distributions from their domestic leagues. European leagues generally distribute their earnings from domestic and international media rights agreements with distribution partners to each of their respective clubs. In many leagues, the broadcast distributions are at least partially performance based so clubs that perform better on the pitch will earn more broadcasting income. The domestic media rights for the Premier League remain significant, totaling over $9 billion, at recent exchange rates, for the four-year period beginning with the 2025/26 season and running through the 2028/29 season. The international media rights for the Premier League have grown significantly in recent years, bringing in an additional nearly $9 billion, at recent exchange rates, for the three-year period beginning with the 2025/26 season and running through the 2027/28 season. After the most recent renewals of broadcast rights beginning with the current season, the Premier League now earns more revenue internationally than domestically, a strong indicator of the league's growing global popularity. We expect the proliferation of streaming and other new media distribution platforms to continue to drive demand for international football rights as streaming services seek unique content to help differentiate themselves from their competitors.
BKFC is focused on acquiring and partnering with clubs led by executives with local expertise, proven track records for financial and on-field success, and clear operational fit within BKFC's network of clubs to help further develop and implement BKFC’s strategy. In June 2025, BKFC completed the acquisition of a 70% ownership interest in MFC, further expanding its network of owned and operated clubs to Portugal, a country with a long history of excellence in football and a deep talent pool. In January 2026, BKFC acquired the remaining ownership interests in FC Lorient ("FCL") and now holds a 100% ownership interest in the club. This acquisition gives BKFC full control over FCL and allows it to fully integrate the club into its network.
In addition to the significant involvement of the Company’s Vice Chairman, Mr. Foley, who is the general partner of BKFC, the Company’s management team is extensively engaged in oversight of and working with BKFC management in helping BKFC implement its strategy. BKFC's strategy is to acquire, or partner with, clubs in top-tier leagues with valuable media rights and in countries with a history of deep player talent pools. Operating under this multi-club model allows BKFC to drive efficient player migration across its network of clubs, accelerate player development, and create operational, cost saving and commercial revenue synergies which we expect to give BKFC a competitive advantage over the long-term.
BKFC aims to take a measured approach to investing in world-class infrastructure and top players, coaches and executive management for each of its clubs in order to improve on field performance, execute on opportunities around fan engagement and brand expansion, and create new commercial revenue streams for advertising and sponsorships.
JANA. JANA seeks to deploy disciplined research to identify undervalued target companies that have multiple engagement levers to unlock their latent value and enhance their long-term potential. Its aim is to purchase equity interests with asymmetric upside potential and limited absolute downside risk of capital impairment. JANA leverages shareholder engagement and partners with industry leaders to drive value-accretive change by connecting with portfolio company management teams, boards, shareholders and other stakeholders in a constructive manner that sets the platform for effective collaboration and material change.
Restaurant Group. Our restaurant operations are focused in the casual dining segment of the restaurant industry. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that seeks to take advantage of the combined back-office synergies of our restaurant operating companies.
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations. Higher labor costs due to state and local minimum wage increases and shopping pattern shifts to e-commerce, quick-serve restaurant concepts and "ready to eat" grocery and convenience stores have had a negative impact on restaurant performance, particularly in the casual dining restaurants in which the company operates.
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
Average weekly sales per restaurant are typically higher in the first and second quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first half of the year. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
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
Competition
Black Knight Football. BKFC’s football clubs compete against other football clubs in their respective domestic leagues for a greater share of league media broadcast rights distributions, match attendance, matchday revenue and in domestic competitions. Additionally, BKFC’s clubs and their respective leagues compete against other types of media programming for attention and advertiser income both domestically and globally in markets around the world. BKFC’s clubs also compete against alternative forms of live entertainment for the sale of matchday tickets, including other live sports, concerts, festivals, and similar events.
BKFC’s football clubs also compete against football clubs around the world to attract the best players and coaches in the global transfer and football staff markets. Driven by investments in football clubs by wealthy ownership groups and the increasing value of revenues from broadcasting rights, competition for players has intensified over time, resulting in increasing values of players on the transfer market. While such competition creates the potential for higher player acquisition costs, it also creates an opportunity for increasing revenue from sales of players in BKFC's network of clubs. Supported by its multi-club model and focus on player development, BKFC aims to balance acquiring and developing players at prudent costs and driving superior results in domestic and international competitions, with disciplined monetization of player assets when market opportunities arise.
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
JANA. As an active investment manager, JANA competes on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, and access to and retention of qualified personnel. JANA faces competition in the pursuit of investors and capital for its investment funds. In recent years investors have increased the amount of capital they commit to alternative investment funds, however such increases may create increased competition with respect to fees charged by JANA's funds. JANA competes for investment capital primarily with other alternative investment fund providers, private equity firms, and similar investment managers. JANA also faces competition in the pursuit of attractive investment opportunities for its funds primarily from other fund managers, investment vehicles and other pools of capital, financial institutions and institutional investors (including sovereign wealth and pension funds), corporate buyers and other parties.
Restaurant Group. The restaurant industry is highly competitive and is often affected by changes in consumer tastes. Competition for our restaurant brands varies by location. In general, our restaurant brands compete within each market with national and regional chains and locally owned restaurants for guests, management and hourly personnel and suitable real estate sites. Restaurants are increasingly competing with grocery stores who are expanding their offerings of quick serve, ready-made meals and meal kits and with meal kit delivery services, which have increased market share in recent years. We expect to continue to compete in these areas.
Competitive Strengths
Proven management team. Our Board and executive management team have a proven track record of identifying, acquiring, managing and operating businesses. Our Board and executive management's breadth of knowledge of operational matters and capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure acquisitions to maximize the value acquired businesses, and to return the value created to our shareholders through long-term profitable operation of those businesses and, when appropriate, dispositions.
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
Regulation
Our corporate business activities are subject to regulation under the laws of the U.S. at the federal and state level. The activities of our various businesses are also subject to regulation and in the U.S. and other jurisdictions in which they operate, including foreign jurisdictions. See Item 1A Risk Factors of this Annual Report for further information on risks related to regulations impacting Cannae, Alight, BKFC and JANA that may have an adverse effect on our businesses.
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
Human Capital Resources
Employees
As of December 31, 2025, Cannae and our consolidated subsidiaries had 6,602 employees, which includes 6,303 in our Restaurant Group and 299 in the various consolidated businesses comprising our Corporate and Other segment. None of our employees are unionized or represented by any collective agency. We believe that our relations with employees are generally good.
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
Preserving the Environment. We recognize the importance of conducting business in an environmentally responsible manner and integrating responsibly designed environmental management practices into our operations. We are continually seeking to improve our environmental management practices to reduce our impact on the environment.

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

Risks Relating to our Management Structure and Our Manager
The Management Service Agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.
Because the Manager is owned by our Vice Chairman, Mr. Foley, and in the past was also owned by certain of our directors and executive officers, the MSA and MSA Termination Agreement were developed by related parties, although our independent directors reviewed and approved both agreements. The terms of the MSA and MSA Termination Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, particularly as a result of our relationship with the present and past principal owners of the Manager, who are or were certain directors and members of our management team, our independent directors may determine that it is in the best interests of our shareholders not to enforce, or to enforce less vigorously, our rights under the MSA and MSA Termination Agreement because of our desire to maintain our ongoing relationship with our directors and executive officers.
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
Certain of our directors and executive officers are or were members of the Manager and are or were directors and executive officers of other companies. Such persons, by virtue of their positions with us, have fiduciary duties to us and our shareholders. The duties of such persons as directors or executive officers to us and our shareholders may conflict with the interests of such persons in their capacities as members or employees of the Manager.
Members of our management team may engage in activities that compete with us or our businesses.
While the members of our management team intend to devote a substantial majority of their time to the affairs of the Company, our management team is not expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses, or required to present any particular acquisition or business opportunity to the Company.
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
The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with the Restaurant Group companies with respect to price, service, ambiance, brand, customer service, dining experience, location, food quality and variety and value perception of menu items and there are other well established competitors with substantially greater financial and other resources than the Restaurant Group companies. Some of our Restaurant Group companies' competitors advertise on national platforms, which may provide customers with greater awareness and name recognition than our Restaurant Group companies can achieve through their advertising efforts. There is also active competition for management personnel and attractive suitable real estate sites. Consumer tastes and perceptions, nutritional and dietary trends, guest count patterns and the type, number and location of competing restaurants often affect the restaurant business, and our Restaurant Group companies' competitors may react more efficiently and effectively to those conditions. For instance, prevailing health or dietary preferences or perceptions of our Restaurant Group companies' products may cause consumers to avoid certain menu items or products our Restaurant Group companies offer in favor of foods that are perceived as more healthy, and such choices by consumers could have a material adverse effect on our business, financial condition and results of operations. Further, our Restaurant Group companies face growing competition from the supermarket industry, with the improvement of their "convenient meals" in the deli and prepared food sections, from quick service and fast casual restaurants and online food delivery services as a result of food and beverage offerings by those food providers. As our Restaurant Group companies' competitors expand operations in markets where our restaurant businesses operate or expect to operate, we expect competition to intensify. If our Restaurant Group companies are unable to continue to compete effectively, their guest counts, sales and profit margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.
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
Alight relies on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are within its business and some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services ("AWS") and Microsoft Azure Cloud. Alight does not have control over the operations of such third parties. Alight also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by Alight's data center locations, with the telecommunications network providers with whom Alight or such providers contract, or with the systems by which Alight's telecommunications providers allocate capacity among their clients, including Alight, could adversely affect the availability and processing of Alight's solutions and related services and the experience of Alight's clients. If Alight's data centers are unable to keep up with its growing needs for capacity, this could have an adverse effect on Alight's business and cause it to incur additional expense. In addition, any financial difficulties faced by Alight's third-party data center’s operator or any of the service providers with whom Alight or such providers contract may have negative effects on Alight's business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyberattacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While Alight has adopted, and continues to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change or otherwise) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in Alight's services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or Alight's own systems, could negatively impact Alight's relationships with customers and adversely affect its business and could expose it to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at Alight's third-party data center could adversely affect its reputation and may damage its clients’ stored files or result in lengthy interruptions in its services. Interruptions in Alight's services might reduce its revenues, subject it to potential liability or other expenses or adversely affect its renewal rates.
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
Alight's employees, consultants or agents may still take actions in violation of its policies for which it may be ultimately responsible, or its policies and procedures may be inadequate or may be determined to be inadequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of Alight's business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines that could damage its reputation and have a materially adverse effect on its results of operation or financial condition. In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and Alight's continued operational changes and development into new jurisdictions and new service offerings also increases Alight's legal and regulatory compliance complexity as well as the type of governmental oversight to which it may be subject. These changes in laws and regulations could mandate significant and costly changes to the way Alight implements its services and solutions or could impose additional licensure requirements or costs to Alight's operations and services, or limit its ability to mitigate risk. In addition, new regulatory or industry developments could create an increase in competition that could adversely affect Alight. These potential developments include:
•changes in regulations relating to health and welfare plans including potential challenges or changes to the Patient Protection and Affordable Care Act, expansion of government-sponsored coverage through Medicare or the creation of a single payer system, or changes to the employee tax exclusion and/or employer deduction for employer-provided healthcare benefits;
•changes in regulations relating to defined contribution and defined benefit plans, and Individual Retirement Accounts ("IRAs"), including retirement plan and pension reform that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on Alight's ability to earn revenues from these products and services;
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
•changes to, or new, federal, state or provincial regulations relating to leave of absence programs or short-term or long-term disability plans, which could create more difficult and complex delivery requirements for Alight's business leading to increased operational costs or increased enforcement and litigation for potential violations, including greater penalties for administrative errors; and
•additional regulations or revisions to existing regulations promulgated by other regulatory bodies in jurisdictions in which Alight operates.
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
A significant majority of the revenue of BKFC and its clubs is generated from the domestic and international media rights for domestic league matches. Contracts for these media rights and certain other revenue for those competitions are negotiated collectively by the domestic leagues in which BKFC's football clubs compete. BKFC and its clubs are generally not a party to the contracts negotiated by the domestic leagues. Further, BKFC and its clubs do not participate in and therefore do not have any direct influence on the outcome of contract negotiations. Although an agreement has been reached for the sale of Premier League domestic broadcasting rights in the UK through the end of the 2028/29 football season, future agreements may not maintain the current level of broadcasting revenues. Furthermore, a change in credit quality at one of the media broadcasters for the domestic leagues in which BKFC's clubs compete could increase the risk that such counterparty is unable or unwilling to pay amounts owed to the domestic league and ultimately, BKFC's clubs. The failure of a major media broadcaster for the domestic league competitions to pay outstanding amounts owed to its respective league could have a material adverse effect on BKFC's business, results of operations, financial condition and cash flow.
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
Risks Relating to JANA
Changes in the value levels of equity, debt, real assets, commodities, foreign exchange or other asset markets, including from the impact of global trade policies and tariffs, may cause investments, revenue and earnings to decline.
JANA’s investment management revenue is primarily comprised of fees based on a percentage of the value of investments and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or movements in the price of real assets, commodities, digital assets or other alternative investments in which JANA invests on behalf of its clients, including from the impact of global fiscal, monetary and trade policies, could cause the value of investments, or JANA's returns on investments, to decrease. These risks may also be heightened by market volatility, illiquid market conditions or other market disruptions. The occurrence of any of the above events may cause JANA’s investments, revenue and earnings to decline.

Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline.
The Company’s management believes that investment performance is one of the most important factors for the growth and retention of investments. Poor investment performance relative to applicable portfolio benchmarks, aggregate fee levels or competitors may cause investments, revenue and earnings to decline as a result of:
•Client withdrawals in favor of better performing products offered by competitors.
•Client shifts to products that charge lower fees.
•The diminishing ability to attract additional funds from existing and new clients
•Reduced, minimal or no performance fees.
Regulatory reforms in the US could expose JANA to increasing regulatory scrutiny, as well as regulatory uncertainty.
In recent years, a number of regulatory reforms have been proposed or fully or partially implemented in the US, and the level of regulatory scrutiny to which JANA is subject has increased and could increase further in the future. JANA, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. New or proposed changes to laws, regulations, policies, initiatives and other government actions may be difficult to anticipate, which provides additional uncertainty and may heighten the Company’s risks related to such actions. Regulatory reforms in the US could require JANA to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its investments, revenue and earnings to decline. Regulatory reform may also impact JANA’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to JANA.
Risks Relating to the Company's Structure
We may become subject to the Investment Company Act of 1940.
We do not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the "40 Act"). We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long-term. Our officers, the Manager and employees devote their activities to these businesses. Based on these factors, we believe that we are not an investment company under the 40 Act, including by virtue of the exception from the definition of “investment company” in Section 3(b)(1) of the 40 Act, and we intend to continue to conduct our operations so that we will not be deemed an investment company. If, at any time, we become or are determined to be primarily engaged in the business of investing, reinvesting or trading in securities, we could become subject to regulation under the 40 Act. In these circumstances, after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become subject to the 40 Act, any violation of the 40 Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.
Certain executive officers and members of our Board of Directors have or will have interests and positions that could present potential conflicts.
Certain executive officers and members of our Board serve on the boards of directors of other entities or are employed by other entities, including but not limited to Alight, BKFC, JANA, CSI, Minden Mill and Watkins.
As a result of the foregoing, there may be circumstances where certain executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with Alight, BKFC, JANA, CSI, Minden Mill or Watkins; (ii) business opportunities arising for any of us; and (iii) conflicts of time with respect to matters potentially or actually involving or affecting us. For example, from time to time, we may enter into transactions with such other entities and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company or any of our respective subsidiaries or affiliates as would be the case where there is no potential conflict of interest.
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
General Risk Factors
The loss of key personnel or directors could impair our operating abilities and could have a material adverse effect on our business, investments in operating companies, financial condition and results of operations.
Our success will substantially depend on our ability to attract and retain key members of our senior management team, officers and directors. If we lose one or more of these key employees or directors, our operating results and in turn the value of our common stock could be materially adversely affected. Although we may enter into employment or director agreements with our officers or directors, there can be no assurance that the entire term of any such agreement will be served or that any such agreement will be renewed upon expiration.
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
Furthermore, if we are unable to similarly and effectively maintain and upgrade our corporate system safeguards, data and confidential information we may have access to from time to time about the businesses we own and manage may also become more vulnerable to unauthorized access. We utilize a third party to manage the Company's corporate IT network and related resources and we actively collaborate with the third party to monitor risks and recent threats to our IT environment, develop protocols for responding to cybersecurity incidents, and train employees on common techniques used in cyberattacks. Our failure to adequately monitor our key third-party IT service provider could result in the failure of all or a portion of our IT resources and impact the operations of our business. Furthermore, loss of our third-party IT service provider could result in increased costs associated with acquiring new internal IT resources and developing internal IT processes.
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
The due diligence process that we undertake in connection with new acquisitions may not reveal all facts that may be relevant in connection with acquisitions of ownership interests, and we may not realize the anticipated benefits from past or potential future acquisitions, strategic transactions, investments, or our business model.
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
We currently have, and may continue to pursue, investments in businesses that involve or may involve business, regulatory, structural, legal, or other complexities, which could have a material adverse effect on our business, financial condition, and results of operations.
We have investments in businesses that have complex structures. This could take the form of substantial business, regulatory, structural, or legal complexity. These investments have or may have structures that could limit our ability to manage, control, or timely realize value from the assets acquired. As an element of our strategy, we may continue to pursue opportunities that have these complexities, and these transactions can be more difficult, expensive, and time-consuming to finance and execute. Any of these risks could have a material adverse effect on our performance.
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
The global operations of some of our ownership interests, including Alight and BKFC, may subject us to risks that could negatively affect our business.
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
Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
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
Our ERM program is overseen by a group of highly qualified individuals and is tailored to the unique structure of our business. As a holding company with a small group of highly qualified employees, we are well positioned to maintain operations in the event of a disaster or a material disruption to our information technology ("IT") infrastructure and networks. Our CISO has extensive information technology, cybersecurity and program management experience as do many of the employees in the information security group for our third-party provider. Our CISO, as well as others in our third-party provider's information security group, hold certifications such as the Certified Information System Security Professional certification. Each of our various businesses separately maintains business continuity functions that adhere to the unique requirements of their business.
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
The Board administers its risk oversight function directly and through committees and our Board has a strong focus on cybersecurity. Our approaches to cybersecurity and privacy are overseen by the audit committee. At each regular meeting of the audit committee of our Board, management provides reports relating to existing and emerging risks at our companies, including, as appropriate, cyber and data security risks, and any security incidents. At least annually (or more frequently in the event of material changes to the Company) the update to the audit committee includes a summary of management’s complete reassessment of the Company’s risk and control environment identified through our ERM program. Our audit committee chairman reports on these discussions to our Board on a quarterly basis.
See Item 1A Risk Factors for discussion of material risks faced by the Company, including risks related to cybersecurity and IT.
Item 2.      Properties
Our corporate headquarters are located in Las Vegas, Nevada in leased facilities.
Restaurant Group. The Restaurant Group's headquarters are currently located in Nashville, Tennessee with another office location in Woburn, Massachusetts. All of our restaurants are leased from third parties and are located in 20 states throughout the U.S. Substantially all of our Restaurant Group's revenues are generated in those states.
Corporate and Other. We own an 1,800-acre ranch-style luxury resort and residential community in Bend/Powell Butte, Oregon.
Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion under Legal Contingencies in Note M - Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part I, Item 3.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock trades on The New York Stock Exchange under the "CNNE" trading symbol.
Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2025. The peer group comparison has been weighted based on their stock market capitalization. The graph tracks the performance of a $100.00 investment, with reinvestment of all dividends (if any), from December 31, 2020 through December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cannae Holdings Inc, the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Cannae Holdings Inc
S&P 500
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Cannae Holdings, Inc.	100.00	79.40	46.65	44.07	45.72	37.33
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group (1)	100.00	121.97	91.32	126.80	171.66	175.80
______________________________
(1) Represents the peer group used for the year ended December 31, 2025 and consists of the following companies: Main Street Capital, Compass Diversified Holdings, StepStone Group, Hercules Capital, Federated Hermes, Capital Southwest, Artisan Partners Asset Management, Trinity Capital, Hamilton Lane and GCM Grosvenor.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

On January 30, 2026, the last reported sale price of our common stock on The New York Stock Exchange was $14.41 per share. We had approximately 6,004 shareholders of record.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer
On August 3, 2022, our Board authorized a three-year stock repurchase program, (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2025, we repurchased 2,295,463 shares of CNNE common stock for approximately $42.1 million in the aggregate, or an average of $18.33 per share, pursuant to the 2022 Repurchase Program. As of December 31, 2025, there are no shares available for repurchase under the 2022 Repurchase Program as the 2022 Repurchase Program was completed with all authorized shares being repurchased.
On October 29, 2023, our Board authorized a stock repurchase program, (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. During the year ended December 31, 2025, we repurchased 10,000,000 shares of CNNE common stock for approximately $195.2 million in the aggregate, or an average of $19.52 per share, pursuant to the 2023 Repurchase Program. As of December 31, 2025, there are no shares available for repurchase under the 2023 Repurchase Program as the 2023 Repurchase Program was completed with all authorized shares being repurchased.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the year ended December 31, 2025, we repurchased 4,700,913 shares of CNNE common stock for approximately $80.6 million in the aggregate, or an average of $17.14 per share, pursuant to the 2025 Repurchase Program. From January 1, 2026 through January 16, 2026, we repurchased an additional 385,000 shares of CNNE common stock for approximately $6.2 million in the aggregate, or an average of $16.15 per share, pursuant to the 2025 Repurchase Program. Since the original commencement of the 2025 Repurchase Program through market close on January 16, 2026, we have repurchased a total of 5,085,913 shares of Cannae common stock for approximately $86.8 million in the aggregate, or an average of $17.06 per share. As of January 16, 2026, the maximum number of shares that may yet be purchased under the 2025 Repurchase Program is 4,914,087.
The following table summarizes repurchases of equity securities by Cannae during the quarter ending December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Beginning Balance				10,294,926
10/1/2025 - 10/31/2025	2,023,534	$18.47	2,023,534	8,271,392
11/1/2025 - 11/30/2025	1,552,305	16.18	1,552,305	6,719,087
12/1/2025 - 12/31/2025	1,420,000	16.49	1,420,000	5,299,087
Total	4,995,839	$17.20	4,995,839
______________________________
(1)    On October 29, 2023, our Board of Directors approved the 2023 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
(2)    On March 24, 2025, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
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
In conjunction with the D&B Sale, Cannae entered into a Voting and Support Agreement with Dun & Bradstreet pursuant to which Cannae agreed to vote the 69,048,691 shares of D&B common stock, par value $0.0001 per share, for which the Company was then the beneficial owner (the "Owned Shares") in favor of the D&B Sale. Pursuant to the Voting and Support Agreement, the Company also agreed not to take certain actions, including (i) tendering any Owned Shares into any tender or exchange offer, (ii) transferring any Owned Shares (subject to certain exceptions), (iii) granting any proxies or powers of attorney or (iv) taking any action that would make any representation or warranty by the Company contained in the Voting and Support Agreement untrue or incorrect in any material respect or have the effect of preventing or disabling the Company from performing its obligations under the Voting and Support Agreement in any material respect. Under the Voting and Support Agreement, the Company was permitted to sell up to 10.0 million of the Owned Shares prior to completion of the D&B Sale or termination of the merger agreement entered into by D&B related to the D&B Sale in accordance with its terms.
As a result of the D&B Sale, we present our investment in Dun & Bradstreet as a discontinued operation in our Consolidated Financial Statements as of and for the year ended December 31, 2025 and all prior periods have been recast to reflect our investment in D&B as a discontinued operation and held for sale. See Note Q - Discontinued Operations for further discussion of our accounting for our ownership interest in D&B.
During the second quarter, we sold 10.0 million shares of common stock of D&B, and Cannae received proceeds of $89.5 million. On August 26, 2025, the D&B Sale closed, and Cannae completed the disposition of its remaining ownership interests in Dun & Bradstreet, Inc. for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock (the "D&B Disposition"). Following the consummation of the D&B Disposition and as of December 31, 2025, Cannae no longer has any ownership interest in D&B.
JANA
On May 12, 2025, Cannae entered into an agreement to acquire an additional 30% ownership interest in JANA Partners (the "JANA Investment") in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners achieves certain assets under management thresholds (the "JANA Contingent Consideration"). The transaction closed on September 2, 2025 and as of December 31, 2025, the Company has a 50.0% total ownership interest in JANA Partners.
On September 2, 2025, Cannae invested an additional $30.0 million into the JANA Fund. We previously accounted for our investment in the JANA Fund as an equity security without a readily determinable fair value. Due to our incremental investment in the JANA Fund and JANA Partners, as of September 30, 2025, we began accounting for our ownership interest in the JANA Fund as an unconsolidated affiliate using the equity method of accounting and record our ratable share of the JANA Fund's net income or loss on a three-month lag.
Black Knight Football
During the year ended December 31, 2025, we invested $50.0 million in BKFC and as of December 31, 2025, we held a 44.7% ownership interest. In January 2026, BKFC purchased the remaining 60% equity interest in FC Lorient ("FCL") for total consideration of $70.3 million including cash of $40.7 million and stock of BKFC of $29.6 million and as a result of this transaction we now hold a 42.7% ownership interest in BKFC.
Paysafe
In November 2025, we sold approximately 2.5 million shares of common stock of Paysafe for $16.5 million which will generate expected tax savings for the Company as the sale resulted in an $87.3 million tax loss which the Company will use to offset capital gains realized in 2025 and to carry back the excess losses to utilize against excess capital gains realized in prior years. As of December 31, 2025, Cannae no longer has any ownership interest in the common stock of Paysafe.
Other Developments
In January 2025, WineDirect, Inc. completed the spin-off of its fulfillment division as WineDirect Fulfillment, LLC

("Fulfillment") and sold its E-commerce division (the "WD Transaction"). As a result of the WD Transaction, we received $20.4 million in proceeds including $13.6 million of cash and a 21.6% ownership interest in Fulfillment valued at $6.8 million. We recorded a new investment in Fulfillment of $6.8 million in Investments in unconsolidated affiliates in our Condensed Consolidated Balance Sheet and a $15.0 million gain which is included in Recognized gains, net on our Condensed Consolidated Statement of Operations for the year ended December 31, 2025.
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
On May 12, 2025, Mr. Foley transitioned from his roles as Chief Executive Officer, Chief Investment Officer and Chairman of the Board of the Company and now serves as the Board's non-executive Vice Chairman pursuant to a director services agreement (the "DSA"). Doug Ammerman was appointed as Chairman of the Board and Ryan R. Caswell, the Company’s former President, now serves as the Company’s Chief Executive Officer, also effective as of May 12, 2025. In connection with the change in Mr. Foley's employment and as described in Mr. Foley’s original employment agreement, Mr. Foley received a lump-sum payment of $17.2 million, and all of Mr. Foley’s outstanding but unvested equity awards were accelerated in the second quarter of 2025.
The following dividends were declared by our Board in 2025:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 24, 2025	March 17, 2025	March 31, 2025	$0.12
May 8, 2025	June 16, 2025	June 30, 2025	$0.12
August 7, 2025	September 16, 2025	September 30, 2025	$0.15
November 4, 2025	December 17, 2025	December 31, 2025	$0.15
Subsequent to December 31, 2025, the Board declared cash dividends of $0.15 per share, payable on March 31, 2026, to Cannae common shareholders of record as of March 17, 2026.
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
As of December 31, 2025, we held less than 20% of the outstanding common equity of Alight but we account for our ownership under the equity method because we exert significant influence: (i) through, and in connection with, our 7.7% ownership, (ii) because certain of our directors serve on Alight's board of directors, and (iii) because we are party to an agreement with Alight pursuant to which we have the ability to appoint or be consulted on the election of certain of the directors of Alight.
Investments in unconsolidated affiliates - impairment monitoring. On an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other than temporarily below our recorded book value of the investment. Factors considered when determining whether a decline in the fair value of an investment is other-than-temporary include, but are not limited to: the length of time and the extent to which the market value has been less than book value, the financial condition and near-term prospects of the investee, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.
As of June 30, 2025, the book value of our investment in Alight accounted for under the equity method of accounting was $288.2 million, prior to any impairment. Based on the closing stock price of Alight common shares as of June 30, 2025, the fair value of our investment in Alight was $229.1 million. The fair value measurement is considered a level 1 fair value measure. Due to the quantum of the decrease in the fair market value of our ownership interest subsequent to our acquisition paired with the fact that the fair value has been below our book value for an extended period of time, exceeding one year, management determined the decrease in value of our investment in Alight was other-than-temporary as of June 30, 2025. Accordingly, we recorded an impairment in our investment of Alight of $59.1 million which is included in Recognized (losses) gains, net, on our Consolidated Statement of Operations for the year ended December 31, 2025.
As of December 31, 2025, the fair value of our ownership interest in Alight based on quoted market prices was $78.9 million and the book value of our recorded asset for Alight was $73.8 million. Although our interest in Alight is not impaired as of December 31 ,2025 because the fair value is above the book value of our interest in Alight, sustained declines in fair value of the interest, deterioration in Alight's actual or forecasted results of operations or adverse changes in the US macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of December 31, 2025, we had a net deferred tax asset of $0.6 million, which is primarily attributable to temporary differences for certain state income taxes. In the year ended December 31, 2025, we recorded an additional valuation allowance of $108.8 million which was primarily attributable to the Company's remaining federal tax assets. In 2025, we recognized tax losses through sales of all or a portion of our interests in D&B, Paysafe, System1, Inc. ("System1") and Sightline Payment Holdings, LLC ("Sightline"), which increased our tax receivable as of December 31, 2025 as we expect to carry such losses back to prior year returns with excess capital gains. Following these transactions, we determined it was uncertain whether we would be able to use the Company's remaining deferred tax assets primarily attributable to temporary book-tax differences on our unconsolidated affiliates and equity securities. One of the factors used in assessing the need for a valuation allowance on net deferred tax assets is whether a company is in a three-year cumulative book loss position and for the three years ended December 31, 2025, the Company was in a cumulative book loss position. As of December 31, 2025, the Company has a federal valuation allowance of $155.3 million representing a full valuation allowance on our federal deferred taxes where it is not more likely than not that the tax benefit will be realized. Additionally, the Company has a state valuation allowance of

$6.3 million representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire.
Refer to Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our accounting for income taxes.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We have adopted this ASU which resulted in additional disclosures in our consolidated financial statements. Refer to Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 Part II of this Annual Report for further discussion of our income tax disclosures.
In January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disaggregate specific expenses in a tabular presentation. This includes purchases of inventory, employee compensation, depreciation, and other relevant expense captions on the face of the income statement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
Certain Factors Affecting Comparability
Year ended December 31, 2025. On March 24, 2025, D&B entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (the "D&B Sale"). As a result of the D&B Sale, we present our investment in Dun & Bradstreet as a discontinued operation in our Condensed Consolidated Financial Statements as of and for the twelve months ended December 31, 2025 and all prior periods have been recast to reflect our investment in D&B as a discontinued operation and held for sale.
Year ended December 31, 2024. On March 20, 2024, Alight entered into a definitive agreement to sell its professional services segment and its payroll and human capital management outsourcing businesses (the "Payroll & Professional Services Business"). The transaction closed on July 12, 2024. Beginning with the quarter ended March 31, 2024, Alight began accounting for the assets and liabilities of the disposed businesses as held for sale and its operating results as discontinued operations. Accordingly, Alight's results presented for the periods ended December 31, 2023 have been retrospectively revised to reflect the Payroll & Professional Services Business as held for sale and discontinued operations.
Year ended December 31, 2023. In the year ended December 31, 2023, the Restaurant Group undertook a project to renegotiate or terminate leases and close O'Charley's stores with unfavorable store-level cash flow profiles. Through this process they closed 77 O'Charley's stores in the year ended December 31, 2023.

Results of Operations
 Consolidated Results of Operations
     Net earnings.  The following table presents certain financial data for the years indicated:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Restaurant revenue	$390.5	$419.6	$536.0
Other operating revenue	33.1	32.9	34.0
Total operating revenues	423.6	452.5	570.0
Operating expenses:
Cost of restaurant revenue	358.0	371.2	474.9
Personnel costs	73.8	78.4	52.1
Depreciation and amortization	11.9	13.3	19.0
Other operating expenses, including asset impairments	99.5	93.3	142.9
Total operating expenses	543.2	556.2	688.9
Operating loss	(119.6)	(103.7)	(118.9)
Other income (expense):
Interest, investment and other income	10.1	4.6	13.6
Interest expense	(11.9)	(11.6)	(17.9)
Recognized losses, net	(69.1)	(140.9)	(77.2)
Total other expense	(70.9)	(147.9)	(81.5)
Loss before income taxes and equity in losses of unconsolidated affiliates	(190.5)	(251.6)	(200.4)
Income tax expense (benefit)	13.0	3.3	(71.5)
Loss before equity in losses of unconsolidated affiliates	(203.5)	(254.9)	(128.9)
Equity in losses of unconsolidated affiliates	(223.5)	(32.9)	(176.9)
Loss from continuing operations	(427.0)	(287.8)	(305.8)
Net loss from discontinued operations, net of tax	(97.9)	(22.3)	(18.3)
Net loss	(524.9)	(310.1)	(324.1)
Less: Net loss attributable to noncontrolling interests	(11.7)	(5.5)	(10.7)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(513.2)	$(304.6)	$(313.4)
The following is a discussion of the material fluctuations in our consolidated results of operations for the year ended December 31, 2025 as compared to 2024 and the year December 31, 2024 compared to 2023. The material changes in revenues, expenses and pre-tax loss for the years ended December 31, 2025, 2024 and 2023 are discussed in further detail at the segment level below.
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
Total revenue decreased $28.9 million in 2025 compared to 2024, primarily driven by a decrease in revenue in the Restaurant Group segment. Total revenue in 2024 decreased $117.5 million compared to 2023, primarily driven by a decrease in revenue in the Restaurant Group segment.
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
Income Taxes
Income tax expense (benefit) was $13.0 million, $3.3 million, and $(71.5) million for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate for the years ended December 31, 2025, 2024 and 2023 was (6.8)%, (1.3)%, and 35.7%, respectively. The fluctuation in income tax benefit as a percentage of loss before income taxes is attributable to our estimate of ultimate income tax liability or benefit and changes in the characteristics of net earnings or loss year to year, such as the weighting of operating income versus investment income and the varying impact of equity in earnings or loss of unconsolidated affiliates on pre-tax income or loss. The change in our effective tax rate in the year ended December 31, 2025 compared to 2024 is primarily attributable to the recognition of tax losses of $281.1 million that will be carried back to 2022 to refund excess capital gains, offset by the recording of additional valuation allowance in the amount of $108.8 million on the deferred tax assets related to our investments and our federal net operating losses. The change in our effective tax rate in the year ended December 31, 2024 compared to 2023 is primarily attributable to the recording of a valuation allowance in 2024 of $47.7 million on our federal net operating loss carryforwards and certain deferred taxes within our consolidated partnerships, the impact to the rate of equity in losses of unconsolidated affiliates relative to pre-tax loss and the impairment recorded to our investment in Sightline.
For a detailed breakout of our effective tax rate and further discussion on changes in our taxes, see Note L - Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in (losses) earnings of unconsolidated affiliates for the periods indicated consisted of the following:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Alight	(236.8)	(15.5)	(35.1)
BKFC	(11.4)	(49.9)	(51.9)
CSI	33.4	41.1	(2.0)
Watkins	(4.3)	—	—
JANA	4.4	2.4	—
Other (1)	(8.8)	(11.0)	(87.9)
Total	$(223.5)	$(32.9)	$(176.9)
_____________________________________
(1) The amount for the year ended December 31, 2023 include the Company's equity in losses of Paysafe which was no longer accounted for under the equity method of accounting beginning December 31, 2023.
The change in net income or loss from our unconsolidated affiliates that are reportable segments is discussed in further detail at the segment level below.

Net Loss
Net loss attributable to Cannae increased $208.6 million in the year ended December 31, 2025, compared to 2024. Total net loss attributable to Cannae decreased $8.8 million in the year ended December 31, 2024, compared to 2023.
The change in net loss is attributable to the factors discussed above and net loss from the segments is discussed in further detail at the segment level below.
Segment Results of Operations
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Restaurant revenue	$390.5	$419.6	$536.0
Operating expenses:
Cost of restaurant revenue	358.0	371.2	474.9
Personnel costs	16.6	20.2	23.2
Depreciation and amortization	9.7	10.5	17.0
Other operating expenses, including asset impairments	34.1	26.5	75.9
Total operating expenses	418.4	428.4	591.0
Operating loss	(27.9)	(8.8)	(55.0)
Other income (expense):
Interest expense	(6.4)	(5.7)	(6.1)
Recognized (loss) gains, net	(0.2)	18.6	36.0
Total other (expense) income	(6.6)	12.9	29.9
(Loss) earnings before income taxes and equity in losses of unconsolidated affiliates	(34.5)	4.1	(25.1)
Revenues
Total revenues for the Restaurant Group segment decreased $29.1 million, or 6.9%, in the year ended December 31, 2025 from 2024. The decrease was partially attributable to approximately $12.6 million of incremental revenue included in the year ended December 31, 2024 associated with stores that were closed prior to December 31, 2025 and an overall decline in comparable store sales.
Total revenues for the Restaurant Group segment decreased $116.4 million, or 21.7%, in the year ended December 31, 2024 from 2023. The decrease was primarily attributable to approximately $100.3 million of incremental revenue included in the year ended December 31, 2023 associated with stores that were closed prior to December 31, 2024 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants brand changed (0.6)%, (2.2)%, and (2.1)% in the years ended December 31, 2025, 2024 and 2023, respectively, from the prior fiscal years. The change is primarily attributable to a decrease in guest counts of 2.9%, 7.3% and 8.8% in the years ended December 31, 2025, 2024 and 2023, respectively, partially offset by an increase in the average amount spent by customers each visit of 2.4%, 5.6% and 7.4% in the years ended December 31, 2025, 2024 and 2023, respectively. Comparable store sales for our O'Charley's brand changed (13.4)%, (8.5)% and (3.4)% in the years ended December 31, 2025, 2024 and 2023, respectively, from the prior fiscal years. The change is primarily attributable to a decrease in guest counts of 17.4%, 9.9% and 7.3% in the years ended December 31, 2025, 2024 and 2023, respectively, offset or partially offset by an increase in the average amount spent by customers each visit of 4.8%, 1.6% and 4.2% in the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of Restaurant Revenue
Cost of restaurant revenue decreased $13.2 million, or 3.6%, in the year ended December 31, 2025 from 2024. Cost of restaurant revenue decreased $103.7 million, or 21.8%, in the year ended December 31, 2024 from 2023. Cost of restaurant revenue as a percentage of restaurant revenue was approximately 91.7%, 88.5%, and 88.6% in the years ended December 31, 2025, 2024 and 2023, respectively. The increase in cost of restaurant revenue as a percentage of restaurant revenue in 2025 compared to 2024 was primarily attributable to an increase in the cost of meats and poultry at 99 Restaurants of 0.7 percentage points and 0.7 percentage points , respectively, and an increase in the cost of labor and meats at O'Charley's of 2.6 percentage points and 0.8 percentage points, respectively. The decrease in cost of restaurant revenue in 2024 compared to 2023 is primarily attributable to the closure of 77 O'Charley's stores during the year ended December 31, 2023.
Other Operating Expenses
Other operating expenses increased by $7.6 million, or 28.7%, in the year ended December 31, 2025 from 2024. Other operating expenses decreased by $49.4 million, or 65.1%, in the year ended December 31, 2024 from 2023. The increase in the year ended December 31, 2025 from 2024 is primarily attributable to a $12.2 million increase in non-cash impairments to property, plant and equipment and lease assets primarily associated with O'Charley's, partially offset by a reduction in back office costs at the Restaurant Group's headquarters. The decrease in the year ended December 31, 2024 from 2023 is primarily attributable to $36.8 million of impairment recorded to the Restaurant Group's property and equipment, lease assets and other intangible assets in the year ended December 31, 2023.
Recognized (Loss) Gains, Net
Recognized (loss) gains, net, decreased $18.8 million, or 101.1%, in the year ended December 31, 2025 from 2024 and decreased $17.4 million, or 48.3%, in the year ended December 31, 2024 from 2023. The decrease in the year ended December 31, 2025 from 2024 is primarily attributable to a gain of $12.5 million recorded in 2024 related to the termination of the lease for the Restaurant Group's corporate headquarters. The decrease in December 31, 2024 from 2023 is primarily attributable to $30.2 million of gains recorded upon derecognition of O'Charley's lease liabilities associated with stores closed in 2023 and upon conversion of certain stores from a failed sale lease back in previous years to operating leases in 2023. The change in the year ended December 31, 2024 compared to 2023 was partially offset by the gain of $12.5 million recorded in 2024 related to the termination of the lease for the Restaurant Group's corporate headquarters.
Alight
As of December 31, 2025, we owned approximately 7.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results of operations do not consolidate into ours.
Summarized financial information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Year ended December 31,
	2025	2024	2023
	(In millions)
Total revenues	$2,262.0	$2,332.0	$2,386.0
Gross profit	765.0	794.0	810.0
Depreciation and amortization	407.0	395.0	373.0
Goodwill impairment	3,124.0	—	—
Interest expense	92.0	103.0	131.0
Net loss from continuing operations	(3,078.0)	(140.0)	(317.0)
Net loss from discontinued operations	(21.0)	(19.0)	(45.0)
Net loss attributable to noncontrolling interests	(2.0)	(2.0)	(17.0)
Net loss attributable to Alight	(3,097.0)	(157.0)	(345.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of December 31, 2025, we owned approximately 44.7% of the ownership interest of BKFC. We account for our ownership of BKFC under the equity method of accounting and report our equity in the earnings or loss of BKFC on a three-month lag; therefore, its results do not consolidate into ours. Accordingly, our net loss for the year ended December 31, 2025, 2024 and 2023 includes our equity in BKFC’s losses for the year ended September 30, 2024, September 30, 2023, and for the period from December 13, 2022 (the date we acquired our initial interest in BKFC) through September 30, 2023, respectively.
Summarized financial information for BKFC for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	Twelve Months ended September 30,		For the period from December 13, 2022 through September 30, 2023
	2025	2024
	(In millions)
Total revenues	$267.1	$211.1	$149.0
Depreciation and amortization	117.5	114.0	99.8
Interest expense	23.1	14.6	8.5
Operating loss	(110.4)	(125.4)	(93.8)
Losses of unconsolidated affiliates	(5.6)	(7.1)	(5.3)
Net loss attributable to BKFC	(16.5)	(122.6)	(103.8)
Black Knight Football's total revenue is primarily attributable to Premier League media rights, matchday and sponsorship revenue earned by AFCB.
Revenues
Total revenues for Black Knight Football increased $56.0 million, or 26.5%, in the twelve months ended September 30, 2025, compared to the corresponding period in 2024. The change in revenue was primarily attributable to an increase in league and sponsorship revenue of $37.3 million, or 20.4%, due to AFCB's higher placement in the Premier League table along with an increase of $9.8 million, or 80.4% as a result of players out on loan during the year.
Total revenues for Black Knight Football increased $62.1 million, or 41.7%, in the year ended September 30, 2024, compared to the period from December 13, 2022 through September 30, 2023. The change in revenue was primarily attributable to the 2023 period which consisted of nine and a half months rather than twelve and an increase in Premier League and sponsorship revenue due to AFCB's higher placement in the table.
Operating Loss
Operating loss decreased $15.0 million, or 12.0%, in the year ended September 30, 2025, compared to the corresponding period in 2024. The change was primarily attributable to the increase in revenue as noted above, partially offset by increased personnel costs, namely player compensation of $16.1 million, or 12.5% for the year ended September 30, 2025.
Operating loss increased $31.6 million, or 33.7%, in the year ended September 30, 2024, compared to the period from December 13, 2022 through September 30, 2023. The change in operating loss was primarily attributable to the 2023 period which included nine and a half months rather than twelve.
Net Loss Attributable to BKFC
Net loss attributable to BKFC decreased $106.1 million, or 86.5%, in the year ended September 30, 2025, compared to the corresponding period in 2024. The change was primarily attributable to the factors noted above, as well as an increase in income from player trading of approximately $84.8 million for the year ended September 30, 2025 compared to the corresponding periods in 2024.
Net loss attributable to BKFC increased $18.8 million, or 18.1%, in the year ended September 30, 2024, compared to the period from December 13, 2022 through September 30, 2023. The change in net loss attributable to BKFC was primarily attributable to the 2023 period which consisted of nine and a half months rather than twelve.
JANA
As of December 31, 2025, we own approximately 50.0% of the ownership interest of JANA. We account for our ownership of JANA under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of JANA on a three-month lag, and accordingly, our net earnings (loss) for the year ended December 31, 2025 includes our equity in JANA’s earnings for the twelve months ended September 30, 2025, and our net earnings (loss) for the year ended December 31, 2024 includes our equity in JANA's earnings for the period from February 21, 2024 through September 30, 2024, respectively.
Summarized statement of operation information for JANA for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Consolidated Statements of Operations is presented below.

	For the twelve months ended September 30, 2025	For the period from February 21, 2024 through September 30, 2024

	(In millions)
Total revenues	$36.4	$21.5
Operating income	20.5	13.1
JANA's total revenue is primarily attributable to management fees earned from managing investment funds and performance fees earned which are calculated based on investment performance and various factors, including relative benchmarks, hurdles and preferred returns.
The changes in revenue and operating income for the twelve months ended September 30, 2025 relative to the period from February 21, 2024 through September 30, 2024 are not comparable due to the difference in the time periods.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity investments, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our Corporate and Other segment:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Other operating revenue	$33.1	$32.9	$34.0
Operating expenses:
Personnel costs	57.2	58.2	28.9
Depreciation and amortization	2.2	2.8	2.0
Other operating expenses	65.4	66.8	67.0
Total operating expenses	124.8	127.8	97.9
Operating loss	(91.7)	(94.9)	(63.9)
Other income (expense):
Interest, investment and other income	10.1	4.6	13.6
Interest expense	(5.5)	(5.9)	(11.8)
Recognized losses, net	(68.9)	(159.5)	(113.2)
Total other expense	(64.3)	(160.8)	(111.4)
Loss before income taxes and equity in losses of unconsolidated affiliates	(156.0)	(255.7)	(175.3)
Personnel costs in our corporate and other segment decreased $1.0 million, or 1.7%, in the year ended December 31, 2025 compared to 2024, and increased $29.3 million, or 101.4%, in the year ended December 31, 2024 compared to 2023. The increase in 2024 compared to 2023 was primarily attributable to increased non-cash stock-based compensation granted in 2024.
Other operating expenses in our corporate and other segment decreased $1.4 million, or 2.1%, in the year ended December 31, 2025 compared to 2024. The decrease was primarily attributable to a $5.1 million decrease in expenses incurred with our Manager and decrease in legal fees related to 2024 transactions, partially offset by a $5.4 million increase in professional fees primarily attributable to increased costs associated with our 2025 proxy statement.

Recognized losses, net in our Corporate and Other segment consists of the following:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Alight impairment	$(59.1)	$—	$—
Paysafe fair value adjustments	(25.6)	12.3	—
WD Transaction	16.8	—	—
Put Right fair value adjustments	(15.0)	—	—
System1 gain on sale	10.0	—	—
Alight loss on sale	—	(22.5)	—
Sightline impairment	—	(149.5)	(70.2)
Dayforce fair value adjustments	—	(4.5)	28.3
System1 impairment	—	—	(63.9)
QOMPLX impairment	—	—	(9.0)
Other fair value adjustments, net	(4.0)	15.3	—
Other, net	8.0	(10.6)	1.6
Recognized losses, net	$(68.9)	$(159.5)	$(113.2)
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
As of December 31, 2025, we had cash and cash equivalents of $182.0 million, of which $168.8 million was cash held by the corporate holding company and $50.0 million of notional capacity under the 2020 Margin Facility, or approximately $25.4 million of borrowing capacity based on collateral value. As of February 20, 2026, there was no borrowing capacity based on collateral value. As of December 31, 2025, we were committed under letters of credit totaling $6.4 million issued primarily in connection with casualty insurance programs for our Restaurant Group employees.
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
The Company believes the holding company's balances of cash, cash equivalents, marketable equity securities, cash generated by its investments and capacity under its credit agreements, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
We are focused on evaluating our assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including funding future investments, other strategic initiatives and/or conserving cash.
The Company is actively engaged in managing and operating a core group of operating companies. The Company accounts for many of its material holdings on an unconsolidated basis and therefore, a material portion of the cash inflow the Company generates is reported in cash flows from investing activities pursuant to GAAP. As a result of such accounting treatment, the Company expects to continue to generate a material portion of its cash inflow from activities classified as investing activities under GAAP and does not expect to generate positive operating cash flows. The cash requirements of the Company typically come from the investing activities, as presented for the past three years as we receive distributions from unconsolidated affiliates and sell our investment in these various operating companies.
Operating Cash Flows. Our cash flows used in operations for the years ended December 31, 2025, 2024 and 2023 were $18.1 million, $90.1 million and $87.8 million, respectively. The decrease in cash used in operations of $72.0 million from

2025 compared to 2024 is primarily attributable to a $29.3 million increase in tax refunds in 2025, a $20.6 million increase in distributions from unconsolidated affiliates and other customary changes in working capital including a higher proportion of corporate operating expenses accrued as of December 31, 2025. The net change in accounts payable and other accrued liabilities related to operating cash flows in the year ended December 31, 2025 changed by $26.3 million from the year ended December 31, 2024. See Footnote P for additional information on cash paid for income taxes, Footnote J for additional information on accounts payable and other accrued liabilities and discussion of operating expenses at our Corporate and Other segment under Results of Operations above.
The increase in cash used in operations of $2.3 million from 2024 compared to 2023 is primarily attributable to customary fluctuations in working capital, partially offset by lower net cash tax payments and lower cash expenses incurred with our Manager. The net change in income taxes in our consolidated statement of cash flows in the year ended December 31, 2024 changed by $78.0 million from the year ended December 31, 2023. The change is primarily attributable to non-cash changes in the Company's deferred tax assets and income taxes receivable. Management fees and carried interest paid to our Manager are lower in the year ended December 31, 2024 due to the MSA signed in February 2024, which changed to a fixed payment and significantly lowered management fees and eliminated carried interest fees. See Footnote P to our consolidated financial statements for further information on cash paid for income taxes and Footnote O for further information on expenses incurred with our Manager.
Investing Cash Flows. Our cash flows provided by investing activities for the years ended December 31, 2025, 2024 and 2023 were $518.1 million, $298.3 million and $53.1 million, respectively. The increase in cash provided by investing activities of $219.8 million from 2025 compared to 2024 is primarily attributable to increased proceeds from sales of our investments, partially offset by a decrease in purchases of new investments. In 2025, we sold our interests in D&B for proceeds of $629.8 million which was partially offset by the purchase of $161.8 million in other investments. See Footnote A for further discussion on the D&B Disposition and our investments in BKFC, JANA and Jana Funds in 2025. In 2024, we sold investments in Dayforce, D&B and Alight for $454.0 million, partially offset by purchases of new investments of $201.7 million.
The increase in cash provided by investing activities of $245.2 million from 2024 compared to 2023 is primarily attributable to proceeds from sales of Dayforce, D&B and Alight in 2024, partially offset by an increase in purchases of new investments, primarily in BKFC. See our Consolidated Statement of Cash Flows included in Item 8 of Part II of this Annual Report for a detailed breakout of cash flows from purchases and sales of investments.
Capital Expenditures. Total capital expenditures for property and equipment and other intangible assets were $10.4 million, $7.0 million and $10.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capital expenditures in all years primarily consisted of purchases of equipment and leasehold improvements in our Restaurant Group segment and property improvements at our real estate operations.
Financing Cash Flows. Our cash flows used in financing activities for the years ended December 31, 2025, 2024 and 2023 were $449.5 million, $182.9 million and $106.8 million, respectively. The increase in cash used in financing activities of $266.6 million from 2025 compared to 2024 is primarily attributable to the increased repurchases of treasury stock and repayment of the Margin Loan in 2025. The increase in cash used in financing activities of $76.1 million from 2024 compared to 2023 is primarily attributable to the increased repurchases of treasury stock, partial repayment of the FNF Revolver and dividends paid in 2024 compared to 2023.
Financing Arrangements. For a description of our financing arrangements see Note K - Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Contractual Obligations. Our long-term contractual obligations generally include our credit agreements and debt facilities, lease payment obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our Manager.
See Note G - Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our leasing arrangements.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of December 31, 2025 to determine the amount of the obligations.

     As of December 31, 2025, our required annual payments relating to these contractual obligations were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Unconditional purchase obligations	$54.9	$8.4	$3.0	$0.3	$—	$—	$66.6
Operating lease payments	24.9	23.4	21.1	17.9	15.8	93.2	196.3
Notes payable	6.9	0.7	0.6	1.7	47.9	13.3	71.1
Fees payable to Manager	16.9	—	—	—	—	—	16.9
Total	$103.6	$32.5	$24.7	$19.9	$63.7	$106.5	$350.9
Capital Stock Transactions. For information on our 2022 Repurchase Program, 2023 Repurchase Program and the Tender Offer, see discussion under the header Purchases of Equity Securities by the Issuer included in Item 5 of Part II of this Annual Report.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
Equity Price Risk
We are exposed to market price fluctuations associated with the Company's equity securities holdings. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2025, we held $1.4 million in equity securities which are recorded at fair value. The carrying values of equity securities subject to equity price risks are directly derived from quoted market prices. See Note C - Fair Value Measurements to our Consolidated Financial Statements for further discussion of our fair value measurements for equity securities. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the book effects that market risk exposures may have on the fair values of our equity securities. At December 31, 2025, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities of $0.3 million.
See discussion of our accounting for interests in unconsolidated affiliates under the header Critical Accounting Policies and Estimates in Item 7 of this Annual Report for further discussion of the potential impact of the Company's monitoring of impairment of its interests in unconsolidated affiliates, including those with fair values based on quoted market prices.
Commodity Price Risk
In our Restaurant Group segment, we are exposed to market price fluctuations in beef, poultry, seafood, produce and other food product prices. Given the historical volatility of beef, poultry, seafood, produce and other food product prices, these fluctuations can materially impact the food and beverage costs incurred in our Restaurant Group segment. While our Restaurant Group companies have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and have entered into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately incorporate changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, poultry, seafood, produce and other food product prices at this time.

Item 8.    Financial Statements and Supplementary Data

CANNAE HOLDINGS, INC.
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Grant Thornton, LLP, Los Angeles, CA Auditor Firm ID: 248)	37
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	39
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Deloitte & Touche, LLP, Las Vegas, NV, Auditor Firm ID: 34)	41
Consolidated Balance Sheets as of December 31, 2025 and 2024	42
Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023	43
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2025, 2024, and 2023	44
Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023	45
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	46
Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cannae Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective internal control over financial reporting as it relates to the determination of impairment charges for Right of Use ("ROU") and Fixed Assets held at the Restaurant Group. Specifically, the Company lacked appropriately designed and operating controls to ensure that impairment analyses, when performed, were evaluated in accordance with applicable accounting guidance. This control deficiency could result in a material misstatement of impairment expense and the carrying value of ROU and Fixed Assets that would not be prevented or detected on a timely basis and therefore constitutes a material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2025. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 2, 2026, which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Newport Beach, California
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cannae Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, based on our audit and the report of Ernst & Young LLP, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 2, 2026 expressed an adverse opinion.

We did not audit the consolidated financial statements of Alight, Inc. ("Alight"), the Company’s investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of the Company include its equity investment in Alight of $73.8 million as of December 31, 2025 and its equity in losses of Alight of $236.8 million for the year ended December 31, 2025. Those financial statements were audited by Ernst & Young LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alight, is based solely on the report of Ernst & Young LLP.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of Ernst & Young LLP provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Equity Method Investments

As described further in Note B to the financial statements, the Company holds multiple equity method investments that are accounted for in accordance with Accounting Standards Codification 323, Investments — Equity Method and Joint Ventures. The Company’s equity method investments include diverse investee business models, varying ownership percentages and differing levels of influence over each investee. We determined the evaluation of the applicability of the equity method of accounting to these investments to be a critical audit matter.

The principal considerations for our determination that the evaluation of the applicability of the equity method of accounting to these investments is a critical audit matter are that the Company’s ownership percentages in certain investees vary from small minority interests to majority ownership interests. These differing ownership percentages, when coupled with the evaluation of the Company’s level of influence over each investee required complex auditor judgement in evaluating the appropriateness of management’s conclusion of the applicability of the equity method of accounting.

Our audit procedures related to the evaluation of the applicability of the equity method of accounting to these investments included the following, among others:

•For select equity method investments, we consulted with our national office resources and assessed management’s evaluation of the applicability of the equity method of accounting to the investee which included consideration of ownership interests and the Company’s influence over each investee.

/s/ GRANT THORNTON, LLP

We have served as the Company’s auditor since 2025.

Newport Beach, California
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cannae Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannae Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows, for each of the years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of KPMG LLP and Ernst & Young LLP, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the consolidated financial statements of Dun & Bradstreet Holdings, Inc. (“Dun & Bradstreet”) or Alight, Inc. (“Alight”), the Company’s investments in which are accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include its equity investment in Dun & Bradstreet of $691.9 million as of December 31, 2024 and its equity in losses of Dun & Bradstreet of $13.7 million and $17.1 million for the years ended December 31, 2024 and 2023, respectively. The accompanying consolidated financial statements of the Company include its equity investment in Alight of $374.0 million as of December 31, 2024 and its equity in losses of Alight of $15.5 million and $35.1 million for the years ended December 31, 2024 and 2023 respectively. The financial statements of Dun & Bradstreet and Alight were audited by KPMG LLP and Ernst & Young LLP, respectively, whose reports have been furnished to us. We have applied auditing procedures to the adjustments to reflect the Company’s equity investment and equity earnings in Dun & Bradstreet and Alight, in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 27, 2025 (March 2, 2026 as to Note E and Note Q)
We began serving as the Company’s auditor in 2017. In 2025, we became the predecessor auditor.

CANNAE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$182.0	$131.5
Short-term investments	—	6.2
Other current assets	25.7	23.5
Income taxes receivable	60.6	35.7
Total current assets	268.3	196.9
Investments in unconsolidated affiliates	643.5	764.9
Equity securities, without a readily determinable fair value	147.3	159.9
Equity securities, at fair value	1.4	56.2
Lease assets	116.9	136.0
Property and equipment, net	49.0	61.8
Goodwill	53.4	53.4
Other intangible assets, net	13.2	15.1
Deferred tax assets	0.6	73.9
Other non-current assets	27.1	18.9
Non-current assets of discontinued operations - see Note Q	—	691.9
Total assets	$1,320.7	$2,228.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$91.9	$54.8
Lease liabilities, current	15.4	14.5
Deferred revenue	16.1	16.2
Notes payable, current	6.3	61.0
Total current liabilities	129.7	146.5
Lease liabilities, long-term	122.8	134.6
Notes payable, long-term	64.5	120.0
Accounts payable and other accrued liabilities, long-term	12.8	12.5
Total liabilities	329.8	413.6
Commitments and contingencies - see Note M
Equity:
Cannae common stock, $0.0001 par value; authorized 115,000,000 shares as of December 31, 2025 and December 31, 2024; issued of 94,925,400 and 94,328,322 shares as of December 31, 2025 and December 31, 2024, respectively; and outstanding of 46,703,745 and 62,789,542 shares as of December 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none as of December 31, 2025 and December 31, 2024	—	—
Retained earnings	23.3	567.1
Additional paid-in capital	2,040.5	2,013.3
Less: Treasury stock, 48,221,655 and 31,538,780 shares as of December 31, 2025 and December 31, 2024, respectively, at cost	(1,046.5)	(724.7)
Accumulated other comprehensive income (loss)	6.5	(19.2)
Total Cannae shareholders' equity	1,023.8	1,836.5
Noncontrolling interests	(32.9)	(21.2)
Total equity	990.9	1,815.3
Total liabilities and equity	$1,320.7	$2,228.9

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Revenues:
Restaurant revenue	$390.5	$419.6	$536.0
Other operating revenue	33.1	32.9	34.0
Total operating revenues	423.6	452.5	570.0
Operating expenses:
Cost of restaurant revenue	358.0	371.2	474.9
Personnel costs	73.8	78.4	52.1
Depreciation and amortization	11.9	13.3	19.0
Other operating expenses, including asset impairments	99.5	93.3	142.9
Total operating expenses	543.2	556.2	688.9
Operating loss	(119.6)	(103.7)	(118.9)
Other income (expense):
Interest, investment and other income	10.1	4.6	13.6
Interest expense	(11.9)	(11.6)	(17.9)
Recognized losses, net	(69.1)	(140.9)	(77.2)
Total other expense	(70.9)	(147.9)	(81.5)
Loss before income taxes and equity in losses of unconsolidated affiliates	(190.5)	(251.6)	(200.4)
Income tax expense (benefit)	13.0	3.3	(71.5)
Loss before equity in losses of unconsolidated affiliates	(203.5)	(254.9)	(128.9)
Equity in losses of unconsolidated affiliates	(223.5)	(32.9)	(176.9)
Loss from continuing operations	(427.0)	(287.8)	(305.8)
Net loss from discontinued operations, net of tax - see Note Q	(97.9)	(22.3)	(18.3)
Net loss	(524.9)	(310.1)	(324.1)
Less: Net loss attributable to noncontrolling interests	(11.7)	(5.5)	(10.7)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(513.2)	$(304.6)	$(313.4)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(415.3)	$(282.3)	$(295.1)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	(97.9)	(22.3)	(18.3)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(513.2)	$(304.6)	$(313.4)
Earnings per share
Basic
Net loss per share from continuing operations	$(7.35)	$(4.38)	$(4.02)
Net loss per share from discontinued operations	(1.73)	(0.35)	(0.25)
Net loss per share - basic	$(9.08)	$(4.73)	$(4.27)
Diluted
Net loss per share from continuing operations	$(7.35)	$(4.38)	$(4.02)
Net loss per share from discontinued operations	(1.73)	(0.35)	(0.25)
Net loss per share - diluted	$(9.08)	$(4.73)	$(4.27)

Weighted average shares outstanding Cannae Holdings common stock, basic basis	56.5	64.4	73.4
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	56.5	64.4	73.4

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net loss	$(524.9)	$(310.1)	$(324.1)
Other comprehensive (loss) earnings, net of tax:
Unrealized gain (loss) relating to investments in unconsolidated affiliates (1)	4.5	(2.4)	(3.0)
Reclassification of unrealized losses on investments in unconsolidated affiliates, net of tax, included in net earnings (2)	21.2	3.1	1.2
Other comprehensive earnings (loss)	25.7	0.7	(1.8)
Comprehensive loss	(499.2)	(309.4)	(325.9)
Less: Comprehensive loss attributable to noncontrolling interests	(11.7)	(5.5)	(10.7)
Comprehensive loss attributable to Cannae	$(487.5)	$(303.9)	$(315.2)
_____________________________________
1.Net of income tax benefit (expense) of $1.2 million, $(0.6) million and $(0.8) million for the years ended December 31, 2025, 2024 and 2023, respectively.
2.Net of income tax benefit of $5.6 million, $0.8 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2022	92.5	$—	$1,936.2	$1,214.7	$(18.1)	16.3	$(414.0)	$(3.9)	2,714.9
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(3.0)	—	—	—	(3.0)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	1.2	—	—	—	1.2
Treasury stock repurchases	—	—	—	—	—	6.1	(119.7)	—	(119.7)
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation, consolidated subsidiaries	—	—	3.5	—	—	—	—	—	3.5
Stock-based compensation, unconsolidated affiliates	—	—	37.3	—	—	—	—	—	37.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(313.4)	—	—	—	(10.7)	(324.1)
Balance, December 31, 2023	92.8	$—	$1,977.0	$901.3	$(19.9)	22.4	$(533.9)	$(15.3)	$2,309.2
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.4)	—	—	—	(2.4)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.1	—	—	—	3.1
Treasury stock repurchases	—	—	—	—	—	10.0	(231.2)	—	(231.2)
Treasury shares issued for investment in JANA	—	—	—	(6.8)	—	(1.9)	44.0	—	37.2
Issuance of restricted stock and shares held in trust	1.5	—	—	—	—	1.2	—	—	—
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	(0.2)	(3.6)	—	(3.6)
Stock-based compensation, consolidated subsidiaries	—	—	19.0	—	—	—	—	—	19.0
Stock-based compensation, unconsolidated affiliates	—	—	17.3	—	—	—	—	—	17.3
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Dividends declared	—	—	—	(22.8)	—	—	—	—	(22.8)
Net loss	—	—	—	(304.6)	—	—	—	(5.5)	(310.1)
Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive earnings — unrealized losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	4.5	—	—	—	4.5
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	21.2	—	—	—	21.2
Treasury stock repurchases	—	—	—	—	—	17.0	(320.2)	—	(320.2)
Issuance of restricted stock and shares held in trust	0.5	—	—	—	—	0.4	—	—	—
Vesting of shares held in trust	0.1	—	—	—	—	(0.8)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, consolidated subsidiaries	—	—	18.7	—	—	—	—	—	18.7
Stock-based compensation, unconsolidated affiliates	—	—	8.5	—	—	—	—	—	8.5
Dividends declared	—	—	—	(30.6)	—	—	—	—	(30.6)
Net loss	—	—	—	(513.2)	—	—	—	(11.7)	(524.9)
Balance, December 31, 2025	94.9	$—	$2,040.5	$23.3	$6.5	$48.2	$(1,046.5)	$(32.9)	$990.9

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2025	2024	2023
	(In millions)
Cash flows from operating activities:
Net loss	$(524.9)	$(310.1)	$(324.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11.9	13.3	19.0
Equity in losses of unconsolidated affiliates	223.5	32.9	176.9
Distributions from investments in unconsolidated affiliates	24.4	3.8	0.2
Recognized losses and impairments of assets, net	81.7	142.6	124.2
Lease asset amortization	15.1	14.5	19.3
Stock-based compensation cost	18.7	19.0	3.5
Net loss from discontinued operations - see note Q	97.9	22.3	18.3
Changes in assets and liabilities, net of effects from acquisitions:
Other assets	(0.6)	3.1	(9.5)
Accounts payable, accrued liabilities, deferred revenue and other	6.9	(19.4)	(19.4)
Lease liabilities	(14.2)	(14.1)	(20.2)
Income taxes	41.5	2.0	(76.0)
Net cash used in operating activities	(18.1)	(90.1)	(87.8)
Cash flows from investing activities:
Proceeds from sales of Dayforce shares	—	264.0	144.7
Proceeds from partial sale of D&B shares	629.8	100.9	—
Proceeds from partial sale of Alight shares	—	89.1	—
Proceeds from other sales of investments in unconsolidated affiliates, equity securities and other long- term investments	41.0	18.0	18.7
Distributions from investments in unconsolidated affiliates	11.6	18.8	52.7
Proceeds from the sale of property and equipment	1.7	6.8	7.3
Purchases of investments in unconsolidated affiliates	(152.6)	(135.2)	(162.0)
Purchase of other long-term investments	(9.2)	(66.5)	(17.5)
Additions to property and equipment and other intangible assets	(10.4)	(7.0)	(10.0)
Purchases of short-term investment securities	—	(64.6)	(151.9)
Proceeds from sale and maturity of short-term investment securities	6.2	74.0	171.1
Net cash provided by investing activities	518.1	298.3	53.1
Cash flows from financing activities:
Borrowings, net of debt issuance costs	44.9	103.7	65.7
Debt service payments	(142.7)	(28.9)	(58.4)
Subsidiary distributions paid to noncontrolling interest shareholders	—	(0.3)	(0.7)
Other activity in non-controlling interests	0.1	—	—
Payment for shares withheld for taxes and in treasury	(1.6)	(3.6)	(0.2)
Dividend paid	(30.5)	(22.4)	—
Purchases of treasury stock	(319.7)	(231.4)	(113.2)
Net cash used in financing activities	(449.5)	(182.9)	(106.8)
Net increase (decrease) in cash and cash equivalents	50.5	25.3	(141.5)
Cash and cash equivalents at beginning of period	131.5	106.2	247.7
Cash and cash equivalents at end of period	$182.0	$131.5	$106.2

See Notes to Consolidated Financial Statements

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Cannae Holdings, Inc. and its subsidiaries (collectively, "we," "us," "our," "Cannae," "CNNE" or the "Company"), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business, and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of December 31, 2025 include our ownership interests in Alight, Inc. ("Alight"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC"); JANA Partners Capital, LLC, JANA Partners Management, LP and JANA Partners Management GP, LLC (together, "JANA" or "JANA Partners"); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins"); JANA Strategic Investments Benchmark Fund ("JANA Fund"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
See Note E - Segment Information for further discussion of the businesses comprising our reportable segments.
We conduct our business through our wholly owned subsidiary Cannae Holdings, LLC ("Cannae LLC"), a Nevada limited liability company. Our board of directors ("Board") oversees the management of the Company, Cannae LLC and its businesses, and, through May 12, 2025 (see "Other Developments" below), the performance of our external manager, Trasimene Capital Management, LLC ("Trasimene" or our "Manager").
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the historical accounts as well as wholly owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature.
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
In conjunction with the D&B Sale, Cannae entered into a Voting and Support Agreement with Dun & Bradstreet pursuant

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to which Cannae agreed to vote the 69,048,691 shares of D&B common stock, par value $0.0001 per share, for which the Company was then the beneficial owner (the "Owned Shares") in favor of the D&B Sale. Pursuant to the Voting and Support Agreement, the Company also agreed not to take certain actions, including (i) tendering any Owned Shares into any tender or exchange offer, (ii) transferring any Owned Shares (subject to certain exceptions), (iii) granting any proxies or powers of attorney or (iv) taking any action that would make any representation or warranty by the Company contained in the Voting and Support Agreement untrue or incorrect in any material respect or have the effect of preventing or disabling the Company from performing its obligations under the Voting and Support Agreement in any material respect. Under the Voting and Support Agreement, the Company was permitted to sell up to 10.0 million of the Owned Shares prior to completion of the D&B Sale or termination of the merger agreement entered into by D&B related to the D&B Sale in accordance with its terms.
As a result of the D&B Sale, we present our investment in Dun & Bradstreet as a discontinued operation in our Consolidated Financial Statements as of and for the year ended December 31, 2025 and all prior periods have been recast to reflect our investment in D&B as a discontinued operation and held for sale. See Note Q - Discontinued Operations for further discussion of our accounting for our ownership interest in D&B.
During the second quarter, we sold 10.0 million shares of common stock of D&B, and Cannae received proceeds of $89.5 million. On August 26, 2025, the D&B Sale closed and Cannae completed the disposition of its remaining ownership interests in Dun & Bradstreet, Inc. for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock (the "D&B Disposition"). Following the consummation of the D&B Disposition and as of December 31, 2025, Cannae no longer has any ownership interest in D&B.
JANA
On May 12, 2025, Cannae entered into an agreement to acquire an additional 30% ownership interest in JANA Partners (the "JANA Investment") in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners achieves certain assets under management thresholds (the "JANA Contingent Consideration"). The transaction closed on September 2, 2025 and as of December 31, 2025, the Company has a 50.0% total ownership interest in JANA Partners.
See Note M - Commitment and Contingencies for further discussion of the JANA Contingent Consideration.
On September 2, 2025, Cannae invested an additional $30.0 million into the JANA Fund. We previously accounted for our investment in the JANA Fund as an equity security without a readily determinable fair value. Due to our incremental investment in the JANA Fund and JANA Partners, as of September 30, 2025 we began accounting for our ownership interest in the JANA Fund as an unconsolidated affiliate using the equity method of accounting and record our ratable share of the JANA Fund's net income or loss on a three-month lag.
See Note B - Investments for further discussion of our accounting for our ownership interest in JANA Partners, the JANA Fund and other equity method investments.
Black Knight Football
During the year ended December 31, 2025, we invested $50.0 million in BKFC and as of December 31, 2025, we held a 44.7% ownership interest. In January 2026, BKFC purchased the remaining 60% equity interest in FC Lorient ("FCL") for total consideration of $70.3 million including cash of $40.7 million and stock of BKFC of $29.6 million and as a result of this transaction we now hold a 42.7% ownership interest in BKFC.
See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
Paysafe
In November 2025, we sold approximately 2.5 million shares of common stock of Paysafe for $16.5 million which will generate expected tax savings for the Company as the sale resulted in an $87.3 million tax loss which the Company will use to offset capital gains realized in 2025 and to carry back the excess losses to utilize against excess capital gains realized in prior years. As of December 31, 2025, Cannae no longer has any ownership interest in the common stock of Paysafe.
See Note B - Investments and Note C - Fair Value Measurements for further discussion of our accounting for our ownership interest in Paysafe and other equity securities.
Other Developments
In January 2025, WineDirect, Inc. completed the spin-off of its fulfillment division as WineDirect Fulfillment, LLC ("Fulfillment") and sold its E-commerce division (the "WD Transaction"). As a result of the WD Transaction, we received $20.4 million in proceeds including $13.6 million of cash and a 21.6% ownership interest in Fulfillment valued at $6.8 million. We recorded a new investment in Fulfillment of $6.8 million in Investments in unconsolidated affiliates in our Consolidated

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Balance Sheet and a $15.0 million gain which is included in Recognized losses, net on our Consolidated Statement of Operations for the year ended December 31, 2025.
On August 3, 2022, our Board authorized a three-year stock repurchase program (the "2022 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through August 3, 2025. The 2022 Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2025, we repurchased a total of 2,295,463 shares of Cannae common stock for approximately $42.1 million in the aggregate, or an average of $18.33 per share under the 2022 Repurchase Program.
On October 29, 2023, our Board authorized a stock repurchase program (the "2023 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2023 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2023 Repurchase Program does not supersede or impact the repurchase capacity under the 2022 Repurchase Program. During the year ended December 31, 2025, we repurchased a total of 10,000,000 shares of Cannae common stock for approximately $195.2 million in the aggregate, or an average of $19.52 per share under the 2023 Repurchase Program.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the year ended December 31, 2025, we repurchased a total of 4,700,913 shares of Cannae common stock for approximately $80.6 million in the aggregate, or an average of $17.14 per share under the 2025 Repurchase Program. From January 1, 2026 through January 16, 2026, we repurchased an additional 385,000 shares of Cannae common stock for approximately $6.2 million in the aggregate, or an average of $16.15 per share, pursuant to the 2025 Repurchase Program.
On May 12, 2025, Cannae, Cannae LLC and the Manager (Cannae, Cannae LLC and the Manager collectively, the "Parties"), entered into that certain Management Services Agreement Termination Agreement (the "MSA Termination Agreement"). As previously disclosed, on February 26, 2024, the Parties entered into that certain Third Amended and Restated Management Services Agreement among the Parties (the "MSA"), which provided for a termination of the MSA by the Company effective June 30, 2027, unless terminated earlier by the Company. William P. Foley, II ("Mr. Foley") holds a majority interest in the Manager and therefore has an indirect interest in the MSA. The MSA Termination Agreement terminated the MSA in its entirety as of May 12, 2025 without any further obligations or liabilities other than certain obligations relating to the continued indemnification and limitation on liability and the remaining obligations of the Company and/or Cannae LLC, as applicable, to pay the Manager: (i) an amount of $0.6 million in each month from May to December 2025, representing each of the unpaid monthly Management Fees (as defined in the MSA) that would have been due to the Manager through December 31, 2025; (ii) on January 1, 2026, $11.4 million, representing the aggregate remaining unpaid monthly Management Fees that would have been due to the Manager from January 1, 2026 through June 30, 2027; (iii) on July 1, 2025, $6.7 million, representing the second installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on such date; and (iv) on July 1, 2026, $6.6 million, representing the final installment of the unpaid Termination Fees (as defined in the MSA) that would have been due to the Manager on July 1, 2026.
On May 12, 2025, Mr. Foley transitioned from his roles as Chief Executive Officer, Chief Investment Officer and Chairman of the Board of the Company and now serves as the Board's non-executive Vice Chairman pursuant to a director services agreement (the "DSA"). Doug Ammerman was appointed as Chairman of the Board and Ryan R. Caswell, the Company’s former President, now serves as the Company’s Chief Executive Officer, also effective as of May 12, 2025. In connection with the change in Mr. Foley's employment and as described in Mr. Foley’s original employment agreement, Mr. Foley received a lump-sum payment of $17.2 million, and all of Mr. Foley’s outstanding but unvested equity awards were accelerated in the second quarter of 2025.
The following dividends were declared by our Board in 2025:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 24, 2025	March 17, 2025	March 31, 2025	$0.12
May 8, 2025	June 16, 2025	June 30, 2025	$0.12
August 7, 2025	September 16, 2025	September 30, 2025	$0.15
November 4, 2025	December 17, 2025	December 31, 2025	$0.15

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Subsequent to December 31, 2025, the Board declared cash dividends of $0.15 per share, payable on March 31, 2026, to Cannae common shareholders of record as of March 17, 2026.
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
Investments
Short-term investments consist of highly liquid instruments, primarily certificates of deposit and corporate debt securities with high credit quality, purchased as part of cash management that have an original maturity of between three months and four months and are carried at amortized cost, which approximates fair value.
Equity securities are carried at fair value and included our investment in Paysafe prior to our complete exit in November 2025. Recognized gains and losses on equity securities are determined on the basis of the fair value of the securities at the balance sheet date or on a trade date basis.
Equity securities without a readily determinable fair value represent investments in which we do not control or significantly influence the investee and that do not have publicly available fair values. Such investments are recorded at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions and are included in Other long-term investments on our Consolidated Balance Sheets.
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
Trade receivables are primarily for the Restaurant Group and consist mainly of business-to-business gift card sales, insurance-related reimbursements, rebates, tenant improvement allowances, and billings to franchisees for royalties, initial and renewal fees, equipment sales and rent. Trade receivables are recorded net of an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses related to existing receivables. The carrying values reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.
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

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Leases
We recognize a lease in the financial statements when the Company enters into agreements that convey the right to control the use of identified assets for a specified period in exchange for consideration. Upon commencement, the Company records a right-of-use asset and a corresponding lease liability for all leases except for those qualifying as short-term leases, which are expensed as incurred. At inception, lease liabilities are measured at the present value of future lease payments, discounted using the rate implicit in the lease or, if not readily determinable, the Company’s incremental borrowing rate. Right-of-use assets are measured at the amount of the lease liability plus any initial direct costs incurred and adjustments for prepaid or accrued lease payments. The Company reviews right-of-use assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable. Refer to Note G - Leases for further discussion.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in business combinations. Goodwill is reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We have the option to first assess goodwill for impairment based on a review of qualitative factors to determine if events and circumstances exist that will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. For the years ended December 31, 2025, 2024 and 2023, we did not have any impairment of goodwill.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of trademarks and tradenames that are generally recorded in connection with acquisitions at their fair value, customer relationships and contracts, the fair value of purchased software and capitalized software development costs. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their respective contractual lives. Useful lives of computer software range from three to ten years. The useful lives of our tradenames for all of our restaurant brands is fifteen years. Capitalized software development costs and purchased software are recorded at cost and amortized using the straight-line method over their estimated useful life. For the years ended December 31, 2025 and 2024, we did not have any impairment of other intangible assets. For the year ended December 31, 2023, we recorded impairments of $4.2 million to tradename asset for our O'Charley's brand in our Restaurant Group segment. Refer to Note I - Other Intangible Assets for further detail of our intangible assets.
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
In our Restaurant Group, all direct external costs associated with obtaining or improving land, building and equipment for each new restaurant, as well as construction period interest, are capitalized. Direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment are also capitalized. In addition, for each new restaurant and re-branded restaurant, a portion of the internal direct costs of its real estate and construction department are also capitalized.
In our real estate operations, properties to be developed or held and used in operations are carried at cost less impairment losses, where appropriate. All costs of significant development projects are classified as construction in progress until the project is operational, at which time the accumulated costs are transferred to property and equipment.
Property and equipment are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable.
In the years ended December 31, 2025, 2024 and 2023 we recorded $4.7 million, $1.0 million and $8.1 million,

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

respectively, of impairment to Property and equipment. The impairments relate primarily to our Restaurant Group for O'Charley's stores that have closed. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
Insurance Reserves
Our Restaurant Group companies are currently self-insured for a portion of its workers' compensation, general liability, and liquor liability losses (collectively, casualty losses) as well as certain other insurable risks. To mitigate the cost of the Restaurant Group's exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to a certain maximum per occurrence, aggregate loss limits negotiated with its insurance carriers, or fully insure those risks. Our Restaurant Group companies are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for such retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by third-party actuaries. As of December 31, 2025, we were committed under letters of credit totaling $6.4 million issued primarily in connection with casualty insurance programs for our Restaurant Group employees.
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
We recognize the benefits of uncertain tax positions in the financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Uncertain tax positions are accounted for by determining the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This determination requires the use of judgment in assessing the timing and amounts of deductible and taxable items. Tax positions that meet the more likely than not recognition threshold are recognized and measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. Refer to Note L - Income Taxes for further discussion.
Revenue Recognition
We recognize revenue in accordance with the applicable accounting standards when control of goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company evaluates its contracts with customers to determine the performance obligations and the appropriate timing of revenue recognition, whether at a point in time or over time, depending on when control transfers to the customer. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur in future periods. The Company assesses the collectibility of consideration prior to recognizing revenue. Refer to Note F - Revenue Recognition for further discussion.
Advertising Costs
The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $12.2 million, $12.3 million, and $17.5 million of advertising and marketing costs, respectively, related to advertising in our Restaurant Group and in our real estate operations. These costs are included in Other operating expenses on the Consolidated Statements of Operations.
Comprehensive Earnings
We report comprehensive earnings in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to realized losses and are included in Recognized (losses) gains, net on the Consolidated Statements of Operations. Our policy is to release

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings (e.g., upon sale of an investment). As of December 31, 2025 and 2024 our entire balance of Accumulated other comprehensive losses relates to unrealized gains and losses of investments in unconsolidated affiliates and all amounts reclassified to net earnings in the years ended December 31, 2025, 2024 and 2023 relate to recognition of gains and losses of investments in unconsolidated affiliates upon disposition.
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
During the years ended December 31, 2025, 2024 and 2023, $18.7 million, $19.0 million and $3.5 million, respectively, of stock based compensation expense was recorded in Personnel costs in the Consolidated Statements of Operations. As of December 31, 2025, there were 0.8 million unvested restricted stock awards and units and the amount to be recorded for stock-based compensation expense in future years for unvested restricted stock is approximately $12.8 million which is expected to be recognized over a weighted average period of 1 year.
Earnings Per Share
Basic earnings or loss per share, as presented on the Consolidated Statements of Operations, is computed by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding during the period.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2025, 2024 and 2023, shares of restricted stock were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be anti-dilutive due to net losses.
Put Right
On May 12, 2025, we entered into the DSA and pursuant to a provision therein, we agreed to repurchase half of the common stock beneficially owned by the director at the greater of $19.50 per share of common stock or 20% in excess of the trading price of our common stock at the time such shares are sold back to the Company (the "Put Right"). The Put Right can be exercised at the option of the director beginning January 1, 2026. As of December 31, 2025 there are 2,421,174 shares of the Company's common stock that are subject to the Put Right which represent 50% of the shares held by the director. Based on the price of the Company's common stock as of December 31, 2025, the gross amount that would be paid to settle the Put Right and repurchase the underlying common stock was $38.1 million.

The Company accounts for the Put Right as a liability at fair value in accordance with the guidance in ASC 480 and ASC 815. The liability for the Put Right is included in Accounts payable and other accrued liabilities, current on our Consolidated Balance Sheet as of December 31, 2025. The initial measurement and subsequent changes in fair value of the Put Right are recorded in Recognized losses, net in our Consolidated Statements of Operations for the year ended December 31, 2025. See Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740), which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The guidance is to be applied on a prospective basis, though retrospective application is permitted. In 2025 we adopted this ASU on a prospective basis which resulted in additional disclosures in our Consolidated Financial Statements. Refer to Note L - Income Taxes for further discussion of our income tax disclosures.
In January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disaggregate specific expenses in a

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates on our Consolidated Balance Sheets as of December 31, 2025 and 2024 consisted of the following:

	Ownership at December 31, 2025	December 31, 2025	December 31, 2024
	(In millions)
BKFC	44.7%	147.3	108.3
JANA Partners	50.0%	141.1	56.3
CSI	6.4%	101.2	88.2
Alight	7.7%	73.8	374.0
Watkins	49.1%	73.2	78.5
JANA Fund	2.9%	50.2	—
Other	various	56.7	59.6
Total		$643.5	$764.9
Equity in (losses) earnings of unconsolidated affiliates on our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Alight	(236.8)	(15.5)	(35.1)
BKFC	(11.4)	(49.9)	(51.9)
JANA Partners	4.4	2.4	—
CSI	33.4	41.1	(2.0)
Watkins	(4.3)	—	—
JANA Fund	—	—	—
Other (1)	(8.8)	(11.0)	(87.9)
Total	$(223.5)	$(32.9)	$(176.9)
_____________________________________
(1) The amount for the year ended December 31, 2023 includes the Company's equity in losses of Paysafe which was no longer accounted for under the equity method of accounting beginning December 31, 2024.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Alight
Based on quoted market prices, the fair market value of our ownership of Alight common stock was $78.9 million as of December 31, 2025.
As of December 31, 2025, we held less than 20% of the outstanding common equity of Alight but we account for our ownership interest under the equity method of accounting because we exert significant influence: (i) through our 7.7% ownership, (ii) because certain of our directors serve on Alight's board of directors and (iii) because we are party to an agreement with Alight pursuant to which we have the ability to appoint or be consulted on the election of certain of the directors of Alight.
Summarized financial information for Alight for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	December 31, 2025	December 31, 2024
	(In millions)
Total current assets	$1,142.0	$1,267.0
Goodwill and other intangible assets, net	2,656.0	6,067.0
Other assets	770.0	859.0
Total assets	$4,568.0	$8,193.0

Current liabilities	$874.0	$892.0
Long-term debt	1,985.0	2,000.0
Other liabilities	663.0	988.0
Total liabilities	3,522.0	3,880.0
Noncontrolling interests	2.0	4.0
Total equity	1,046.0	4,313.0
Total liabilities and equity	$4,568.0	$8,193.0

	Year ended December 31,
	2025	2024	2023
	(In millions)
Total revenues	$2,262.0	$2,332.0	$2,386.0
Depreciation and amortization	407.0	395.0	373.0
Goodwill impairment	3,124.0	—	—
Interest expense	92.0	103.0	131.0
Gross profit	765.0	794.0	810.0
Net loss from continuing operations	(3,078.0)	(140.0)	(317.0)
Net loss from discontinued operations	(21.0)	(19.0)	(45.0)
Net loss attributable to noncontrolling interests	(2.0)	(2.0)	(17.0)
Net loss attributable to Alight	(3,097.0)	(157.0)	(345.0)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Black Knight Football
We acquired our initial limited partner interest in BKFC on December 13, 2022. We account for our ownership of BKFC pursuant to the equity method of accounting and report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, our net loss for the year ended December 31, 2025, 2024 and 2023 includes our equity in losses of BKFC for the twelve months ended September 30, 2025 and 2024, and the period from December 13, 2022 through September 30, 2023, respectively.
Summarized financial information for BKFC for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2025	September 30, 2024
	(In millions)
Total current assets	$292.1	$91.7
Goodwill and other intangible assets, net	410.2	404.4
Other assets	137.4	97.5
Total assets	$839.7	$593.6

Current liabilities	$413.2	$392.2
Other liabilities	91.1	5.1
Total liabilities	504.3	397.3
Noncontrolling interests	6.0	—
Total equity	329.4	196.3
Total liabilities and equity	$839.7	$593.6

	For the twelve months ended September 30, 2025	For the twelve months ended September 30, 2024	For the period from December 13, 2022 through September 30, 2023
	(In millions)
Total revenues	$267.1	$211.1	$149.0
Depreciation and amortization	117.5	114.0	99.8
Interest expense	23.1	14.6	8.5
Operating loss	(110.4)	(125.4)	(93.8)
Losses of unconsolidated affiliates	(5.6)	(7.1)	(5.3)
Net loss attributable to BKFC	(16.5)	(122.6)	(103.8)

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

JANA Partners
On February 21, 2024, we acquired a 19.99% equity interest in JANA. On September 2, 2025 Cannae acquired an additional 30.01% ownership interest in JANA Partners and as of December 31, 2025, the Company held a 50.0% total ownership interest in JANA Partners. We account for our ownership interest in JANA as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. Accordingly, our net loss for the years ended December 31, 2025 and 2024 includes our equity in losses of JANA Partners for the twelve months ended September 30, 2025, and the period from February 21, 2024 through September 30, 2024, respectively.
Summarized financial information for JANA for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2025	September 30, 2024
	(In millions)
Total current assets	$13.3	$10.6
Total assets	$13.3	$10.6

Current liabilities	$0.2	$2.6
Other liabilities	2.7	1.5
Total liabilities	2.9	4.1
Total equity	10.4	6.5
Total liabilities and equity	$13.3	$10.6

	For the twelve months ended September 30, 2025	For the period from February 21, 2024 through September 30, 2024
	(In millions)
Total revenues	$36.4	$21.5
Operating income	20.5	13.1
CSI
We acquired our initial interest in BGPT Catalyst, L.P. ("CSI LP", or "CSI") on November 16, 2022. We account for our ownership of CSI LP pursuant to the equity method of accounting and report our equity in earnings or loss of CSI LP on a three-month lag. Accordingly, our net loss for the years ended December 31, 2025, 2024 and 2023 includes our equity in losses of CSI LP for the twelve months ended September 30, 2025 and 2024, and the period from November 16, 2022 through September 30, 2023, respectively.
Summarized financial information for CSI LP for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

	September 30, 2025	September 30, 2024
	(In millions)
Total assets	$376.8	$273.3

Total liabilities	0.2	0.1
Total equity	376.6	273.2
Total liabilities and equity	$376.8	$273.3

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the twelve months ended September 30, 2025	For the twelve months ended September 30, 2024	For the period from November 16, 2022 to September 30, 2023
	(In millions)
Net loss from continuing operations	(0.3)	(1.1)	(3.0)
Net realized and unrealized gain from investment	103.7	127.3	—
Net gain (loss) attributable to CSI LP	103.4	126.2	(3.0)
Watkins
We acquired our initial interest in Watkins on October 17, 2024. We account for our ownership of Watkins pursuant to the equity method of accounting and report our equity in earnings or loss of Watkins on a three-month lag. Accordingly, our net loss for the year ended December 31, 2025 includes our equity in losses of Watkins for the period from October 17, 2024 through September 30, 2025.
Summarized financial information for Watkins for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in (losses) earnings of unconsolidated affiliates in our Consolidated Balance Sheets and Statements of Operations, respectively, is presented below.

September 30, 2025
(In millions)
Total current assets	$39.7
Goodwill and other intangible assets, net	131.6
Other assets	34.9
Total assets	$206.2

Current liabilities	$6.1
Long-term debt	54.2
Other liabilities	(0.1)
Total liabilities	60.2
Total equity	146.0
Total liabilities and equity	$206.2

For the period from October 17, 2024 through September 30, 2025
(In millions)
Total net revenue	$68.3
Depreciation and amortization	4.9
Interest expense	4.0
Operating income	3.7
Net loss	(8.7)
Equity Securities
Gains (losses) on equity securities included in Recognized losses, net on the Consolidated Statements of Operations consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year ended December 31,
	2025	2024	2023
Net (losses) gains recognized during the period on equity securities	$(29.6)	$23.1	$22.2
Less: net (losses) gains recognized during the period on equity securities sold or transferred during the period	(34.7)	(0.2)	5.9
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$5.1	$23.3	$16.3

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. As of December 31, 2025 and 2024, we had $147.3 million and $159.9 million, respectively, recorded for such investments, which is included in Other long-term investments on our Consolidated Balance Sheets.
During the years ended December 31, 2025 and 2024, we have recorded a $3.5 million and $14.0 million, respectively, of increases in fair value to certain of our equity ownership interests without readily determinable fair values. The amounts of the increases were determined based on an observable price change in an orderly transaction for the identical investment of the same issuer. During the year ended December 31, 2023, we recorded an impairment of $9.0 million to certain of our equity ownership interests without readily determinable fair values. The amount of the impairments was determined based on the valuation of the investee implied by actual or contemplated sales to a third party.
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
Recurring Fair Value Measurements
      The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$182.0	$—	$—	$182.0
Equity securities:
Other	1.4	—	—	1.4
Total equity securities	1.4	—	—	1.4
Total assets	$183.4	$—	$—	$183.4
Liabilities:
Put Right	$—	$15.0	$—	$15.0
Total accounts payable and other accrued liabilities, current	—	15.0	—	15.0
Total liabilities	$—	$15.0	$—	$15.0

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$131.5	$—	$—	$131.5
Short-term investments	6.2	—	—	6.2
Equity securities:
Paysafe	42.1	—	—	42.1
Other	14.1	—	—	14.1
Total equity securities	56.2	—	—	56.2
Total assets	$193.9	$—	$—	$193.9
We had no material assets or liabilities valued on a recurring basis using Level 3 inputs as of December 31, 2025 and 2024.
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
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the years ended December 31, 2025, 2024 and 2023, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of December 31, 2025 and 2024, of which we are not the primary beneficiary:

	2025		2024
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$341.1	$341.1	$244.4	$244.4
Other long-term investments and non-current assets	9.5	9.5	4.4	4.4
Investments in Unconsolidated Affiliates
As of December 31, 2025 and 2024, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI, JANA Fund and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
The principal risk to which these investments and funds are exposed is the credit risk of the underlying investees. Cannae has guaranteed certain payment obligations of BKFC related to investment commitments associated with its acquisition of an incremental interest in FCL. These BKFC obligations total an estimated amount of between approximately $43.7 million and

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

$79.5 million as of December 31, 2025 based on the agreement then in effect. These obligations were potentially payable at various increments over the next two years and varied based on certain performance criteria. The underlying obligation of BKFC to fund these amounts was contingent on the exercise of certain investment options by BKFC or other parties. Cannae was required to fund such payments solely to the extent BKFC was unable to meet these obligations. Subsequent to December 31, 2025, BKFC purchased the remaining equity of FCL using cash on hand and equity consideration and the prior agreement governing the purchase of the remaining interest in FCL was terminated. Accordingly, Cannae's obligation to guarantee the funding of the investment no longer exists as of the date of this report. See Note A - Recent Developments for further discussion of this transaction.
We do not provide any other implicit or explicit liquidity guarantees or principal value guarantees to our VIEs.
The assets are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets and accounted for under the equity method of accounting. See Note B - Investments for further discussion of our accounting for investments in unconsolidated affiliates.
Note E — Segment Information
Cannae is a holding company engaged in actively managing and operating a core group of companies which meet the definition of an operating segment. Our operating segments are organized on the basis of the separate businesses in which we hold interests. The Company has evaluated its operating segments and determined that O'Charley's and 99 Restaurants should be aggregated into a single reportable segment referred to as the Restaurant Group. The operating segments of the Restaurant Group exhibit similar long-term economic and qualitative characteristics including the nature of products and services, production processes, type or class of customer, distribution methods, and regulatory environment.
Cannae’s CODM is the Company’s CEO, who oversees all of the Company’s investments and are responsible for the key operating decisions of the Company. The CODM primarily uses net earnings or loss and EBITDA as the performance measure for each operating segment which helps the CODM in deciding how to allocate resources. The CODM uses the performance measure to evaluate profitability and income generated from the businesses in deciding how to allocate the Company's resources and decisions regarding the investee relationship. As net earnings or loss is the measure most consistent with U.S. GAAP, we include such measure in our segment tables that follow.
In the year ended December 31, 2025, we began accounting for our investment in D&B as a discontinued operation and no longer consider D&B a reportable segment. Segment information for the years ended December 31, 2024 and 2023 has been recast in the tables that follow to remove D&B as a reportable segment.
In the year ended December 31, 2025, JANA exceeded certain of the quantitative thresholds prescribed by ASC 280 Segment Reporting, and we began considering JANA as a reportable segment. Segment information for the year ended December 31, 2024 has been recast in the tables that follow to add JANA as a reportable segment.
As of December 31, 2025, Cannae has identified four reportable segments: Restaurant Group, Alight, BKFC and JANA. The tables below provide information about the Company's segments, as well as an aggregation of all other non-reportable operating segments within the Corporate and Other category. For Alight, BKFC and JANA, which are accounted for as unconsolidated affiliates, the amounts presented in the tables below represent our portion of equity in losses and our investment balance that reconcile to our consolidated statements of operations and balance sheets, respectively. Refer to Note B - Investments for certain summarized gross amounts of the results of operations and balance sheets of these unconsolidated affiliates.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$390.5				$390.5	$—	$390.5
Other revenues	—				—	33.1	33.1
Total revenues	390.5				390.5	33.1	423.6
Expenses
Cost of revenue	358.0				358.0
Depreciation and amortization	9.7				9.7
Other segment items (1)	50.9				50.9
Interest expense	6.4				6.4
Equity in (losses) earnings of unconsolidated affiliates	—	(236.8)	(11.4)	4.4	(243.8)
Net (loss) earnings from continuing operations	$(34.5)	$(236.8)	$(11.4)	$4.4	$(278.3)	$(148.7)	$(427.0)
Assets	$252.5	$73.8	$147.3	$141.1	$614.7	$706.0	$1,320.7
Goodwill	53.4				53.4	—	53.4
As of and for the year ended December 31, 2024:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$419.6				$419.6	$—	$419.6
Other revenues	—				—	32.9	32.9
Total revenues	419.6				419.6	32.9	452.5
Expenses
Cost of revenue	371.2				371.2
Depreciation and amortization	10.5				10.5
Other segment items (1)	28.1				28.1
Interest expense	5.7				5.7
Equity in (losses) earnings of unconsolidated affiliates	—	(15.5)	(49.9)	2.4	(63.0)
Net earnings (loss) from continuing operations	$4.1	$(15.5)	$(49.9)	$2.4	$(58.9)	$(228.9)	$(287.8)
Assets	$274.8	$374.0	$108.3	$56.3	$813.4	$1,415.5	$2,228.9
Goodwill	53.4				53.4	—	53.4
As of and for the year ended December 31, 2023:

	Restaurant Group	Alight	BKFC	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$536.0			$536.0	$—	$536.0
Other revenues	—			—	34.0	34.0
Total revenues	536.0			536.0	34.0	570.0
Expenses
Cost of revenue	474.9			474.9
Depreciation and amortization	17.0			17.0
Other segment items (1)	63.8			63.8
Interest expense	6.1			6.1
Equity in losses of unconsolidated affiliates	—	(35.1)	(51.9)	(87.0)
Net loss from continuing operations	$(25.8)	$(35.1)	$(51.9)	$(112.8)	$(193.0)	$(305.8)
Assets	$290.4	$507.2	$112.3	$909.9	$1,776.8	2,686.7
Goodwill	53.4			53.4	—	53.4
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
•Alight. This segment consists of our 7.7% ownership interest in Alight. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight an operating segment. We account for Alight using the equity method of accounting and therefore its results do not consolidate into ours.
•Black Knight Football Club. This segment consists of our 44.7% ownership interest in BKFC. BKFC is a partnership, led by Mr. Foley, which owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club and held a significant minority interest in FC Lorient ("FCL"), a French Ligue 1 football club through December 31, 2025. In June 2025, BKFC acquired a controlling interest in Moreirense Futebol Clube ("MFC"), a Portuguese Primeira Liga Football club. Subsequent to December 31, 2025, BKFC acquired the remaining interests in FCL and owns 100% of the equity interests of FCL. BKFC aims to grow into a leading multi-club operator of football assets across the world. Our chief operating decision maker reviews the financial results of Black Knight Football for purposes of assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the years ended December 31, 2025 and 2024 includes our equity in losses of BKFC for the years ended September 30, 2025 and 2024, respectively, and our net earnings (loss) for the year ended December 31, 2023 includes the period from December 13, 2022 (the date we acquired our initial interest in BKFC) through September 30, 2023.
•JANA. This segment consists of our 50.0% ownership interest in JANA. JANA is an investment manager founded in 2001. Our chief operating decision maker reviews the financial results of JANA for purposes of assessing performance and allocating resources. Thus, we consider JANA an operating segment. We account for our ownership of JANA using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of JANA on a three-month lag. Accordingly, our net earnings (loss) for the year ended December 31, 2025 includes our equity in earnings of JANA for the year ended September 30, 2025, and our net earnings (loss) for the year ended December 31, 2024 includes the period from February 21, 2024 (the date we acquired our initial interest in JANA) through September 30, 2024.
•Corporate and Other. This aggregation of nonreportable segments consists of our revenue and net earnings or loss for the operations of certain controlled portfolio companies, other equity investments, and the corporate holding company.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of the following:

		Year ended December 31,
		2025	2024	2023
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$390.5	$419.6	$535.6
Other	Restaurant Group	—	—	0.4
Total restaurant revenue		390.5	419.6	536.0
Other operating revenue:
Real estate and resort	Corporate and Other	33.0	32.4	33.5
Other	Corporate and Other	0.1	0.5	0.5
Total other operating revenue		33.1	32.9	34.0
Total operating revenue		$423.6	$452.5	$570.0
Restaurant revenue consists of restaurant sales and, to a lesser extent, franchise revenue. Restaurant sales include food and beverage sales, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Other operating revenue consists of income generated by our resort operations, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue is recognized at a point in time upon closing of the sale of real estate or once goods and services have been provided and billed to the customer.
All of our revenues are generated in the United States. Refer to Note A - Revenue Recognition for further discussion.
Contract Balances
The following table provides information about receivables and deferred revenue:

	December 31,
	2025	2024
	(In millions)
Trade receivables, net	$7.6	$8.1
Deferred revenue (contract liabilities)	16.1	16.2
Trade receivables, net are included in Other current assets on our Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Consolidated Balance Sheets. Revenue of $8.7 million and $9.4 million was recognized in the years ended December 31, 2025 and 2024, respectively, which was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Leases
We are party to operating lease arrangements primarily for leased real estate for restaurants and office space. Right-of-use assets and lease liabilities related to operating leases under ASC 842 are recorded at commencement when we are party to a contract that conveys the right for the Company to control an asset for a specified period of time. We are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities related to operating leases are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Our material operating leases range in term from one year to fifteen years. As of December 31, 2025 and 2024, the weighted-average remaining lease term of our operating leases was approximately ten years. Leases with an initial term of twelve months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Our operating lease liabilities are determined by discounting future lease payments using a discount rate that represents our best estimate of the incremental borrowing rate our subsidiaries would have to pay to borrow money to finance the asset over the underlying lease term and for an amount equal to the lease payments. Our discount rate is based on interest rates associated with comparable public company secured debt for companies similar to our operating subsidiaries and of similar duration to the underlying lease. As of December 31, 2025 and 2024, the weighted-average discount rate used to determine our operating lease liabilities was 7.40%.
Our lease costs are directly attributable to restaurant operations, primarily for real estate and to a lesser extent certain restaurant equipment. Operating lease costs of $26.0 million, $25.9 million and $30.5 million are included in Cost of restaurant revenue on the Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.
Lease assets are reviewed for impairment when events or circumstances indicate that the carrying amounts may not be recoverable.
In the year ended December 31, 2025, 2024 and 2023, we recorded $8.8 million, $0.3 million and $24.6 million, respectively, of impairment to Lease assets. The impairments for 2023 relate primarily to our Restaurant Group for O'Charley's stores that have closed in the year ended December 31, 2023. All such impairments are included in Other operating expenses in our Consolidated Statements of Operations.
Future payments under operating lease arrangements accounted for under ASC 842 as of December 31, 2025 are as follows (in millions):

2026	$24.9
2027	23.4
2028	21.1
2029	17.9
2030	15.8
Thereafter	93.2
Total lease payments, undiscounted	$196.3
Less: discount	58.1
Total operating lease liability as of December 31, 2025, at present value	$138.2
Less: operating lease liability as of December 31, 2025, current	15.4
Operating lease liability as of December 31, 2025, long-term	$122.8

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note H — Property and Equipment

Property and equipment consists of the following:
	December 31,
	2025	2024
	(In millions)
Furniture, fixtures and equipment	$59.7	$74.0
Leasehold improvements	85.3	101.5
Land	12.2	12.2
Buildings	6.8	16.6
Other	3.7	3.5
Property and equipment	167.7	207.8
Accumulated depreciation and amortization	(118.7)	(146.0)
Property and equipment, net	$49.0	$61.8
Depreciation expense on property and equipment was $9.9 million, $11.2 million, and $16.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note I — Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2025	2024
	(In millions)
Trademarks and tradenames	$19.9	$19.9
Software	13.0	13.1
Franchise rights	1.6	1.6
Customer relationships and contracts	5.2	5.2
Other intangible assets	39.7	39.8
Accumulated amortization	(26.5)	(24.7)
Other intangible assets, net	$13.2	$15.1
Amortization expense for amortizable intangible assets was $2.0 million, $2.1 million, and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2025, is $1.8 million in 2026, $1.8 million in 2027, $1.3 million in 2028, $1.3 million in 2029 and $1.3 million in 2030.
Note J — Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities, current, consists of the following:

	December 31,
	2025	2024
	(In millions)
Accrued payroll and employee benefits	$9.4	$15.5
Trade accounts payable	16.8	16.6
Manager Fees payable	16.9	3.4
Accrued casualty self-insurance expenses	4.1	5.2
Tax liabilities, excluding income taxes payable	3.2	3.3
Put Right	15.0	—
JANA Contingent Consideration	16.0	—
Other accrued liabilities	10.5	10.8
Accounts payable and other accrued liabilities, current	$91.9	$54.8

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note K — Notes Payable
Notes payable consists of the following:

	December 31,
	2025	2024
	(In millions)
2020 Margin Facility	$—	$101.0
FNF Revolver	47.5	59.7
Other	23.3	20.3
Notes payable, total	$70.8	$181.0
Less: Notes payable, current	6.3	61.0
Notes payable, long-term	$64.5	$120.0
At December 31, 2025, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
2020 Margin Facility
On November 30, 2020, Cannae Funding C, LLC ("Borrower 1"), an indirect wholly owned special purpose subsidiary of the Company, and Cannae Funding D, LLC ("Borrower 2"), an indirect wholly owned special purpose subsidiary of the Company, entered into a Margin Loan Agreement (as amended from time to time, the "2020 Margin Facility") with the lenders from time to time party thereto and Royal Bank of Canada. On June 16, 2023, the 2020 Margin Facility was amended to, among other things, lower the immediate capacity from $250 million to $150 million. On August 17, 2023, the 2020 Margin Facility was amended to, among other things, (i) extend the maturity of the agreement to August 17, 2026, (ii) add 40 million shares of common stock of Alight to the pool of collateral, (iii) change the spread from 358 to 375 basis points and (iv) add Cannae Funding A, LLC ("Borrower 3" and together with Borrower 1 and Borrower 2, the "Borrowers"), an indirect wholly-owned special purpose subsidiary of the Company. On March 4, 2024, the 2020 Margin Facility was amended primarily to (i) assign the facility from Royal Bank of Canada to Bank of America, (ii) extend the maturity date to March 4, 2027 and (iii) change the spread from 375 to 310 basis points. On August 27, 2025, the 2020 Margin Facility was amended primarily to (i) remove the Company’s prior holdings of Dun & Bradstreet Holdings, Inc. from the collateral pool, (ii) reduce the capacity of the Margin Loan from $150 million to $50 million, (iii) reduce the spread from 310 to 275 basis points and (iv) extend the maturity date to August 27, 2028.
Under the 2020 Margin Facility, as amended, the Borrowers may borrow up to $50.0 million in revolving loans. The 2020 Margin Facility matures on August 27, 2028. Outstanding amounts under the 2020 Margin Facility, if any, bear interest quarterly at a rate per annum equal to a three-month adjusted SOFR plus an applicable margin. The 2020 Margin Facility requires the Borrowers to maintain a certain loan-to-value ratio (based on the value of Alight shares). In the event the Borrowers fail to maintain such loan-to-value ratio, the Borrowers must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the revolving loans thereunder, or sell the Alight shares and use the proceeds from such sale to prepay a portion of the revolving loans thereunder.
On July 2, 2025, we borrowed an additional $40.0 million under the 2020 Margin Facility. On August 26, 2025, we paid off the entire balance of the 2020 Margin Facility in conjunction with the closing of the D&B Sale.
As of December 31, 2025, there was no outstanding balance under the 2020 Margin Facility, $50.0 million of unused notional capacity, 40 million shares of Alight were pledged as collateral for borrowings, and approximately $25.4 million of borrowing capacity based on current collateral value.
FNF Revolver
On November 17, 2017, Fidelity National Financial ("FNF") issued to Cannae a revolver note in aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the "FNF Revolver"). The FNF Revolver accrued interest at one-month adjusted SOFR plus 450 basis points and matures on November 17, 2025. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF; accordingly, there is no incremental borrowing capacity available under the FNF Revolver. On January 29, 2024, the FNF Revolver was amended to

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(i) reduce the borrowing capacity to $60.0 million and (ii) change the interest rate to a fixed rate of 7.0% per annum. The Company also repaid $25.0 million of outstanding principal under the FNF Revolver.
On March 20, 2025, the FNF Revolver was amended to (i) reduce the borrowing capacity to $47.5 million, (ii) change the interest rate to a fixed rate of 5.0% per annum, and (3) extend the maturity date to November 17, 2030 with the maturity date automatically extended for additional one-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. In the year ended December 31, 2025, the Company also sold real estate to FNF in exchange for a $12.2 million reduction of outstanding principal under the FNF Revolver.
As of December 31, 2025, there was a $47.5 million outstanding principal balance under the FNF Revolver which incurred interest at 5.0%.

Gross principal maturities of notes payable at December 31, 2025 are as follows (in millions):
2026	$6.9
2027	0.7
2028	0.6
2029	1.7
2030	47.9
Thereafter	13.3
$71.1
At December 31, 2025, the carrying value of our outstanding notes payable approximate fair value and are considered Level 2 financial liabilities.
Note L — Income Taxes
 Income tax benefit consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current (benefit) expense	$(53.4)	$(8.3)	$(18.2)
Deferred expense (benefit)	66.4	11.6	(53.3)
	$13.0	$3.3	$(71.5)
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31, 2025
	Rate	Tax
Federal statutory rate	21.0%	$(40.0)
State income taxes, net of federal benefit	(0.8)	1.5
Tax credits	2.0	(3.8)
Changes in valuation allowance	(56.5)	107.6
Other non-taxable or non-deductible expenses	(2.3)	4.5
Non-deductible executive compensation	(5.1)	9.8
Other	(0.5)	0.9
Effective tax rate excluding equity investments	(42.2)%	$80.5
Equity investments	35.4	(67.5)
Effective tax rate	(6.8)%	$13.0

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.1	(0.3)
Tax credits	1.8	2.4
Valuation allowance	(19.2)	(0.5)
Non-deductible expenses	(0.3)	(0.2)
Non-deductible executive compensation	(5.4)	(0.6)
Dividends received deduction	(0.7)	—
Noncontrolling interests	(0.5)	(1.1)
Basis difference in investments	(0.5)	(0.8)
Unconsolidated affiliate stock-based compensation	(0.7)	(2.5)
Interest payable	—	(0.1)
Penalties	—	(0.1)
Other	0.4	(0.1)
Effective tax rate excluding equity investments	(4.0)%	17.1%
Equity investments	2.7	18.6
Effective tax rate	(1.3)%	35.7%
The significant components of deferred tax assets and liabilities at December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
	(In millions)
Deferred tax assets:
Partnerships	$15.5	$84.9
Net operating loss carryforwards	51.7	29.3
Tax credit carryforwards	8.1	4.3
Stock based compensation	4.6	—
Capital loss carryforwards	3.8	—
Equity investments	85.4	—
Other	9.0	8.2
Total gross deferred tax asset	178.1	126.7
Less: valuation allowance	(161.6)	(52.8)
Total deferred tax asset	$16.5	$73.9
Deferred tax liabilities:
Partnerships	$(0.4)	$—
Equity investments	$(15.5)	$—
Total deferred tax liability	$(15.9)	$—
Net deferred tax asset	$0.6	$73.9
The Company’s deferred taxes are primarily reflected as the book to tax difference in the Company's ownership of Cannae LLC. The Company, through its direct and indirect interests, holds a 100% ownership percentage of Cannae LLC.
The decrease in our net deferred tax asset as of December 31, 2025 from 2024 is primarily attributable to the tax losses realized on sales of Sightline, System1 and Paysafe shares and the recording of an additional valuation allowance on our remaining federal deferred tax assets.
The Company’s gross federal and state NOL carryforwards were $353.5 million and $244.9 million at December 31, 2025 and 2024, respectively. The federal NOLs carryforward indefinitely and state NOLs expire in various tax years through 2043.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all of the available evidence using a "more likely than not" standard. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluated the Company’s deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, in particular, the Company’s historical profitability and any projections of future taxable income or potential future tax planning strategies. In the year ended December 31, 2025, we recorded an additional valuation allowance of $108.8 million on all of the Company's federal deferred tax assets. As of December 31, 2025 and 2024, the Company had a valuation allowance of $161.6 million and $52.8 million, respectively, related to federal and state NOLs for the tax year ended December 31, 2025 and state NOLs for the tax year ended December 31, 2024, as it is more likely than not that the tax benefit of certain state NOLs will not be realized before the NOLs expire.
Unrecognized tax benefits are recorded for differences between tax positions the Company takes, or expects to take, on its income tax return compared to the benefit recognized for financial statement purposes. The Company does not have any unrecognized tax benefits as of December 31, 2025, 2024 or 2023.
The Company's federal and state income tax returns for the tax years ended December 31, 2025, 2024, 2023 and 2022 remain subject to examination.
See Note P - Supplementary Cash Flow Information for information on cash paid for income taxes. U.S. federal income tax is the only material jurisdiction in which the Company pays, or receives refunds for, income taxes and the only jurisdiction that represents greater than 5% of taxes paid or refunded.
Note M — Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represent our best estimate is recorded. As of December 31, 2025 and 2024, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On October 23, 2025, a putative class action lawsuit was filed in the Delaware Court of Chancery under the caption, New England Teamsters Pension Fund and Daniel Clark v. William P. Foley II, Anthony M. Jabbour, Thomas M. Hagerty, Douglas K. Ammerman, and Cannae Holdings, Inc., C.A. No. 2025-1220. The plaintiffs allege that the individual defendants, each of whom served as an officer and/or director of Dun & Bradstreet Holdings, Inc. at the relevant time, breached their fiduciary duties in connection with the August 26, 2025 sale of D&B to a private equity firm. Specifically, the complaint asserts that the

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

transaction undervalued D&B's stock, resulting in inadequate cash consideration for its stockholders. The plaintiffs further allege that certain of the individual defendants' knowledge should be imputed to the Company, and on that basis, include a claim against the Company for aiding and abetting the alleged breaches of fiduciary duty. The plaintiffs seek declaratory judgment, monetary damages, and other equitable relief. They also seek to certify a class comprising all former D&B stockholders who exchanged their shares for cash in the transaction, excluding the defendants and any individuals who were officers or directors of D&B at the time the transaction closed. On January 12, 2026, the Company filed a motion to dismiss the complaint and briefing is ongoing. The Company intends to vigorously defend against the claims asserted in the litigation.
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of December 31, 2025 to determine the amount of the obligations.
Purchase obligations as of December 31, 2025 are as follows (in millions):

2026	$54.9
2027	8.4
2028	3.0
2029	0.3
2030	—
Thereafter	—
Total purchase commitments	$66.6
Other Contingencies
In conjunction with the JANA Investment, we are potentially liable for the JANA Contingent Consideration. The JANA Contingent Consideration is payable if JANA Partners achieves certain thresholds for assets under management ("AUM") by certain dates. The total $26 million potentially payable for the JANA Contingent Consideration is bifurcated into two tranches as follows: (1) a payment of $16 million if JANA Partners achieves an AUM threshold from September 2026 through December 2028 (the "Initial Payment") and (2) a payment of $10 million if JANA Partners achieves an AUM threshold as of December 31, 2028 (the "Additional Payment"). We consider the Initial Payment probable and have included $16 million in the basis of our investment in JANA Partners and a corresponding liability in Accounts payable and other accrued liabilities, current in our Condensed Consolidated Balance Sheet as of December 31, 2025. We do not consider the Additional Payment to be probable as of December 31, 2025.
Note N — Concentration of Risk
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
Note O — Related Party Transactions
During the year ended December 31, 2025, we incurred $17.1 million of management fee expenses and $9.9 million of termination fee expenses with our Manager. During the year ended December 31, 2024, we incurred $22.0 million of management fee expenses and $10.1 million termination fee expenses. During the year ended December 31, 2023, we incurred $37.7 million of management fee expenses to our Manager. Such management fees and termination fees are recorded in Other operating expenses on our Consolidated Statements of Operations.
BKFC is a partnership led by its general partner William P. Foley, II, the Vice Chairman of our Board. Through Mr. Foley and other Company executives, we are extensively engaged in oversight of and working with BKFC management in helping BKFC implement its strategy. BKFC owns and operates AFCB in the English Premier League, owns a significant minority interest in FC Lorient, a French Ligue 1 football club and owns a controlling interest in MFC, a Portuguese Primeira Liga football club. In the years ended December 31, 2025 and 2024, we invested $50.0 million, $36.8 million, respectively, in

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

BKFC. BKFC used the proceeds from investments from Cannae and others to acquire its interests in football clubs and further invest in its infrastructure and playing squads.
Minden Mill, through its wholly owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with Mr. Foley, Vice Chairman of our Board, are the general partner of Minden Mill and manage all aspects of its operation on behalf of the Company. In the year ended December 31, 2023, we invested $52.1 million in Minden Mill for an 89% ownership interest. In the year ended December 31, 2025 and 2024, we invested an additional $5.1 million and $4.4 million, respectively, through a note receivable which bears interest at a rate of 7.0% per annum.
CSI LP is managed by entities affiliated with Frank Martire, a member of our Board, and is part of a consortium of investors who acquired CSI. On December 28, 2023, we received a distribution of $36.8 million from CSI LP, the entity through which we own our interest in CSI. The distribution resulted from CSI LP's sale of a portion of CSI to a third party. On November 25, 2025, Cannae received a distribution of $20.5 million from CSI LP as a result of a ratable dividend paid by CSI to its shareholders. The distribution did not change Cannae’s percentage ownership interest in CSI LP.
See Note A - Put Right for discussion of the accounting for the potential repurchase of our common stock pursuant to a provision of the DSA.
Note P — Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash paid during the year:
Interest	$6.0	$6.3	$13.6
Income taxes, net of refunds	(28.4)	0.9	4.6
Operating leases	24.5	25.1	33.1
Non-cash investing and financing activities:
Lease assets recognized in exchange for lease liabilities	3.3	7.0	32.8
Equity in Fulfillment received as consideration in the WD Transaction	6.8	—	—
Exchange of real estate as repayment for debt	(12.2)	—	—
Contingent consideration for investment in JANA	16.0	—	—
Sale of System1 shares in exchange for note receivable	(4.8)	—	—
Note Q — Discontinued Operations
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet announced the D&B Sale. As a result of the transaction, Dun & Bradstreet is presented as a discontinued operation in our Consolidated Financial Statements for the year ended December 31, 2025. Through the date of the D&B Disposition, we continued to exert significant influence over D&B and therefore we continued to account for this investment under the equity method of accounting. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation, we marked our investment in D&B to the fair market value implied by the stock price beginning as of March 31, 2025. In the year ended December 31, 2025, we recorded $83.0 million of recognized loss related to marking our investment to fair value and the ultimate consideration received upon consummation of the D&B Disposition, which is included in Net losses from discontinued operations, net of tax on our Consolidated Statement of Operations.
On August 26, 2025, the D&B Sale closed and Cannae completed the disposition of its ownership interests in Dun & Bradstreet, Inc. for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock. Following the consummation of the D&B Disposition, Cannae no longer has any ownership interest in the common stock of D&B.

CANNAE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the operations of D&B to the Consolidated Statement of Operations is presented below:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Other income (expense):
Recognized losses	$(86.6)	$(12.3)	$(6.7)
Equity in losses of unconsolidated affiliates	(11.3)	(13.7)	(17.1)
Loss from discontinued operations before income taxes	(97.9)	(26.0)	(23.8)
Income tax benefit	—	(3.7)	(5.5)
Net loss from discontinued operations, net of tax	$(97.9)	$(22.3)	$(18.3)
Assets of discontinued operations held for sale on our Consolidated Balance Sheet as of December 31, 2024 represents our investment in Dun & Bradstreet accounted for under the equity method of accounting.
Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Consolidated Statements of Operations is presented below:

	Six Months Ended June 30,	Year Ended December 31,
	2025	2024	2023
	(In millions)
Total revenues	$1,165.0	$2,381.7	$2,314.0
Operating income	48.1	194.8	140.3
Loss before income taxes	(48.8)	(61.3)	(81.1)
Net loss	(47.4)	(24.5)	(43.7)
Net (loss) income attributable to noncontrolling interest	2.1	4.1	3.3
Net loss attributable to Dun & Bradstreet	(49.5)	(28.6)	(47.0)
For the year ended December 31, 2025, 2024 and 2023 we received total cash dividends from D&B in the amount of $3.5 million, $14.3 million and $15.8 million, respectively, which are included in Distributions from investments in unconsolidated affiliates on the Consolidated Statements of Cash Flows.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company's reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 solely because of a material weakness in our internal control over financial reporting identified in relation to our accounting for impairment of right-of-use assets and property and equipment at our Restaurant Group as further described below.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, solely because of a material weakness in our internal control over financial reporting identified in relation to our accounting for impairment of right-of-use assets and property and equipment at our Restaurant Group.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As discussed in Notes A and G to our Consolidated Financial Statements included in this Annual Report, the Company reviews right-of-use assets and fixed assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable. During the current year, it was determined that the Company did not maintain effective internal control over financial reporting as it relates to the determination of impairment charges for right-of-use assets and fixed assets held at the Restaurant Group. Specifically, the Company lacked appropriately designed and operating controls to ensure that impairment analyses, when performed, were evaluated in accordance with applicable accounting guidance. This control deficiency could result in a material misstatement of impairment expense and the carrying value of right-of-use assets and fixed assets that would not be prevented or detected on a timely basis and therefore constitutes a material weakness.
Notwithstanding the identified material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report for the year ended December 31, 2025 and in our Quarterly Reports for the periods ended March 31, June 30 and September 30, 2025, present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weakness in Internal Control Over Financial Reporting
We will implement remediation measures to address the above-mentioned material weakness and enhance the Company's internal control over financial reporting related to our accounting for impairment of right-of-use assets and property and equipment at our Restaurant Group during the year ended December 31, 2026. Remediation efforts will include improving the design and implementation of our controls around the application of the applicable accounting guidance and the Company's evaluation of impairment charges, if any, to its right-of-use assets and fixed assets. These measures include, but are not limited to enhancing the design of controls related to the identification and evaluation of impairment triggering events, implementing more robust review controls over the impairment analyses and increasing involvement of personnel with technical accounting expertise.
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

10.5
Second Amendment to Amended and Restated Revolver Note, dated March 20, 2025, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed May 12, 2025).

10.6	Third Amendment to Amended and Restated Revolver Note, dated as of January 23, 2026, by and between Cannae Holdings, Inc. and Fidelity National Financial, Inc.
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

10.10
Management Services Agreement Termination Agreement between Cannae Holdings, Inc., Cannae Holdings, LLC and Trasimene Capital Management, LLC, effective as of May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2025).

10.11
Margin Loan Agreement, dated as of March 4, 2024 by and among Cannae Funding D, LLC, Cannae Funding A, LLC, the lenders from time to time parties thereto and Bank of America, N.A. as administrative agent and calculation agent (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 9, 2024).

10.12
Margin Loan Agreement, dated as of August 27, 2025 by and among Cannae Funding A, LLC, the lenders from time to time thereto and Bank of America as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 28, 2025).

10.13	Guaranty, dated as of November 30, 2020, of Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 2, 2020).
10.14†
Form of Notice of Restricted Stock Award Agreement dated as of November 11, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022).

10.15†
Form of Notice of Restricted Stock Award Agreement dated as of March 15, 2023 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024).

10.16†
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

10.18†
Amended and Restated Employment Agreement between Cannae Holdings, Inc. and William P. Foley II, effective as of March 17, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 17, 2025).

10.19†
Director Services Agreement between Cannae Holdings, Inc. and William P. Foley II, effective as of May 12, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 9, 2025).

10.20†
Employment Agreement, dated February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.21†
Restricted Stock Unit Grant Agreement dated as of February 26, 2024, by and between Cannae Holdings, Inc. and Ryan R. Caswell (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

10.22†
Employment Agreement, dated March 18, 2024, by and between Cannae Holdings, Inc. and Michael L. Gravelle (incorporated by reference to Exhibit 10.8 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 9, 2024).

10.23†
Employment Agreement between Cannae Holdings, Inc. and Peter T. Sadowski, effective as of March 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2025).

10.24	Black Knight Football and Entertainment, LP Agreement of Limited Partnership, effective as of September 21, 2022.
10.25	First Amendment to Black Knight Football Club US, LP Agreement of Limited Partnership, effective as of January 1, 2025.
10.26	Second Amendment to Black Knight Football Club US, LP Agreement of Limited Partnership, effective as of March 7, 2025.
10.27	Form of Black Knight Football and Entertainment, LP Subscription Agreement.
14.1	Code of Ethics for Senior Financial Officers.
14.2	Code of Business Conduct and Ethics.
19.1	Insider Trading and Tipping Policy, with an effective date of February 4, 2019, as amended February 15, 2024.
21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Deloitte & Touche LLP.
23.3	Consent of Ernst & Young LLP with respect to report related to Alight, Inc.
23.4	Consent of KPMG with respect to report related to Dun & Bradstreet Holdings, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1†
Incentive-Based Compensation Recovery Policy, with an effective date of October 3, 2023 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024).

99.1	Audited Financial Statements of Alight, Inc.
99.2	Audited Financial Statements of Dun & Bradstreet Holdings, Inc.
99.3	Financial Statements of Dun & Bradstreet Holdings, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.
† A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
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
Ryan R. Caswell
Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan R. Caswell	Chief Executive Officer	March 2, 2026
Ryan R. Caswell	(Principal Executive Officer)

/s/ Bryan D. Coy	Executive Vice President and Chief Financial Officer	March 2, 2026
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ Douglas K. Ammerman	Director and Chairman of the Board	March 2, 2026
Douglas K. Ammerman

/s/ William P. Foley, II	Director and Vice Chairman of the Board	March 2, 2026
William P. Foley, II

/s/ Mona Aboelnaga Kanaan	Director	March 2, 2026
Mona Aboelnaga Kanaan

/s/ Hugh R. Harris	Director	March 2, 2026
Hugh R. Harris

/s/ C. Malcolm Holland	Director	March 2, 2026
C. Malcolm Holland

/s/ Mark D. Linehan	Director	March 2, 2026
Mark D. Linehan

/s/ Frank R. Martire	Director	March 2, 2026
Frank R. Martire

/s/ Barry B. Moullet	Director	March 2, 2026
Barry B. Moullet

/s/ William T. Royan	Director	March 2, 2026
William T. Royan

/s/ Cherie L. Schaible	Director	March 2, 2026
Cherie L. Schaible

/s/ James B. Stallings, Jr.	Director	March 2, 2026
James B. Stallings, Jr.

/s/ Woodrow Tyler	Director	March 2, 2026
Woodrow Tyler