Form 10-K/A
period 2025-12-31
Cannae Holdings, Inc.
filed 2026-04-30
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
As of April 24, 2026 there were 44,220,506 shares of Cannae common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the "Amendment") on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on March 2, 2026 (the "Form 10-K"). This Amendment updates Part III in its entirety to contain the information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

CANNAE HOLDINGS, INC.
FORM 10-K/A

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain Information About our Directors

Certain biographical information for our directors is below.

Class III Directors – Term Expiring 2026
Name	Position with Cannae	Age
Hugh R. Harris	Chairman of the Compensation Committee and Member of the Corporate Governance and Nominating Committee	74
C. Malcolm Holland	Chairman of the Corporate Governance and Nominating Committee and Member of the Compensation Committee	66
Mark D. Linehan	Member of the Audit Committee	64
Woodrow Tyler	Member of the Related Person Transaction Committee	68

Hugh R. Harris has served as a director of Cannae since November 2017. Mr. Harris is retired, and formerly served as President, Chief Executive Officer and a director of Lender Processing Services, Inc. ("LPS") from October 2011 until January 2014, when it was acquired by FNF. Prior to joining LPS, Mr. Harris had been retired since July 2007. Before his retirement, Mr. Harris served as President of the Financial Services Technology division at Fidelity National Financial ("FNF") from April 2003 until July 2007. Prior to joining FNF, Mr. Harris served in various roles with HomeSide Lending Inc. from 1983 until 2001, including President and Chief Operating Officer and later as Chief Executive Officer. Mr. Harris previously served on the board of directors of Austerlitz Acquisition Corp. I ("AUS") and Austerlitz Acquisition Corp. I ("ASZ"), from February 2021 through December 2022 and on the board of directors of Foley Trasimene Acquisition Corporation ("FTAC"), from May 2020 until July 2021.

Mr. Harris’ qualifications to serve on our Board include his leadership of complex businesses at FNF, Fidelity National Information Services, Inc. ("FIS") and LPS, including with respect to corporate strategy, operational oversight, mergers and acquisitions, compensation and corporate governance.

C. Malcolm Holland has served as a director of Cannae since November 2017. Mr. Holland is Chairman of Texas at Huntington Bank since the October 2025 merger of Huntington Bancshares ("Huntington") with Veritex Holdings, Inc. Mr. Holland founded Veritex Holdings, Inc., where he has served as Chairman of the Board and Chief Executive Officer from 2009 until the October 2025 merger, and as Chairman of the Board, Chief Executive Officer and President of Veritex Bank since its inception in 2010 until the merger with Huntington in October 2025. Mr. Holland began his career in 1982 as a credit analyst and commercial lender at First City Bank. In 1984, Mr. Holland joined Capital Bank as a vice president of commercial lending. From 1985 to 1998, Mr. Holland was an organizer and executive vice president of EastPark National Bank, a de novo bank that opened in 1986. EastPark National Bank was acquired by Fidelity Bank of Dallas in 1995, and Mr. Holland served as executive vice president and head of commercial lending for Fidelity Bank of Dallas from 1995 to 1998, when the bank was acquired by Compass Bank. From 1998 to 2000, Mr. Holland served as senior vice president and head of business banking for Compass Bank. Mr. Holland served as President of First Mercantile Bank from 2000 to 2002, when the bank was acquired by Colonial Bank. From 2003 to 2009, Mr. Holland served as Chief Executive Officer for the Texas Region of Colonial Bank. Mr. Holland also served as a director of Foley Trasimene Acquisition Corporation II ("FTAC II"), from August 2020 until March 2021. He is a past president of the Texas Golf Association and served on the Executive Committee of the United States Golf Association from 2013 through 2016. Mr. Holland is an active member and chairman of the business advisory committee of Watermark Community Church. He served as chairman of the College Golf Fellowship from 2002 to 2013. Mr. Holland received his Bachelor of Business Administration from Southern Methodist University in 1982.

Mr. Holland’s qualifications to serve on our Board include his extensive experience leading and growing complex business organizations, including with respect to corporate strategy, mergers and acquisitions, compensation and governance, and his more than 40 years of experience in the banking industry.

Mark D. Linehan has served as a director of Cannae since September 2019. Mr. Linehan has served as President and Chief Executive Officer of Wynmark Company, a private real estate investment and development company since he founded the company in 1993. Prior to founding Wynmark Company, he served as a Senior Vice President with the Trammell Crow Company in Los Angeles, California. Prior to working for Trammell Crow Company, Mr. Linehan worked for Kenneth

Leventhal & Co., a Los Angeles-based public accounting firm specializing in the real estate industry which is now part of Ernst & Young LLP. Mr. Linehan has served on the board of Hudson Pacific Properties, Inc. since 2010. Mr. Linehan previously served as a member of the board of Trebia Acquisition Corporation ("Trebia") from 2020 to 2022, FTAC II from 2020 to 2021, AUS and ASZ from February 2021 through December 2022, and previously served on the board of directors of Condor Hospitality Trust, Inc. Mr. Linehan has a Bachelor of Arts degree in Business Economics from the University of California, Santa Barbara and is a Certified Public Accountant.

Mr. Linehan’s qualifications to serve on our Board include his expertise in accounting, finance/capital allocation, and risk management matters, as well as his experience in founding and growing Wynmark Company, as a public company director and with complex transactions.

Woodrow Tyler has served as a director of Cannae since June 2025. Mr. Tyler is an accomplished investment executive with significant experience allocating capital across a variety of public and private investment strategies. He most recently served as the Chief Investment Officer of the Detroit Police & Fire Pension, where he led the investment process and oversaw fund allocations and administration for the $2.7 billion public retirement plan. Mr. Tyler previously served in multiple executive-level roles with the State of Michigan Pension Fund, the Michigan Bureau of Investments, and the UAW Retiree Medical Benefit Trust. He currently serves as an investment committee member of the Michigan Health Endowment Fund and Detroit General Retirement System. Mr. Tyler has a Bachelor of Arts degree in Political Science and Government from the University of Michigan, a Master of Business Administration in Finance from Michigan State University and is a Chartered Financial Analyst. Mr. Tyler's qualifications to serve on our Board include his expertise in investment management and corporate governance.

Class I Directors – Term Expiring 2027
Name	Position with Cannae	Age
Douglas K. Ammerman	Chairman of the Board, Chairman of the Audit Committee	74
William P. Foley, II	Vice Chairman of the Board	81
Frank R. Martire	Director	78
William T. Royan	Member of the Compensation Committee and Member of the Corporate Governance and Nominating Committee	58

Douglas K. Ammerman has served as our Chairman since May 2025, and as a director of Cannae since February 2024. Mr. Ammerman was with KPMG LLP for nearly 30 years, where he served as a national practice partner, as the managing partner of the Orange County office, and as a member of KPMG’s nominating committee for its board of directors before formally retiring in 2002. He also serves as a director of Stantec Inc. since 2011, where he serves as Chairman, as a director of FNF since 2005, and as a director of F&G Annuities & Life, Inc. ("FG"), a subsidiary of FNF, since December 2022. Mr. Ammerman formerly served on the boards of Dun & Bradstreet Holdings, Inc. ("D&B" or "Dun & Bradstreet") from 2019 to 2025, J. Alexander’s Holdings, Inc. from 2015 to 2021, and FTAC from 2020 to 2021. Mr. Ammerman holds a master’s degree in business taxation from the University of Southern California, as well as a Bachelor of Arts degree with an accounting emphasis from California State University at Fullerton. Mr. Ammerman is past president and director emeritus of the Pacific Club and served in the Reagan Administration as Special Assistant to the Secretary of Interior.

Mr. Ammerman's qualifications to serve on our Board include his financial and accounting background including expertise in risk management, regulatory and legal matters, his 18 years as a partner with KPMG, and his experience with complex transactions, international business matters, and as a director on the boards of other public companies.

William P. Foley, II has served as our Vice Chairman since May 2025 and as the Managing Member of the Manager since September 2019. Mr. Foley previously served as our Chairman, Chief Executive Officer and Chief Investment Officer from February 2024 to May 2025, as non-executive Chairman from May 2018 until February 2024, and as our Executive Chairman from July 2017 until May 2018. Mr. Foley serves as an executive and/or director of several of our portfolio companies including those noted below. Mr. Foley participates in the ongoing management of our companies, including Black Knight Football Club US, LP ("Black Knight Football"), Alight Inc. ("Alight") and High Sierra Distillery, LP ("Minden Mill"), to help them to grow and succeed in furtherance of our and our shareholders’ interests.

Mr. Foley has served as non-executive Chairman of the board of directors of FNF since 1984. He previously served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has also served as Executive Chairman of FG since November 2022. Mr. Foley serves as a director of Alight since 2021 and previously served as the non-executive Chairman of the board of directors of Alight from April 2021 through February 2025 and on the board of its predecessor, FTAC, from May 2020 until April 2021. Mr. Foley has served as Chairman of the board and a director of Jena Acquisition Corporation II ("Jena II"), a blank check company, since May 2025. Mr. Foley served as the Chairman of Foley Wines, Ltd, a New Zealand company from September 2012 until March 2023 and has served as a director since January 2025.

Mr. Foley served as non-executive Chairman of the board of directors of D&B from February 2019 to February 2022 and as Executive Chairman from February 2022 until August 2025. Mr. Foley served as director of System1, Inc. ("System1") from January 2022 until March 2023 and on the board of its predecessor, Trebia, from 2020 to 2022. From January 2014 until June 2021, Mr. Foley also served as Chairman of the Board of Black Knight and its predecessors, and he served as non-executive Chairman of the board of directors of Paysafe Limited ("Paysafe") and its predecessor, FTAC II, from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings from April 2016 to June 2020 and as a director of Dayforce, Inc. ("Dayforce") from September 2013 to August 2019 and as Vice Chairman of FIS. Mr. Foley also formerly served as a director of AUS and ASZ from 2020 to 2021. Mr. Foley also serves on the board of various foundations and charitable organizations. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his Master of Business Administration from Seattle University and his Juris Doctor from the University of Washington.

Mr. Foley provides high-value added services to our Board and has sufficient time to focus on Cannae. His qualifications to serve on our Board include more than 40 years as a director and executive officer of FNF, his long and deep knowledge of our business and industry, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

We believe that Mr. Foley is able to fulfill his roles and devote sufficient time and attention to his duties as our Vice Chairman and as a director and/or officer of other companies including those where we have an interest.

Cannae is a holding company and Mr. Foley is not charged with overseeing the day-to-day operations of Cannae’s various businesses. With his three decades of preeminent operational experience, Mr. Foley has a proven track record of being able to dedicate significant time and attention to the businesses of which he is a part. Based on these factors and Mr. Foley's unique skills and history with Cannae, we believe that Mr. Foley's continued involvement in our strategy and execution is an important factor in our long-term and future success.

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

Mr. Martire served as the Executive Chairman of NCR Corporation from May 2018 to May 2023 and as Chairman of J. Alexander’s Holdings, Inc. from September 2015 until May 2019 and Lead Independent Director from May 2019 until it was sold in September 2021. Mr. Martire also served as a director of Trebia and now serves as a director of System1, since January 2022. Mr. Martire served as Chairman of FIS from January 2017 until May 2018, and as Executive Chairman of FIS from January 2015 through December 2016. Mr. Martire served as Chairman of the Board and Chief Executive Officer of FIS from April 2012 until January 2015. Mr. Martire joined FIS as President and Chief Executive Officer after its acquisition of Metavante Corporation ("Metavante") in October 2009, where he had served as Chairman of the Board and Chief Executive Officer since January 2003. Mr. Martire served as President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001.

Mr. Martire’s qualifications to serve on our Board include his years of experience in providing technology solutions to the banking industry, particularly his experience with FIS and Metavante, his knowledge of and contacts in the financial services industry, his strong leadership abilities and his experience in driving growth and results in large complex business organizations.

William T. Royan has served as a director of Cannae since June 2025. Mr. Royan has extensive experience in the investment industry and has served as a director of numerous public and private companies. He is a Founding Partner of Markets Infrastructure Partners, a specialist in alternative asset management dedicated to investments in the global financial markets infrastructure sector. Mr. Royan is also the Founding Partner and Chair of the Investment Committee at GPI Capital, a growth-oriented and structured equity alternative investment firm. He previously served as Head of Relationship Investing at Ontario Teachers’ Pension Plan, where in addition to his direct investing role, he was responsible for environmental, social and governance policies and engagement with portfolio companies, and where he also was responsible for its ownership of Glass Lewis, the shareholder advisory services company.

Mr. Royan currently serves as a director of Zeta Global Holdings (NYSE: ZETA), a marketing technology company, and Sun Hung Kai (HK: 86), a Hong Kong-based financial institution focused on alternative investments and wealth management. He previously served as Chair of the Governance Committee of the Board of Directors of TMX Group (TSX: X), which operates the Toronto Stock Exchange and other market exchanges. Mr. Royan has also served as a director of BTG Pactual (BZ: BPAC 11), the global financial services firm.

Mr. Royan’s qualifications to serve on our Board includes his direct investing expertise and independent oversight as he brings the appropriate balance of investment acumen to source and manage proprietary private investments, operational leadership to guide portfolio companies, and governance, compensation and risk oversight to protect shareholder interests.

Class II Directors – Term Expiring 2028
Name	Position with Cannae	Age
Mona Aboelnaga Kanaan	Member of the Audit Committee	58
Barry B. Moullet	Chairman of the Related Person Transaction Committee	68
Chérie L. Schaible	Member of the Related Person Transaction Committee	47
James B. Stallings, Jr.	Member of the Corporate Governance and Nominating Committee and Member of Related Person Transaction Committee	70
Mona Aboelnaga Kanaan has served as a director of Cannae since December 2025. Ms. Aboelnaga is a highly experienced CEO, serial entrepreneur, private equity investor, and corporate director with over 30 years of experience in driving growth and innovation in global finance and investment.

As Managing Partner of K6 Investments, Ms. Aboelnaga invests across diverse industries, including financial services, technology, and consumer products. Previously, Ms. Aboelnaga founded Proctor Investment Managers, an early mover in the GP Stakes investment space. As President and CEO, she led Proctor from start-up to $14 billion in Affiliate AUM, sold the firm to National Bank of Canada in 2006, and continued as Proctor’s CEO until 2013.

Ms. Aboelnaga serves on the boards of Webster Financial Corporation (NYSE: WBS), Perpetual Limited (ASX: PPT), and is Vice Chairperson of the Egyptian American Enterprise Fund.

Committed to financial inclusion, innovation, and education, Ms. Aboelnaga serves on the advisory boards of Investcorp Strategic Capital Group, Dubai-based Global Ventures, and Rebalance Capital. She is also a Trustee of the State University of New York’s Fashion Institute of Technology, a member of the Council on Foreign Relations, a Leadership Fellow at the National Association of Corporate Directors and a member of the St. Jude Children's Research Hospital Capital Campaign Committee. Ms. Aboelnaga holds a Bachelor of Science from the Wharton School and a Master's in Business Administration from Columbia Business School.

Ms. Aboelnaga brings more than three decades of leadership as an executive, serial entrepreneur, private equity investor, and corporate director. Her career reflects a consistent record of driving growth and innovation in global finance and investment. She has led and advised companies in a wide range of industries—including financial services, technology, and consumer products—giving her a broad, independent perspective on strategic growth, risk oversight, and value creation.

Barry B. Moullet has served as a director of Cannae since February 2021. Mr. Moullet has been the principal of BBM Executive Insights, LLC, a consulting firm specializing in the optimization of various supply chain management activities for foodservice clients since June 2012. Mr. Moullet also served as Chief Supply Chain Officer and as a consultant for Focus Brands Inc. from January 2013 through July 2014. He served in various executive roles with Darden Restaurants Inc. from 1996 until 2012. Prior to his tenure with Darden Restaurants, Mr. Moullet’s previous roles include Vice President of Purchasing for Restaurant Services Inc. and Vice President of Purchasing for Kentucky Fried Chicken. Mr. Moullet also serves on the board of directors of RockSpoon Inc., a privately held company, and formerly served on the board of Cici’s Pizza prior to its acquisition. He is an Advisory Board Member and guest speaker for Cornell University’s School of Hotel Administration and is a member of the University of Wisconsin – Eau Claire Foundation Board and the University of Wisconsin – Eau Claire Real Estate Board. Mr. Moullet received a B.S. in a double major of Chemistry and Marketing from the University of Wisconsin and his M.B.A. with an emphasis in Finance from the College of St. Thomas.

Mr. Moullet’s qualifications to serve on our Board include his extensive experience in the foodservice industry, including consulting and executive leadership experience, as well as his significant board experience.

Chérie L. Schaible has served as a director of Cannae since December 2025. Ms. Schaible is the founder of CLS Advisory, LLC, which provides legal consulting, fractional and bespoke general counsel and board services, which she founded in December 2024. Previously, Ms. Schaible served as General Counsel and Senior Managing Director of Ankura Consulting Group, LLC, a global consulting firm, from August 2016 to March 2023. Prior to that, she served as Associate General Counsel and Managing Director of AIG Investments, an investment management subsidiary of the financial services firm American International Group (NYSE: AIG) ("AIG"), from November 2010 to July 2016, and as Assistant General Counsel and Vice President at AIG from April 2007 to October 2010. Earlier in her career, Ms. Schaible was an Associate in the Bankruptcy and Reorganization practice at Shearman & Sterling LLP (n/k/a Allen Overy Shearman Sterling LLP), an international law firm, from September 2001 to April 2007. Ms. Schaible currently serves on the board of and is the co-chair of the Nominating and Governance Committee of Her Justice, a non-profit organization that provides legal resources to women living in poverty. Previously Ms. Schaible served as a Junior Partner for Women in Need, a nonprofit organization that provides shelter and housing services, from 2014 to 2022. She is the recipient of the Women Leaders in Consulting, Excellence in Leadership Award (2021) and the American Bankruptcy Institute 40 Under 40 Award (2018). Ms. Schaible holds a Bachelor of Laws undergraduate degree from Bond University in Australia and a Master of Laws degree in Corporate Law from New York University School of Law.

Ms. Schaible’s qualifications to serve on our Board include her significant senior executive experience, legal and governance expertise and additional board and governance experience shaped by senior leadership roles across global consulting, financial services, and complex restructuring environments. Her experience advising boards, overseeing legal and compliance functions, and guiding organizations through regulatory, operational, and strategic challenges equips her with the judgment, independence and perspective essential to effective board oversight.

James B. Stallings, Jr. has served as a director of Cannae since January 2018. Since 2013, Mr. Stallings has been a Managing Partner of PS27 Ventures, LLC, a private investment fund focused on technology companies. From 2009 until his retirement in January 2013, Mr. Stallings served as General Manager of Global Markets in IBM’s Systems and Technology Group. From 2002 to 2009, Mr. Stallings served in a variety of roles at IBM Corporation, including General Manager, Enterprise Systems, IBM Systems and Technology Group. From 2000 to 2002, Mr. Stallings founded and ran E House, a consumer technology company, and prior to that, Mr. Stallings worked for Physician Sales & Services, Inc., a medical supplier. From 1984 to 1996, Mr. Stallings worked in various capacities for IBM Corporation. Mr. Stallings previously served as director of Trebia until January 2022. Mr. Stallings has served as a director of FIS since 2013.

Mr. Stallings qualifications to serve on our Board include three decades of experience in the information technology industry, including leadership roles in business management, strategy and innovation, his experience as an entrepreneur and his financial expertise.

Certain Information About our Executive Officers

The executive officers of the Company as of the date of this Amendment are set forth in the table below, together with biographical information.

Name	Position with Cannae	Age
Ryan R. Caswell	Chief Executive Officer	43
Bryan D. Coy	Executive Vice President and Chief Financial Officer	56
Peter T. Sadowski	Executive Vice President and Chief Legal Officer	71
Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	64

Ryan R. Caswell has served as our Chief Executive Officer since May 2025. He previously served as President from February 2023 until May 2025 and as Senior Vice President of Corporate Finance from September 2020 to February 2023. From September 2020 through July 2024, Mr. Caswell served as a Managing Director of the Manager. Mr. Caswell previously served as Senior Vice President of Corporate Finance of AUS and ASZ from January 2021 through December 2022. Mr. Caswell also serves, or has previously served, on the boards of Cannae investments including Watkins Holdings, LLC ("Watkins"), Amerilife Group, LLC ("Amerilife"), CorroHealth, Inc., Black Knight Football entities, System1, and TripleTree Holdings, among others. Prior to joining Cannae, Mr. Caswell was a Managing Director at BofA Securities, Inc. where he worked from 2008 to 2020.

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

Peter T. Sadowski has served as Executive Vice President, Chief Legal Officer of Cannae since April 2017. Mr. Sadowski has also served as Executive Vice President and Chief Legal Officer of FNF since 2008 and served as Executive Vice President and General Counsel of FNF from 1999 until 2008. Mr. Sadowski is a Trustee of the Folded Flag Foundation, and the Vegas Golden Knights Foundation. We believe that Mr. Sadowski is able to fulfill his roles and devote sufficient time and attention to his duties as our Executive Vice President and Chief Legal Officer.

Michael L. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of Cannae since April 2017. He has served as Executive Vice President and General Counsel of FNF since January 2010 and as Corporate Secretary of FNF since April 2008. Mr. Gravelle joined FNF in 2003, serving as a Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993. Mr. Gravelle has served as Executive Vice President, General Counsel and Corporate Secretary of FG since May 2024. Mr. Gravelle serves as General Counsel and Corporate Secretary of Jena II. Mr. Gravelle previously served as Executive Vice President and General Counsel of Black Knight and its predecessors from January 2014 until December 2023, where he also served as Corporate Secretary from January 2014 until May 2018. He previously served as General Counsel and Corporate Secretary of AUS and ASZ from January 2021 through December 2022, of FTAC II from July 2020 through March 2021 and of FTAC from March 2020 to July 2021. We believe that Mr. Gravelle is able to fulfill his roles and devote sufficient time and attention to his duties as our Executive Vice President, General Counsel and Corporate Secretary.

Code of Ethics

Our Board has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinforce our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission ("SEC") and/or New York Stock Exchange ("NYSE") rules. We intend to disclose any such amendment or waiver by posting it on the Corporate Governance Overview page of our website at www.cannaeholdings.com/corporate-governance.

Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Corporate Governance Overview page of our website at www.cannaeholdings.com/corporate-governance.

Related Person Transaction Committee
In 2023, our Board instituted a related person transaction committee ("Related Person Transaction Committee") and a related person transaction policy ("Related Person Transaction Policy"). The members of the Related Person Transaction Committee are Barry B. Moullet (Chair), Chérie L. Schaible, James B. Stallings, Jr. and Woodrow Tyler.

The functions of the Related Person Transaction Committee include reviewing and approving, if appropriate, transactions that arise under the Company’s Related Person Transaction Policy and conducting an annual review of all related person transactions. Our Related Person Transaction Policy was adopted to address the reporting, review and approval of transactions with related persons.

Our Related Person Transaction Policy applies to any person (each a "Related Person") who at any time since the last fiscal year was:
•a director or nominee for director of the Company;
•an executive officer of the Company;
•an immediate family member of the Company’s directors and executive officers;
•a security holder known by the Company to beneficially own more than five percent of any class of the Company’s voting securities;
•any firm, corporation or other entity in which a director or executive officer of the Company is a partner, principal, managing member or executive officer, or in which such person has a 50% or greater beneficial ownership interest; or
•the Manager or any member of the Manager who has a 50% or greater ownership interest in the Manager.
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

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), Mark D. Linehan and Mona Aboelnaga Kanaan.

The Board has determined that each of the current audit committee members is financially literate and independent as required by the rules of the SEC and the NYSE and each is an audit committee financial expert, as defined by the rules of the SEC. Our audit committee reviews its charter annually. The audit committee met four times in 2025.

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
•Establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;
•Approving audit and non-audit services provided by our independent registered public accounting firm;
•Discussing earnings press releases before they are issued and the nature of the financial information provided to analysts and rating agencies;
•Discussing with management our policies and practices with respect to risk assessment and risk management, enterprise risk, information technology, cybersecurity and sustainability risk oversight, including as it relates to human capital management and health and safety risk;
•Except to the extent authority has been delegated to the related party transaction committee, reviewing any material transaction between the Company and each of our Chief Financial Officer and Chief Accounting Officer that has been approved by the General Counsel in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our Chief Executive Officer or President, as applicable; and
• Producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

In this compensation discussion and analysis, we provide an overview of our named executive officers’ ("Named Executive Officer" or "NEO") compensation for fiscal year 2025.

In 2025, our named executive officers were:
• Ryan R. Caswell, Chief Executive Officer (beginning May 12, 2025)
• Bryan D. Coy, Chief Financial Officer
• Peter T. Sadowski, Executive Vice President and Chief Legal Officer
• Michael L. Gravelle, Executive Vice President, General Counsel and Corporate Secretary
• William P. Foley, II, Former Chief Executive Officer (until May 12, 2025)

On May 12, 2025, the Board appointed Ryan Caswell to serve as Chief Executive Officer replacing William P. Foley, II, who transitioned to Cannae's Vice Chairman of the Board.

External Management Transition

Cannae is no longer externally managed.

On February 27, 2024, we announced an agreement to wind down Cannae's Management Services Agreement which became effective September 1, 2019 among Cannae, Cannae LLC and Trasimene Capital Management, LLC ("Trasimene" or the "Manager") in connection with Mr. Foley's transition to being Chief Executive Officer of Cannae and on May 12, 2025, the Management Services Agreement was terminated in its entirety.

Effective July 2, 2024, the Management Services Agreement was amended and restated (the "Terminal MSA"), principally to provide for the termination of the Management Services Agreement effective June 30, 2027 (the "Termination Date") and the below described roll-off new management fee and termination fee. Under the Terminal MSA, the Manager will receive $7.6 million for each of the following three years (the "New Management Fee"), which amount is a significant reduction from the $37 million paid for management fees in the trailing twelve months ended June 30, 2024. The Terminal MSA also provided for a $20 million termination fee payable in installments over three years (the "Termination Fee"), which amount and payment timing are also a significant reduction from the maximum $40 million termination fee under the prior Management Services Agreement. As of April 30, 2026, no further New Management Fees are due and owing only one (the last) $6.6 million Termination Fee installment will be paid on July 1, 2026, after which no further roll-off payments under the Management Services Agreement will be made.

Reduced Corporate Operational Expenses

In connection with our ongoing review of operating costs, we reduced corporate operating expenses in 2025. Excluding $5.4 million of one-time costs related to shareholder activism in 2025, Cannae reduced corporate other operating expenses (excluding Restaurant Group) by $6.8 million, or 10.2%, in 2025, compared to 2024. We expect our corporate operating expenses to decrease further in 2026, as well as we will see the run-off of multiple one-time expenses associated with Mr. Foley’s transition to non-executive Vice Chairman, the termination process of the Management Services Agreement, and termination of the ISIP as detailed below.

Significant Governance Improvements

We have taken significant actions to improve our corporate governance profile. In May 2025, William P. Foley transitioned from his roles as Chief Executive Officer, Chief Investment Officer and Chairman of the Board to serve as the Board's non-executive Vice Chairman. At that time, Douglas K. Ammerman was appointed as independent Chairman of the Board and Ryan R. Caswell, the Company’s President, began serving as the Company’s Chief Executive Officer. In addition, our board of directors was transformed with the addition of four new independent directors: Mona Aboelnaga, William T. Royan, Chérie L. Schaible and Woodrow Tyler. As part of the transformation, we evaluated the membership of our board committees and made changes to add new voices to the important discussions that take place within our committees. Ms. Aboelnaga joined the audit committee; Ms. Schaible and Mr. Tyler joined the related person transaction committee; Mr. Holland and Mr. Royan joined the compensation committee; and Mr. Royan joined the corporate governance and nominating committee.

In addition, as part of our 2025 Annual Meeting of Shareholders (the “Annual Meeting”), we submitted a proposal to amend our Articles of Incorporation to declassify our board of directors over a three-year phase in period beginning with our 2026 Annual Meeting. As a result, all of our directors will be elected annually at our 2028 Annual Meeting (the “Declassification”). The proposal to amend our Articles of Incorporation was approved with a 98.9% for vote.

The Board remains committed to continuous evaluation and enhancement of our governance policies and procedures consistent with best practices.

EXECUTIVE SUMMARY

Business and Financial Highlights

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

The Company provides public market investors with access to compelling investment opportunities that are otherwise challenging to access. We believe that our ability to leverage permanent capital and duration enables us to optimize investment return across the portfolio. We operate as a long-term owner that seeks to secure control and governance rights of other companies primarily to engage in their lines of business. We have no preset time constraints dictating when we sell or dispose of our businesses, as we seek to maximize returns. These investment opportunities have resulted in an asset portfolio comprised of public and private companies.

We aim to generate returns from:
•Targeting investments in industries where our Board and management team have proven expertise;
•Leveraging our access to unique, proprietary investment opportunities not otherwise available to public market investors that can deliver outsized returns; and
•Delivering value through optimizing our portfolio companies.

In November 2025, we announced that our Board has directed our management team to initiate a plan to accelerate the transformation of our portfolio to concentrate primarily on sports and entertainment-related investments, where Cannae has demonstrated a differentiated competitive advantage. We continue to benefit from access to proprietary investment opportunities in these sectors and intend to build a more focused, efficient portfolio of synergistic assets where Cannae can actively drive value creation. As part of this transformation, we will continue to monetize non-strategic assets in a disciplined manner to redeploy capital toward higher-return opportunities.

In January 2026, we announced that Black Knight Football Club ("BKFC" or "Black Knight Football") completed the acquisition of the remaining equity of FC Lorient ("FCL) and is now the sole shareholder of FCL a French Ligue 1 football club founded in 1926 and based in Lorient, Brittany, France. This transaction allows deeper integration of FC Lorient into BKFC’s multi-club model.

Returning capital to shareholders remains a priority. We are committed to maintaining a consistent quarterly dividend and, subject to capital availability, may pursue selective and opportunistic share repurchases.

From 2024 through the date of this report, we have meaningfully returned value to our shareholders and taken actions to increase net asset value through stock repurchases, dividends, monetization of investments, internalizing the management function, strategically deploying capital, and announcing new strategic partnerships.

Actions Taken to Enhance Shareholder Value
•Since 2021 we have returned significant capital to shareholders through the repurchase of $1.1 billion of our outstanding shares through April 24, 2026, including $350.1 million of repurchases in 2025 and year-to-date 2026.
•In March 2026, we announced that our Board has authorized a new stock repurchase program, effective March 6, 2026, under which the Company may repurchase up to 10 million shares of its common stock, in addition to the shares remaining under Cannae’s prior authorizations. As of April 24, 2026, Cannae has remaining authority to repurchase 12.7 million shares and has 44.2 million shares outstanding. Based on feedback from shareholders, the Board expanded its commitment to capital returns and increased its share repurchase authorization to provide management with more flexibility to buy back shares in the short term and as the Company generates liquidity through the sale of non-core assets. The increased authorization demonstrates Cannae’s focus on maximizing shareholder value and taking action to increase Cannae’s share price.
•We initiated and subsequently increased our quarterly dividend to return additional capital to shareholders. The Company initiated a quarterly cash dividend of $0.12 per common share in May 2024, which was increased by 25% in August 2025. The dividend returns approximately $28 million per year to shareholders based on current shares outstanding and has returned approximately $60 million since its initiation.
•We took significant actions to improve our corporate governance profile, including the transition of William P. Foley to non-executive Vice Chairman and the appointment of Douglas K. Ammerman as independent Chairman of the Board, and the transformation of our board through the addition of four new independent directors and changes to the membership of our board committees to add new voices to the important discussions that take place within our committees.
•We proposed to our shareholders and, following shareholder approval with a 98.9% for vote, implemented the Declassification of our board of directors over a three-year period beginning with our 2026 Annual Meeting. All of our directors will be elected annually at our 2028 Annual Meeting.
•Transitioned from an external management structure in 2024 and terminated the structure entirely in 2025 to better align incentives with shareholders and reduce operating cost and complexity.

Strategic Deployment of Capital
•Entered into a strategic partnership with JANA Partners ("JANA"), to invest in the management company and to leverage JANA to source new investments. JANA has built a track record over its 24-year history as a leader in engaged investing and has already provided cash flows to Cannae through the investment in the management company. JANA is also expected to help Cannae source new investment opportunities. In September 2025, Cannae closed an agreement to acquire an additional 30% stake in JANA, resulting in 50% ownership by Cannae.
•Acquired a 53% stake in the Watkins Company for $80 million, including $20 million in convertible preferred equity with 8% annual dividend payments. The Watkins Company is a 157-year-old flavoring products business that is growing with strong margins and cash flows.
•Invested $86.8 million for additional equity of Black Knight Football, which owns 100% of the equity interests of Athletic Football Club Bournemouth ("AFC Bournemouth" or "AFCB"), 100% of FCL, and a majority interest in Moreirense FC. Since the acquisition of AFCB in 2022, Black Knight Football has driven a nearly 30% increase in AFC Bournemouth’s revenue; growing the club’s revenue from £141 million in its fiscal year ended June 30, 2023, to £161 million the next season and increased it by double digits again to £182 million in 2025. Notably, AFCB was included in Sportico’s annual list of the World’s 50 Most Valuable Football Clubs, at a $630 million value based on 2023/24 revenue. As of March 31, 2026, we own a 44.5% of BKFC.

Historical Value Creation

By implementing our approach of generating shareholder value through our active involvement with our acquired companies, our executive management team has created approximately $3.0 billion in realized value for Cannae and its predecessor’s shareholders through December 31, 2025, as summarized in the following table.

Cannae Significant Monetization and Value Creation Milestones (in millions)
Initial Acquisition	Disposition Timing	Company[1]	Disposition Method	Cash or Other Value Received at Disposition ($)	Original Investment – Cost ($)	Realized Value in Excess (Deficit) of Cost ($)
November 2007	Nov. 2018 - Sep. 2024	Dayforce[2]	Sale	2,446.6	547.9	1,898.7
June 2020	Sep. 2022 - Nov. 2025	Paysafe	Sale	78.1	437.4	(359.3)
March 2020	Sept. 2022	Amerilife	Partial Sale	242.5	90.3	152.2
February 2019	June 2021 - Aug. 2025	Dun & Bradstreet	Sale	1,067.6	1,126.4	(58.8)
June 2020	Dec. 2024	Alight	Partial Sale	89.0	112.5	(23.5)
September 2020	Feb. 2022	Optimal Blue[3]	Sale	578.0	289.0	289.0
December 2019	Oct. 2020 - Feb. 2021	CoreLogic	Sale	481.7	292.1	189.6
December 2012	June 2017	One Digital	Sale	560.0	101.0	459.0
November 2007	2015 - 2016	Comdata / Fleetcor[4]	Sale	386.5	—	386.5
September 2012	Sept. 2015	J. Alexander’s5	Spin-off to shareholders	128.0	79.0	49.0
December 2007	Jan. 2015	Remy[6]	Spin-off to shareholders	332.0	83.8	248.2
Various	Various	Other[7]	Various	373.9	613.0	(239.1)
Total				6,763.9		2,991.5
1.Refer to Cannae’s Annual Reports on Form 10-K covering the periods indicated for further information on each acquisition and subsequent value realization.
2.Cost for Dayforce represents gross initial cost without factoring in historical distributions of Lifeworks Corporation Ltd. ("Lifeworks") and FleetCor Technologies ("Fleetcor"). Lifeworks and Fleetcor were acquired as distributions through our ownership in Dayforce with no additional cash outlay by the Company.
3.Black Knight acquired Cannae’s 20% interest in Optimal Blue for $144.5 million in cash and 21.8 million shares of DNB stock on February 15, 2022.
4.Represents Cannae and its predecessor’s cash proceeds from Dayforce’s sale of Comdata Inc. ("Comdata") to FleetCor, subsequent sales of FleetCor stock, and sales of Lifeworks.
5.Based on $9.73 closing price per J. Alexander’s Holdings, Inc. share at spin-off on September 29, 2015.
6.Based on $19.98 closing price per Remy International, Inc. ("Remy") share at spin-off on January 2, 2015. Remy was later acquired by BorgWarner Inc. on November 10, 2015 for $29.50 per share.
7.Primarily attributable to T-Systems in 2019, Triple Tree and Colt sales in 2021, distributions from CSI in 2023, sales of System1 in 2023 and 2025, and partial sale of Sightline in 2025.
The following is a summary of the significant 2025 monetization events.

Dun & Bradstreet. On March 24, 2025, D&B entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (the "D&B Sale"). Under the terms of the agreement, D&B shareholders received $9.15 in cash for each share of common stock they own upon closing of the D&B Sale. During the year ended December 31, 2025, we sold 10.0 million shares of common stock of D&B, and Cannae received proceeds of $89.5 million. On August 26, 2025, the D&B Sale closed, and Cannae completed the disposition of its remaining ownership interests in Dun & Bradstreet for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock. As of December 31, 2025, Cannae no longer has any ownership interest in D&B. Subsequent to the announcement of the D&B sale, we have returned to shareholders $350.1 million through share repurchases and $36.8 million through quarterly cash dividends and the paid off $101.0 million of debt through April 24, 2026.

Our Compensation Programs are Driven by Our Business Objectives

Our compensation committee believes in a pay-for-performance compensation model that rewards our executives for the value created at our companies and returned to shareholders and incentivizes them to continue to seek to identify companies and strategic assets with attractive value propositions and structure and to operate businesses to maximize their value to the Company and our shareholders. At the same time, our compensation committee believes it is important to disincentivize our executives from taking unnecessary risks. The compensation committee believes that our compensation programs are structured to foster these goals. Our compensation committee takes great care to develop and refine an executive compensation program that recognizes its stewardship responsibility to our shareholders while ensuring that our talent supports a culture of growth, innovation and performance without taking undue risk.

For 2025, our executive compensation approach was designed with the following goals:
•Sound Program Design. We designed our compensation programs to fit with our company, our strategy and our culture. In light of our business model, and the unpredictable and often extended periods over which we hold our businesses, traditional annual cash incentives tied to financial performance metrics and performance-based vesting provisions in equity incentive awards with fixed, one to three-year performance periods would generally not provide the incentives needed to achieve our business objectives and maximize returns to our shareholders. We aim to deliver a sound compensation program, reflecting our business model and goal of achieving superior financial performance and maximizing the value of our businesses.
•Pay for Performance. Our compensation programs are designed to incentivize management to maximize shareholder returns by aligning the financial interests of employees with the value of the Company’s equity that inure to the benefit of investors. We believe alignment with shareholders is the optimal means of paying our executives for performance given the unique structure of the Company. Our executives’ compensation actually earned upon vesting of equity awards increases as total shareholder returns increase.
•Competitiveness. Total compensation is intended to be competitive in order to attract, motivate and retain highly qualified and effective executives who can build shareholder value over the long-term.
•Incentive Pay Balance. Incentive compensation opportunities should reward the appropriate balance of short- and long-term financial and strategic business results. Short-term incentives should not come at the detriment of potential long-term returns. The Company pays short-term incentives based on a robust review of our executives annual performance by our Board of Directors. The Company’s compensation program is heavily weighted toward equity compensation with vesting periods designed to incentive management to maximize long-term returns to shareholders.
•Shareholder Alignment and Risk Assumption. We place a strong emphasis on delivering long-term results for our shareholders and discourage excessive risk-taking by our executive officers.

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

Things We Do		Things We Don't Do

✓	Retain an independent compensation consultant that reports solely to our compensation committee and does not provide our compensation committee services other than executive compensation consulting	X	No hedging and pledging transactions by our employees, executives or directors as applicable involving our securities without approval by the board

✓	Maintain robust stock ownership requirements	X	No tax gross ups or reimbursement of taxes

✓	Maintain a clawback policy for incentive-based compensation, in compliance with NYSE listing standards	X	No supermajority voting provisions in our Certificate of Incorporation

✓	Require that any dividends or dividend equivalents on equity awards are subject to the same underlying vesting requirements applicable to the awards – that is, no payment of dividends or dividend equivalents are made unless and until the award vests	X	No modified single-trigger severance arrangements for our executives – which provide severance upon a voluntary termination of employment following a change in control

✓	Undertake an annual review of compensation risk

✓	Limit perquisites

✓	Have transparent executive compensation disclosures in our annual proxy statements

✓	A policy that annual grants of restricted stock will utilize a vesting schedule of not less than three years

2025 Shareholder Engagement and Changes to Our Executive Compensation Program

At our 2025 annual meeting of shareholders held in December 2025, we held a non-binding advisory vote, also called the Say-on-Pay Vote, on the compensation of our named executive officers as disclosed in the 2025 proxy statement. In connection with our 2025 Annual Meeting, Carronade Capital launched a campaign to elect four director nominees. At our 2025 Annual Meeting, two Carronade Capital nominees were elected. Our shareholders rejected our Say-on-Pay Proposal, with 51.6% of the votes cast against the proposal.

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

During 2025, in connection with our regular engagement program, as well as the proxy contest, we engaged with numerous shareholders, including 8 of the top 10 third-party holders representing nearly 60% of shares outstanding held by outsiders at year-end, on various actions we took in 2025.

Based in part on shareholder engagement, the Cannae Board:
(a)terminated the Master Services Agreement with Trasimene, Cannae’s external manager;
(b)reduced total 2025 compensation of our named executive officers, including Mr. Foley, by $21.9 million, or 42.3%, in 2025 from 2024;
(c)reduced corporate other operating expenses (excluding Restaurant Group) by $6.8 million, or 10.2%, in 2025 compared to 2024, excluding one-time cost related to shareholder activism in 2025;
(d)aligned Cannae’s compensation structure with other public companies; and
(e)in 2025, Cannae repurchased 17 million shares of Cannae stock, at a total cost of $317.8 million.

Our Board values the input of our shareholders and considers our shareholders’ feedback as a regular part of board discussions. Cannae has engaged, and plans to continue to engage, with our shareholders to better understand our shareholders' perspectives related to our executive compensation program. In light of the December 2025 Say-on-Pay Vote results, we plan to further engage with our shareholders in advance of our 2026 annual meeting, which we expect to hold at the end of 2026.

Changes to our 2025 and 2026 Compensation Program

In 2025, Cannae aligned its compensation structure with other public companies and adopted a traditional salary, short-term cash bonus and long-term equity model. We expect total compensation for our continuing executive officers to decrease in 2026 compared to 2025, as well as we will see the run-off of multiple one-time expenses associated with Mr. Foley’s transition to non-executive Vice-Chairman, the termination process of the Management Services Agreement, and termination of our Investment Success Incentive Program ("ISIP"), as detailed below.

Total 2025 compensation of our named executive officers, including Mr. Foley during the period of 2025 when he served as Cannae's Chief Executive Officer and the subsequent period where he serves as Vice Chairman of the Board, decreased by $21.9 million, or 42%, in 2025 from 2024. This decrease was driven by (i) the change in mix of Mr. Foley's compensation related to the transition from our external management structure in 2024 and contractual payments made upon his transition from CEO to non-executive Vice Chairman of the Board in 2025, (ii) a decrease in the value of annual long-term equity incentive awards granted to Messrs. Caswell, Coy and Sadowski in 2025, and (iii) the termination of our ISIP in 2024 resulting in no payments to Messrs. Foley and Gravelle in 2025.

Total 2025 compensation of our executive officers, excluding Mr. Foley, decreased by $3.9 million, or 31%, in 2025 from 2024, attributable to (i) a decrease in the value of the long-term equity incentive awards made to Messrs. Caswell, Coy and Sadowski, (ii) no Watkins profits interest units granted to Mr. Caswell in 2025, and (iii) no ISIP bonus paid to Mr. Gravelle in 2025.

We expect total compensation for our continuing executive officers to decrease in 2026 compared to 2025 primarily due to lower long-term granted equity awards. In the first quarter of 2026, we granted 191,530 restricted stock awards and units with a grant-date value of $2.3 million to our continuing named executive officers (other than Mr. Foley) in 2026, which represents a $3.0 million, or 56%, reduction from the grant of 270,491 restricted stock awards and units with a grant date value of $5.3 million awarded in 2025.

Other Changes to our Compensation Program

We have made the following changes to our executive compensation program, in part, in response to our 2024 and 2025 shareholder engagement program as well as our previous engagement efforts.

Termination of External Manager. We are no longer externally managed. On May 12, 2025, the Management Services Agreement was terminated in its entirety as further described below.

Separation Payments to Mr. Foley. As described further below, in connection with the transition of Mr. Foley to Vice Chair and as required in the Foley Employment Agreement, Mr. Foley received a one-time lump-sum payment of $3,000,000, representing an amount equal to 300% of Mr. Foley’s annual base salary, a lump-sum payment of $14,196,000, representing an amount equal to 300% of the highest annual bonus paid to Mr. Foley in the preceding three years, and all of Mr. Foley’s outstanding but unvested equity awards were accelerated. As part of this transition, Mr. Foley (a) gave up his right to terminate his employment at Cannae in the event that a director is elected to the Cannae Board without his consent, (b) agreed to focus on Cannae’s sports and entertainment and spirits businesses, including Black Knight Football Club and Minden Mill, (c) entered into a new Directors Services Agreement for a two plus year term through Cannae’s 2027 annual shareholders meeting, and (d) agreed to not sell any of his shares in Cannae until at least January 2026. Mr. Foley also has not sold any of his shares in Cannae though the filing date of this Form 10-K/A.

Termination of ISIP. Beginning in September 2019, we limited our previous ISIP to only Dayforce. In 2024, we sold our remaining holdings of Dayforce, made our final payments under the ISIP, and terminated the ISIP program.

Discretionary Bonus Program. We replaced the ISIP with a discretionary bonus program. In light of our business model, and the unpredictable and often extended periods over which we hold our businesses, our Compensation Committee believes that traditional annual cash incentives tied to financial performance metrics would not provide the incentives needed to achieve our business objectives and maximize returns to our shareholders. We utilize short-term bonuses to ensure we provide competitive total compensation to our executives that is in line with our competitors. Short-term bonuses are generally a small percentage of our named executive officers' total compensation. As discussed above under "Business and Financial Highlights," we have made significant progress towards actions to increase shareholder value and our capital deployment program, as well as operational cost savings, all of which we considered in determining the annual bonus.

The Compensation Committee believes that the Company's executive compensation programs have appropriately aligned with our results, appropriately aligning pay and performance and enabling the Company to attract and retain talented executives within our industry.

OVERVIEW OF OUR COMPENSATION PROGRAMS
Principal Components of Compensation

We link a significant portion of our named executive officer’s total compensation to the performance of the Company and our common stock. The following chart illustrates the principal elements of the named executive officer compensation program paid by Cannae in 2025:

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

Allocation of Total Compensation for 2025

The following table shows the average allocation of 2025 total compensation reported in the Summary Compensation Table paid by Cannae among the components of our compensation programs for Caswell, Sadowski, Coy, Gravelle and Foley:

Name	Salary	Equity Award	Bonus	Other Compensation	Total Compensation from Cannae	Performance- Based Compensation	Equity and Performance-Based Compensation
Ryan R. Caswell	15%	72%	12%	1%	100%	—%	72%
Peter T. Sadowski	9%	55%	32%	4%	100%	—%	55%
Bryan D. Coy	73%	16%	8%	3%	100%	—%	16%
Michael L. Gravelle	38%	39%	23%	—%	100%	—%	39%
William P. Foley II	1%	15%	—%	84%	100%	—%	15%

Our compensation committee believes a significant portion of an executive officer’s compensation should be allocated to compensation that effectively aligns the interests of our executives with the long-term interests of our shareholders. Accordingly, the committee has allocated a majority of the compensation of our named executive officers to long term restricted stock awards tied to the value of the common stock of the Company.

Role of Our Manager in 2025

As discussed above, in 2025, only Mr. Foley was a member and equity holder of the Manager and had an interest in the fees paid to the Manager and received cash distributions from our Manager periodically. None of our other named executive officers were members of the Manager in 2025 and none received distributions from our Manager.

Our Manager is not obligated to pay or allocate any portion of the Management Fee or Termination Fee to Mr. Foley for his services to Cannae or otherwise. The amount of distributions by the Manager to Mr. Foley is derived by the Manager and is not within our control. See "External Management Transition" above for further details about the termination of the Management Services Agreement and related termination fees.

Compensation Information from Our Manager; Fixed and Variable Compensation. Our Manager has provided us with certain information to help to put into context the amounts paid or distributed to Mr. Foley in 2025 by our Manager in relation to the Management Fee and the Termination Fee.

Our Manager estimates the total amount paid or distributed by our Manager to Mr. Foley that was reasonably associated with his support of Cannae was $10.4 million in the year ended December 31, 2025. Such amounts represented 38.5% of the aggregate of the Management Fees and Termination Fee earned by our Manager in 2025 and a 68% decrease from the amount paid to executive officers in 2024. Of the total compensation paid to Mr. Foley by our Manager in 2025 that was reasonably associated with his support of Cannae, 100% was considered variable pay from the Manager associated with performance of Mr. Foley.

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

For 2025, our named executive officers received the following amounts in base salaries: Mr. Caswell $1,000,000, Mr. Coy $700,000, Mr. Sadowski $30,000, Mr. Gravelle $248,000, and Mr. Foley $384,615 (for the portion of 2025 during which he served). We have not increased the base salaries of our named executive officers beyond the minimums provided for in their respective employment agreements, as applicable.

Long-Term Equity Incentives

In 2025, we granted time-based restricted stock under our omnibus incentive plan to our named executive officers that vest over a three-year period. We do not attempt to time the granting of awards to any internal or external events. Our general practice is for our compensation committee to grant equity awards to directors and employees during the first quarter of each year. We also may grant awards in connection with significant new hires, promotions or changes in duties. Moreover, the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Our compensation committee’s determinations are not formulaic; rather, in the context of competitive market compensation data and our stated pay philosophy, our compensation committee determines the share amounts on a subjective basis in its discretion after considering the advice of our compensation consultant and award amounts may differ among individual executive officers in any given year.

On February 26, 2025, Messrs. Caswell and Foley each received a grant of a time-based equity incentive of award in the form of 150,000 restricted stock units, and Messrs. Sadowski, Coy and Gravelle received time-based restricted stock awards of 8,965, 7,684, and 12,807 shares of common stock, respectively. On August 13, 2025, following his promotion to CEO, Mr. Caswell received a grant of a time-based equity incentive of award in the form of 100,000 restricted stock units. Each such award vests ratably with 1/3 of the award vesting annually.

Generally, the restricted stock awards granted in 2025 vest over three years so long as the executive remains employed by the Company. We believe time-based restricted stock provides strong alignment between our executives and shareholders as it aligns the value of our named executive officers’ compensation with shareholder return and provides strong incentive to retain key executives. In light of our business model, and the unpredictable and often extended periods over which we hold our businesses, traditional annual cash incentives tied to financial performance metrics and performance-based vesting provisions in equity incentive awards with fixed, one to three-year performance periods would not provide the incentives needed to achieve our business objectives and maximize returns to our shareholders. Our long-term equity incentives are designed to incentivize management to maximize shareholder returns by aligning the financial interests of employees with the value of the Company’s equity that inure to the benefit of investors. We believe alignment with shareholders is the optimal means of paying our executives for performance given the unique structure of the Company. Our executives’ compensation actually earned upon vesting of equity awards increases as total shareholder returns increase, and vice versa.

Bonus Program

Following the termination of the Company's previous ISIP in 2024, we began awarding annual cash bonuses to our named executive officers based upon the Compensation Committee’s assessment of their performance and the performance of the Company. In light of our business model, and the unpredictable and often extended periods over which we hold our businesses, traditional annual cash incentives tied to financial performance metrics would not provide the incentives needed to achieve our business objectives and maximize returns to our shareholders. We utilize short-term bonuses to ensure we provide competitive total compensation to our executives that is in line with our competitors. Short-term bonuses are generally a small percentage of our named executive officers' total compensation.

As discussed above under "Business and Financial Highlights," we have made significant progress towards actions to increase shareholder value and our capital deployment program, as well as operational cost savings, all of which we considered in determining the annual bonus.

Benefit Plans

401(k) Plan. We sponsor a defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. The plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to statutory limits, which were generally $23,500 in 2025.

Other. Cannae provides compensation and broad-based retirement and health and welfare benefit plans in which our named executive officers and other executives and employees were entitled to participate in 2025. We did not provide pensions, deferred compensation plans, supplemental executive retirement plans or other employee benefits to our named executive officers in 2025.

Compensation as Company Designees to Portfolio Companies

From time to time our executive officers receive compensation from our portfolio companies in their roles as the Company's designees to the board of directors or other governing body of the portfolio company. In December 2024, Messrs. Foley and Caswell received a one-time award of 249,050 and 101,280 profits interest units, respectively, of Watkins for their roles as Cannae designees to its' Board of Managers, which had a grant date fair value of $1,329,927 and $540,835, respectively. The profits interest awards were not subject to any vesting conditions. The grant date fair value of $5.34 per unit was calculated in accordance with ASC 718. The amount of the profits interest award was determined by the Watkins' Board of Managers and only have economic value if the value of Watkins increases after the date of grant. See the narrative following the "Summary Compensation Table" below.

Employment Agreements and Post-Termination Compensation and Benefits

We have entered into employment agreements with certain of our executive officers. These agreements provide us and the executives with certain rights and obligations during and following a termination of employment, and in some instances, following a change in control.

We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. For a discussion of the material terms of the agreements, see the narrative following "Grants of Plan-Based Awards," "Potential Payments Upon Termination or Change in Control" and "Employment Agreements" below.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our omnibus incentive plan and approving individual grants and awards under those plans for our executive officers.

Our compensation committee engages Mercer, an independent compensation consultant, to conduct a review of our compensation programs for our named executive officers and other key executives and our board. Mercer is selected, and its fees and terms of engagement are approved, by our compensation committee. Mercer reports directly to the compensation committee, receives compensation only for services related to executive compensation issues and neither it nor any affiliated company provides any other services to us. The compensation committee reviewed the independence of Mercer in accordance with the rules of the NYSE regarding the independence of consultants to the compensation committee and affirmed Mercer’s independence and that no conflicts of interest existed. Mercer also assists our compensation committee in its annual review of a compensation risk assessment.

The Chairman of our compensation committee and our Chief Executive Officer participated in the 2025 executive compensation process by making recommendations with respect to our named executive officers’ base salaries, and equity-based incentive compensation awards. In addition, Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and Mercer in preparing the committee’s meeting agendas and, at the direction of the committee, assisted Mercer in gathering our financial information and information on our executives’ existing compensation arrangements for inclusion in Mercer’s reports to our compensation committee. Our executive officers, including our Chief Executive Officer, do not make recommendations to our compensation committee with respect to their own compensation.

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

Our compensation committee considered a number of important qualitative and quantitative factors in setting executive compensation including:
•The named executive officer’s experience, knowledge, skills, level of responsibility and potential to influence company performance;
•The business environment and our business objectives and strategy;
•The named executive officer’s ability to impact the Company’s achievement of the goals for which the compensation program was designed, including achieving the Company’s long- term financial goals and increasing shareholder value;
•Marketplace compensation levels and practices; and
•Other corporate governance and regulatory factors related to executive compensation, including discouraging our named executive officers from taking unnecessary risks.

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
For 2025, Mercer assessed companies of similar size and industry focus to Cannae. The peer group consisting of similarly structured companies was based on a total asset range of 0.6 to 4.3 times the total assets for Cannae (which at the time was estimated to be approximately $1.3 billion).

Data disclosed by those peer companies is helpful to the compensation committee when reviewing our executive compensation. The 2025 Cannae peer groups consisted of:

Artisan Partners Asset Management	Trinity Capital	Capital Southwest
Compass Diversified	Federated Hermes	GCM Grosvenor
Hamilton Lane	Hercules Capital	Main Street Capital
StepStone Group

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Our Named Executive Officers Have Significant Ownership Stakes

Our named executive officers and our Board maintain significant long-term investments in our company. Collectively, as reported in the table "Security Ownership of Management and Directors," they beneficially own an aggregate of 6,623,187 shares of our common stock, which in total is equal to 15.0% of our outstanding shares as of April 24, 2026 entitled to vote. The fact that our executives and directors hold such a large investment in our shares is part of our company culture and our director compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

We maintain formal stock ownership guidelines for all corporate officers, including our named executive officers and members of our Board. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and, thereby, align a significant portion of their own economic interests with those of our shareholders.

The guidelines call for the executive or director to reach the ownership multiple within five years. Shares of restricted stock count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregated Value
Chairman	7 x annual cash retainer
CEO	3 x base salary
Officers	2 x base salary
Members of the Board	5 x annual cash retainer

As of December 31, 2025, each of our named executive officers and our non-employee directors (except for Messrs. Linehan, Royan, and Tyler and Mses. Aboelnaga and Schaible) meets or significantly exceeds these stock ownership guidelines. Pursuant to our stock ownership guidelines, these directors and officers have five years from their appointment to meet the ownership level listed above. Messrs. Royan and Tyler were appointed as directors in June 2025 and Mses. Aboelnaga and Schaible were appointed as directors in December 2025 and we would expect them to exceed the ownership thresholds in 2030. Mr. Linehan was appointed as director in September 2019. The Company did not grant equity awards to its directors by 2023 due to blackout restrictions in place at the time we would typically make such awards during the fourth quarter and expects Mr. Linehan's ownership to exceed the thresholds in 2026. Our Vice Chairman, Mr. Foley, holds shares equal to 11.3% of our common stock as of April 24, 2026.

The ownership of our directors and officers are shown in the "Security Ownership of Management and Directors" table in Item 12.

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

Clawback Policy

Our compensation committee maintains a clawback policy that complies with the NYSE listing rules regarding recoupment of incentive compensation which became effective in 2023. The policy requires that we recover incentive-based compensation when (i) a material noncompliance with financial reporting requirements includes any required accounting restatement to correct an error in previously issued financial statements (excluding restatements resulting from a change in accounting rules) and (ii) incentive-based compensation includes any compensation granted, earned or vested which is based solely or in part upon the attainment of a financial reporting measure, stock price or total shareholder return. No clawbacks were made in 2025.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

THE COMPENSATION COMMITTEE
Hugh R. Harris (Chairman)
C. Malcolm Holland
William T. Royan

EXECUTIVE COMPENSATION

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers for the three years ended December 31, 2025, as well as Mr. Foley, who served as our Chief Executive Officer from February 2024 until May 2025 (together, our named executive officers).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]	All Other Compensation ($)[3]	Total ($)
Ryan R. Caswell, Chief Executive Officer (Since May 2025)	2025	$1,000,000	$750,000	$4,753,000	$—	$66,595	$6,569,595
	2024	884,615	750,000	6,240,002	—	554,635	8,429,252
	2023	224,588	—	2,999,992	—	8,984	3,233,564
Bryan D. Coy, Chief Financial Officer	2025	700,000	75,000	149,992	—	26,108	951,100
	2024	700,000	75,000	1,050,019	—	13,800	1,838,819
	2023	628,846	—	1,050,003	—	13,200	1,692,049
Peter T. Sadowski, Executive Vice President and Chief Legal Officer	2025	30,000	100,000	174,997	—	11,367	316,364
	2024	30,000	—	750,017	—	1,108	781,125
	2023	30,000	—	602,400	—	1,200	633,600

Michael L. Gravelle, Executive Vice President, General Counsel and Corporate Secretary	2025	248,000	148,000	249,993	—	1,807	647,800
	2024	225,231	148,000	250,005	663,779	960	1,287,975
	2023	100,000	—	—	389,833	—	489,833
William P. Foley II, Former Chief Executive Officer (from February 2024 until May 2025)	2025	384,615	—	3,178,004	—	17,814,910	21,377,529
	2024	826,923	4,732,200	21,600,000	10,546,705	1,678,861	39,384,689
1.Represents the grant date fair value of time-based restricted stock awards and units granted to named executive officers, computed in accordance with ASC Topic 718, excluding forfeiture assumptions. See "Grants of Plan-Based Awards" below.
2.Reflects payouts pursuant to the Company's ISIP.
3.All Other Compensation for Mr. Caswell, Mr. Coy, and Mr. Sadowski represents matching contributions under our 401(k) plan and payment of accrued dividends upon vesting of restricted stock awards. All other compensation for Mr. Gravelle represents payment of accrued dividends upon vesting of restricted stock awards. All other compensation for Mr. Foley includes payments made upon his transition from CEO to non-executive Vice Chairman in accordance with Mr. Foley's prior employment agreement ($17.2 million), aircraft usage cost ($0.2 million), payment of accrued dividends upon vesting of restricted stock awards ($0.3 million) and director fees earned subsequent to his transition from CEO to Vice Chairman ($0.1 million). See discussion under "Employment Agreements" below for further discussion of transition payments to Mr. Foley. For Messrs. Foley and Caswell, the amounts listed for 2024 were updated to include the grant date fair value of 249,050 and 101,280 profits interests units, respectively granted by Watkins, computed in accordance with ASC Topic 718. No awards from Watkins existed in 2025, so 2025 amounts may not be comparable. As of December 31, 2025, we owned an approximate 49% interest in Watkins and account for it under the equity method.

Grants of Plan-Based Awards

Cannae Restricted Stock

The following tables set forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2025. One-third (1/3) of the awards granted to Messrs. Caswell, Coy, Sadowski, Gravelle and Foley vest on each of the first three anniversaries of the date of grant.

Grants of Plan-Based Equity Awards
Name	Grant Date	Number of Shares of Stock (#)	Grant Date Fair Value ($)
Ryan R. Caswell	2/26/2025	150,000	2,928,000
	8/13/2025	100,000	1,825,000
Bryan D. Coy	2/26/2025	7,684	149,992
Peter T. Sadowski	2/26/2025	8,965	174,997
Michael L. Gravelle	2/26/2025	12,807	249,993
William P. Foley	2/26/2025	150,000	2,928,000
	11/12/2025	15,635	250,004

The Company did not award any performance-based equity awards or stock options to its named executive officers in the fiscal year ended December 31, 2025. Moreover, the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards at Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers as of December 31, 2025.

Outstanding Restricted Stock Awards at Fiscal Year-End
Name	Grant Date	Number of Shares That Have Not Vested (#)[1]	Market Value of Shares That Have Not Vested ($)[2]
Ryan R. Caswell	8/13/2025	100,000	1,573,000
	2/26/2025	150,000	2,359,500
	2/28/2024	192,593	3,029,488
	3/15/2023	49,801	783,370
Bryan D. Coy	2/26/2025	7,684	120,869
	2/28/2024	32,408	509,778
	3/15/2023	17,431	274,190
Peter T. Sadowski	2/26/2025	8,965	141,019
	2/28/2024	23,149	364,134
	3/15/2023	10,000	157,300
Michael L. Gravelle	2/26/2025	12,807	201,454
	3/19/2024	7,528	118,415
William P. Foley	11/12/2025	15,635	245,939
1.One-third (1/3) of the award vests on each of the first three anniversaries of the date of grant.
2.Market value is based on the December 31, 2025, closing price for our common stock of $15.73 per share.

Stock Vested

The following table sets forth information concerning each vesting of restricted stock during the fiscal year ended December 31, 2025, for each of the named executive officers on an aggregated basis.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ryan R. Caswell	146,097	2,743,022
Bryan D. Coy	33,634	609,360
Peter T. Sadowski	31,574	586,643
Michael L. Gravelle	3,764	63,913
William P. Foley	750,000	13,350,000

Employment Agreements

We have entered into employment agreements with certain of our named executive officers. These agreements provide us and the executives with certain rights and obligations during and following a termination of employment, and in some instances, following a change in control.

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

William P. Foley

In connection with Mr. Foley’s appointment as Cannae’s Chief Executive Officer, Chief Investment Officer and Chairman of the Board, we entered into a three-year Employment Agreement with Mr. Foley effective as of February 26, 2024 and as amended on March 17, 2025 (the "Foley Employment Agreement"), with a provision for automatic annual extensions each year following the effective date and continuing thereafter unless the Company provides timely notice that the term should not be extended. Pursuant to the Foley Employment Agreement, his minimum annual base salary was $1,000,000 and he received the 2024 Award. The Foley Employment Agreement also provided for a minimum annual grant of 150,000 restricted stock units on or prior to March 31, 2025, and March 31, 2026, each vesting in three equal annual installments beginning one year from their respective grant dates. The restricted stock units granted to Mr. Foley contained pass-through voting rights and rights to accrued dividends (if any are declared by the Company during the vesting period) payable upon vesting of the restricted stock units. Mr. Foley was also eligible to receive an annual cash bonus at the discretion of the Compensation Committee of the Board.

On March 17, 2025, we entered into an amended and restated employment agreement with Mr. Foley primarily to provide that if Mr. Foley terminates his employment for Good Reason (as defined in the agreement and summarized below), the Company has agreed that it will purchase half of Mr. Foley’s shares of common stock of the Company for a price equal to the greater of (i) $19.50 per share or (ii) 20% greater than the closing price of the Company’s common stock on the date of such termination of employment.

In connection with Mr. Foley’s transition to Vice Chairman of our Board in May 2025, the Foley Employment Agreement was replaced with a non-executive Director Services Agreement (the "Director Services Agreement"), which provides that Mr. Foley will serve as non-executive Vice Chairman of the Board for a term to continue at least until the Company’s 2027 Annual Meeting. Mr. Foley will receive (1) an annual board retainer of at least $200,000, (ii) an annual equity award with a grant date fair value of at least $250,000, and (iii) a continuation of Mr. Foley’s right under the Foley Employment Agreement to receive in 2026 an equity award in the amount of 150,000 shares of time vested restricted common stock units, vesting in three equal annual installments, and (iv) certain other benefits as provided in the Director Services Agreement. In connection with the transition and as required in the Foley Employment Agreement, Mr. Foley received a lump-sum payment of $3,000,000, representing an amount equal to 300% of Mr. Foley’s annual base salary, a lump-sum payment of $14,196,000, representing an amount equal to 300% of the highest annual bonus paid to Mr. Foley in the preceding three years, and all of Mr. Foley’s outstanding but unvested equity awards were accelerated. The Director Services Agreement also provides that beginning in January 2026, Mr. Foley may sell half of his shares of common stock of the Company back to Cannae for a price equal to the greater of (i) $19.50 per share or (ii) 20% greater than the closing price of the Company’s common stock thirty days prior to the closing date of such sale.

The Foley Employment Agreement and Director Services Agreement were reviewed and approved by the Company’s Compensation Committee and Related Person Transaction Committee.

Each of the above described employment agreements and the Foley Director Services Agreement contain provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the "Potential Payments Upon Termination or Change in Control" section.

Potential Payments upon Termination or Change in Control

In this section, we discuss the nature and estimated value of payments we would provide to our named executive officers in the event of termination of employment or a change in control if one had occurred during 2025. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable, their employment agreements if termination had occurred on December 31, 2025.

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

Potential Payments under Employment Agreements and the Foley Director Services Agreement

As discussed above, we have entered into employment agreements with Messrs. Caswell Sadowski and Gravelle and into the Foley Director Services Agreement. The agreements contain provisions for the payment of severance benefits following certain termination events.

Below is a summary of the payments and benefits that the named executive officers would receive in connection with various employment or service termination scenarios if their terminations had occurred on December 31, 2025 based on their employment agreements in effect at that time. None of our named executive officers would receive payments upon a change of control without a related termination of employment.

Termination Payment	Without Cause or by the Executive for Good Reason	Death or Disability[1]	For Cause or by the Executive Without Good Reason
Employment Agreements
Accrued obligations (earned unpaid base salary, annual bonus payments relating to the prior year, and any unpaid expense reimbursements)	✓	✓	✓

Prorated Annual Bonus based on the actual incentive the named executive officer would have earned for the year of termination[2]	✓	✓	X

Lump-sum Payment equal to a percentage of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs[3]	✓	X	X

Right to convert any life insurance provided by us into an individual policy, plus a lump-sum cash payment equal to 36 months of premiums	✓	X	X

COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump-sum cash payment equal to the sum of monthly COBRA premium payments	✓	X	X

Vesting of all stock option, restricted stock and other equity-based incentive awards	✓	X	X
Foley Director Services Agreement
Accrued obligations (earned unpaid base retainer and any unpaid expense reimbursements)	✓	✓	✓

Vesting of all stock option, restricted stock and other equity-based incentive awards	✓	X	X
1.An executive will be deemed to have a "disability" if he is entitled to receive long-term disability benefits under our long-term disability plan.
2.The prorated annual bonus is based on the following:
•In the event of a termination without Cause or by the executive for Good Reason, the actual incentive the named executive officer would have earned for the year of termination and the fraction of the year the executive was employed by us.
•In the event of a termination for death or disability, (a) the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed.
3.The percentage for the lump sum payment for each executive is as follows: Mr. Caswell 200%, Mr. Sadowski 100% and Mr. Gravelle 100%. The bonus used for the lump-sum payment is the higher of (1) the target bonus opportunity for the year of termination or (2) the highest annual bonus paid to the executive within the preceding three years.

Definition: Cause. The definition of "Cause" in the Foley Director Services Agreement means conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty, material breach of his director services agreement, or failure to materially cooperate with or impeding an investigation authorized by the Board. The definition of "Cause" in each of Messrs. Caswell, Gravelle and Sadowski’s employment agreement means persistent failure to perform duties consistent with a commercially reasonable standard of care, willful neglect of duties, conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty, material breach of their employment agreement, or failure to materially cooperate with or impeding an investigation authorized by the Board.

Definition: Good Reason. In general, the definition of "Good Reason" in each of Messrs. Foley, Caswell, Gravelle and Sadowski’s agreements means material diminution in the executive’s title; a material diminution of the executive or director’s contractual compensation; a material breach of any of our obligations under the employment agreement; or within six months immediately following a change of control: (i) a material adverse change in the executive’s status, authority or responsibility, (ii) material adverse change in the position to whom the executive or direct reports or to the executive or director’s service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom the executive or director reports, (iii) a material diminution in the budget over which the executive has managing authority; (iv) a relocation of the executive or director’s place of employment outside of Las Vegas, Nevada or (v) a material breach by the Company of its obligations under the agreements.

Definition: Change of Control. The definition of "Change of Control" in each of Messrs. Foley, Caswell, Gravelle and Sadowski’s agreements includes (i) an acquisition by an individual, entity or group of more than 50% of our voting power; (ii) a merger in which we are not the surviving entity, unless our shareholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger; (iii) a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger; (iv) during any period of two consecutive years during the employment term, a change in the majority of our board, unless the changes are approved by 2/3 of the directors then in office; (v) a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (a) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (b) 50% of the voting stock of which is owned by us after the sale, transfer or disposition; or (vi) our shareholders approve a plan or proposal for the liquidation or dissolution of our Company.

The agreements also contain provisions relating to the excess parachute payment excise tax under Sections 280G and 4999 of the Internal Revenue Code. The agreements provide that if any payments or benefits to be paid to the named executive officer would be subject to the excise tax on excess parachute payments, then the executive may elect for such payments to be reduced to one dollar less than the amount that would constitute a "parachute payment" under Section 280G of the Internal Revenue Code. If the executive does not elect to have such payments reduced, the executive is responsible for payment of any excise tax resulting from such payments. None of the agreements provide for a gross-up payment for the excise tax.

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

For purposes of our omnibus incentive plan, the term "change in control" is defined as the occurrence of any of the following events:
•An acquisition by an individual, entity or group of 50% or more of our voting power (except for acquisitions by us or any of our employee benefit plans),
•During any period of two consecutive years, a change in the majority of our board, unless the change is approved by 2/3 of the directors then in office,
•A reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats, or
•Our shareholders approve a plan or proposal for our liquidation or dissolution.

Estimated Cash Payments upon Termination of Employment

The table below includes the cash severance amounts that would have been payable to our named executive officers with employment agreements in the event of a termination of employment by us not for cause, a termination by the executive for good reason or a termination due to death or disability. None of our executives would have received a cash termination payment if their employment had been terminated on December 31, 2025 for cause or without good reason by the executive. Our estimate of the cash severance amounts that would be provided to each executive assumes that their employment terminated on December 31, 2025. The severance amounts do not include a prorated 2025 annual incentive bonus since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the annual incentive whether or not the termination occurred.

Reason for Payment	Caswell	Sadowski	Gravelle	Foley
Termination by Company without Cause	$3,563,671	$130,000	$396,000	$50,000
Termination by Executive for Good Reason	3,563,671	130,000	396,000	50,000
Termination due to Death or Disability	3,500,000	130,000	396,000	50,000

Estimated Equity Payments upon Termination of Employment or Change in Control
The table below includes the estimated values of the Cannae restricted stock awards and units held by our named executive officers that would vest in the event of a termination of employment by us not for cause, a termination by the executive for good reason, a termination due to the death or disability of the executive, or a change in control, in each case assuming such event occurred on December 31, 2025. The amounts below were determined based upon the number of unvested shares of restricted stock held by each executive as of December 31, 2025 (as set forth in the Outstanding Equity Awards at Fiscal Year

End table above), multiplied by $15.73 per share, which was the closing price of our common stock on December 31, 2025, the last trading day of the year. None of our named executive officers held any unvested stock options as of December 31, 2025.

Reason for Payment	Caswell	Coy	Sadowski	Gravelle	Foley
Termination without Cause or by Executive for Good Reason	$7,987,251	$—	$685,195	$330,851	$248,284
Death or Disability	7,987,251	485,390	685,195	330,851	248,284
Change in Control	7,987,251	935,899	685,195	330,851	248,284

Compensation Committee Interlocks and Insider Participation

Our compensation committee is currently composed of Hugh R. Harris (Chair), C. Malcolm Holland and William T. Royan. During fiscal year 2025, no member of the compensation committee was an officer or employee of Cannae or any of its subsidiaries. In addition, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board.

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

On an ongoing basis, we review the mix of our named executive officers’ cash and variable incentive compensation to ensure our compensation practices align with delivering value to our shareholders. We consider the unique structure of the Company and alter the mix of compensation provided to our officers in order to meet the changing needs of our executives, provide flexibility to the Company or in other unforeseen circumstances including changing conditions in the market or at the Company.

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

With respect to the Company’s short-term incentive program, our Compensation Committee considers the annual performance of our executives and market compensation of the Company’s peers. For our named-executive officers, cash bonuses are generally set at levels much lower than long-term equity incentive awards.

With respect to our executives’ equity compensation, we believe that our use of time-based restricted stock with three-year vesting periods provide valuable incentives to help retain key executives and align the incentives of our executives with the returns of our shareholders. We believe long-term equity awards are the ideal mechanism to reward our executives for performance given the unique structure of our business because as our long term total shareholder return increases, our executives' compensation actually earned upon vesting increases.

PEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K of the Exchange Act, we are providing the following information about the relationship of the 2025 annual total compensation of our principal executive officer and the median of the annual total compensation of our other employees, which we refer to as the PEO pay ratio. Our PEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Caswell was the Company’s PEO as of December 31, 2025 and, in accordance with Instruction 10 of Item 402(u) of Regulation S-K, his annualized compensation has been used in determining the PEO pay ratio for the Company.

As of December 31, 2023, our employee population consisted of approximately 8,000 individuals working for Cannae. The vast majority of these employees are part-time restaurant employees. The median employee is a part-time employee in our Restaurant Group and was selected as described below. The Company’s median employee compensation as calculated in the manner described below was $43,423. The Company paid our principal executive officer, Mr. Caswell, $6,569,595 in compensation in fiscal year 2025. As a result, the ratio for 2025 was 151 to 1.

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

Annual Total Compensation of Median Employee. The median of the annual total compensation of all employees (other than our principal executive officer), calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, was $43,423.

Director Compensation

In 2025, all non-employee directors received an annual cash retainer of $100,000. Effective May 9, 2025, the annual cash retainers for the Vice Chairman and Chairman of the Board were increased to $200,000 and $300,000, respectively.

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

All annual retainers and committee fees paid to our directors for service on our Board or its committees are paid quarterly in arrears and our directors have the option to receive all or a portion of their fees in cash or Company stock.

In 2025, the Chairman, Vice Chairman, and all other non-employee directors received an award of 23,453, 15,635 and 7,818 time-based restricted shares, respectively, with a value of approximately $375,000, $250,000 and $125,000, respectively. All of these restricted stock awards were granted under our omnibus incentive plan and one-third of the award vests on each of the first three anniversaries of the date of grant, subject to continued service.

On March 14, 2025, the Compensation Committee and Related Person Transaction Committee approved a change to the terms of the restricted stock awards granted to each of our non-employee directors which provides that the outstanding and unvested restricted stock awards will become immediately vested if that director is not reelected by a vote of the Company’s shareholders.

We also reimburse each of our directors for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs they attend relating to their service on our Board.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year December 31, 2025, except for Mr. Foley whose compensation as a non-employee director is included in the Summary Compensation Table above because he served as Chief Executive Officer of the Company until May 12, 2025.

Name	Fees Paid in Cash ($)[1]	Fees Paid in Stock ($)[2]	All Other Compensation ($)[3]	Total ($)
Mona Aboelnaga[4]	$—	$—	$—	$—
Doug K. Ammerman	94,986	507,500	1,456	603,942
Hugh R. Harris	65,000	190,010	2,265	257,275
C. Malcolm Holland	115,000	125,010	2,265	242,275
Mark D. Linehan	125,000	125,010	2,265	252,275
Frank R. Martire	75,000	150,010	2,265	227,275
Erika Meinhardt[5]	67,500	192,510	6,131	266,141
Barry B. Moullet	150,000	125,010	2,265	277,275
William Royan[6]	44,876	125,010	—	169,886
Chérie L. Schaible[4]	—	—	—	—
James B. Stallings Jr	135,000	125,010	2,265	262,275
Woodrow Tyler[6]	20,776	145,786	—	166,562
Frank P. Willey[5]	125,000	125,010	6,131	256,141
1.Amounts include the cash portion of annual board and committee retainers paid for services as a director in 2025.
2.Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2025, computed in accordance with FASB ASC Topic 718. For all non-employee directors, these amounts include a grant date fair value of $15.99 with respect to awards of time-based restricted shares granted on November 12, 2025, which vest over a period of three years from the grant date. As of December 31, 2025, our directors held restricted shares of our stock as follows: Ms. Aboelnaga 4,616 shares; Mr. Ammerman 29,849 shares; Mr. Harris 11,898 shares; Mr. Holland 11,898 shares; Mr. Linehan 11,898 shares; Mr. Martire 11,898 shares; Ms. Meinhardt 11,898 shares; Mr. Moullet 11,898 shares; Mr. Royan 11,785 shares; Ms. Schaible 4,616 shares; Mr. Stallings 11,898 shares; Mr. Tyler 11,785 shares; and Mr. Willey 11,898 shares. In addition, the amounts include the value of the stock portion of annual board and committee retainers paid for services as a director in 2025.
3.Represents the cash paid to directors for dividends on their restricted stock which vested in 2025.
4.Commenced services in December 2025.
5.Departed in December 2025.
6.Commenced services in June 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the SEC, other publicly available information or information available to us. Percentage ownership in the following tables is based on 44,220,506 shares outstanding which includes our common stock outstanding plus outstanding restricted stock units which grant the holder pass-through voting rights over underlying shares, as applicable, as of April 24, 2026. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of our common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Shares Beneficially Owned[1]	Percent of Outstanding[2]
William P. Foley, II	4,992,348	11.3%
BlackRock, Inc. 55 East 52nd Street, Suite 960, New York, NY 10055	4,687,232	10.6%
The Vanguard Group, Inc.[3] 100 Vanguard Boulevard, Malvern, PA 19355	4,238,869	9.6%
Newtyn Management LLC 60 E 42nd St, New York, NY 10165	3,548,509	8.0%
Carronade Capital Management LP 17 Old Kings Highway South, Suite 140, Darien, CT 06820	3,262,648	7.4%
1.Based on most recent information that has been publicly filed with the SEC.
2.Applicable percentages based on shares of our common stock outstanding as of April 24, 2026, plus outstanding restricted stock units which grant the holder pass-through voting rights over underlying shares, as applicable.
3.Beneficial ownership information is based solely on information contained in a Schedule 13G/A filed with the SEC on January 30, 2026. The Vanguard Group, Inc. ("Vanguard Group") reported that it had shared dispositive power as to 4,238,869 of these shares, and shared voting power as to 380,106 of these shares. On March 26, 2026, Vanguard Group further amended its Schedule 13G/A to disclose an internal realignment that occurred on January 12, 2026. Due to the internal realignment, certain subsidiaries or business divisions of subsidiaries of Vanguard Group that had formerly had, or were deemed to have, beneficial ownership with Vanguard Group will report beneficial ownership separately (on a disaggregated basis) from Vanguard Group. As of March 26, 2026, Vanguard Group reported that it no longer has, or is deemed to have, beneficial ownership over securities beneficially owned by these subsidiaries and/or business divisions.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership as of April 24, 2026, of our common stock by:
•Each of our directors and nominees for director;
•Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the SEC; and
•All of our executive officers and directors as a group.

Name[1]	Shares Beneficially Owned	Percent of Outstanding
Douglas K. Ammerman	65,138	*
Mona Aboelnaga[2]	6,027	*
Ryan R. Caswell[3]	689,681	1.6%
Bryan D. Coy	83,987	*
William P. Foley, II4	4,992,348	11.3%
Michael L. Gravelle	182,912	*
Hugh R. Harris	67,887	*
C. Malcolm Holland[5]	44,733	*
Mark D. Linehan	28,818	*
Frank R. Martire	207,437	*
Barry B. Moullet	32,753	*
William Royan	11,785	*
Peter T. Sadowski[6]	155,268	*
Chérie L. Schaible	6,253	*
James B. Stallings, Jr	34,279	*
Woodrow Tyler	13,881	*
All directors and officers (16 persons)	6,623,187	15.0%
*    Represents less than 1% of our common stock.
1.The business address of such beneficial owner is c/o Cannae Holdings, Inc. 1701 Village Center Circle, Las Vegas, Nevada 89134.
2.Includes 900 shares owned by Ms. Aboelnaga through a defined benefit plan.
3.Includes 400,000 RSUs held in a "Rabbi Trust" that grants Mr. Caswell pass-through voting rights over the underlying common stock.
4.Includes 2,849,803 shares of common stock held by Foley Family Enterprises LLC. Mr. Foley and his spouse are the sole shareholders of Foley Family Enterprises LLC. Includes 748,299 shares of common stock held by Folco Development Corporation, of which 700,000 are pledged as collateral. Mr. Foley and his spouse are the sole shareholders of Folco Development Corporation. Includes 236,011 shares of common stock owned by the Foley Family Charitable Foundation. Includes 150,000 RSUs held in a "Rabbi Trust" that grants Mr. Foley pass-through voting rights over the underlying common stock.
5.Includes 22,738 shares owned by MAH Living Trust, and 8,058 shares owned by an IRA.
6.Includes 53,640 shares owned by Sadowski Living Trust and 157 shares owned by an IRA.

Changes to our 2025 and 2026 Compensation Program

In 2025, Cannae aligned its compensation structure with other public companies and adopted a traditional salary, short-term cash bonus and long-term equity model.

We expect total compensation for our continuing executive officers to decrease in 2026 compared to 2025, as well as we will see the run off of multiple one-time expenses associated with Mr. Foley’s transition to non-executive chairman, the termination process of the management agreement and termination of ISIP as detailed below.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

The Board determined that Mona Aboelnaga Kanaan, Douglas K. Ammerman, Hugh R. Harris, C. Malcolm Holland, Mark D. Linehan, Frank R. Martire, Barry B. Moullet, William T. Royan, Cherie L. Schaible, and James B. Stallings, Jr. and Woodrow Tyler are independent under the criteria established by the NYSE and our Corporate Governance Guidelines. The Board also considered the additional NYSE independence considerations for compensation committee members and determined that current members Mr. Harris, Mr. Holland and Mr. Royan are independent for purposes of service on the compensation committee.

In determining independence, the Board considered all relationships that might bear on our directors’ independence from Cannae. The Board determined that Mr. Foley was not independent during 2024 and 2025 because he was our Chairman of the Board, Chief Executive Officer, Chief Investment Officer and an employee of the Company through May 12, 2025.

In considering the independence of our independent directors, the Board considered the following factors:

•Mr. Harris owns a minority interest in Black Knight Sports and Entertainment LLC ("BKSE"), which owns the Vegas Golden Knights. Mr. Foley is the majority owner and is the Executive Chairman and Chief Executive Officer of BKSE.
•Mr. Ammerman served as a director of D&B until August 2025, is a director of FNF and FG and holds minority interests in BKSE, BKFC and Minden Mill.
•Mr. Martire is a Managing Director of entities affiliated with BGPT Catalyst LP, which has invested alongside Cannae in Computer Services, Inc., and holds a minority interest in BKSE, BKFC and Minden Mill.

The Board determined that these relationships were not of a nature that would impair the independence of the members involved.

Certain Relationships and Related Transactions

Management Services Agreement

As discussed above, the Company, Cannae LLC, and the Manager, entered into the Management Services Agreement ("MSA") which became effective September 1, 2019 (as amended), which sets forth the terms and conditions of our relationship with our Manager. Mr. Foley was the only member of the Manager in the year ended December 31, 2025. The terms of the MSA are described above in the Compensation Discussion and Analysis section under "External Management Transition."

Pursuant to the terms of the MSA, the Company pays the Manager the Management Fee and the Termination Fee. The total Management Fee and Termination Fee for the year ended December 31, 2025, from Cannae LLC to our Manager was $17.1 million and $9.9 million, respectively, of which a total of $16.9 million was accrued and payable as of December 31, 2025.

See section "Executive Compensation Paid By Our Manager in 2025" for further description of the compensation paid to our named executive officers, as applicable, by our Manager. The amount of distributions by the Manager in 2025 to our named executive officers who have or had an interest in the Manager is derived by the Manager and is not within our control.

In the year ended December 31, 2025, we paid $2.7 million to Trasimene for use and maintenance of its corporate aircraft.

Fidelity National Financial

William P. Foley, II, our Vice Chairman, is the non-executive Chairman of the Board of FNF. Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of FNF and its subsidiary FG. Peter T. Sadowski, our Executive Vice President and Chief Legal Officer, serves as Executive Vice President and Chief Legal Officer of FNF. Douglas K. Ammerman, our Chairman of the Board, is a director at FNF.

On November 17, 2017, FNF issued to Cannae a revolver note in the aggregate principal amount of up to $100.0 million. On May 12, 2022, FNF and Cannae amended and restated the revolver note to, among other things, limit the use of proceeds for borrowings thereunder to the repurchase of our own shares of common stock from FNF (as amended and restated, the FNF Revolver). The FNF Revolver accrued interest at one-month adjusted SOFR plus 450 basis points. On June 28, 2022, we completed the repurchase of all of our common stock previously held by FNF. On January 29, 2024, the FNF Revolver was amended to (i) reduce the borrowing capacity to $60.0 million and (ii) change the interest rate to a fixed rate of 7.0% per annum. Cannae also repaid $25.0 million of outstanding principal under the FNF Revolver in 2024, resulting in an outstanding principal balance of $59.7 million.

On March 20, 2025, the FNF Revolver was amended to (i) reduce the borrowing capacity to $47.5 million, (ii) change the interest rate to a fixed rate of 5.0% per annum, and (3) extend the maturity date to November 17, 2030 with the maturity date automatically extended for additional one-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. In the year ended December 31, 2025, Cannae also sold real estate to FNF in exchange for a $12.2 million reduction of outstanding principal under the FNF Revolver. As of December 31, 2025, there was a $47.5 million outstanding principal balance under the FNF Revolver which incurred interest at 5.0%. In the year ended December 31, 2025, we incurred $2.8 million of interest expense with FNF under the FNF Revolver.

We are party to a corporate services agreement ("CSA") with FNF in which we pay for certain back-office support such as legal, insurance administration, information technology support, treasury management and other services. These services are provided at a rate of FNF's cost plus ten percent, which we believe are the same or lower than what Cannae could obtain in the open market from a third-party vendor. In the year ended December 31, 2025, we paid FNF $0.3 million under the CSA.

In the year ended December 31, 2025, we paid FNF $0.8 million for leased office space and use of its corporate aircraft.

Black Knight Football

In the year ended December 31, 2025, we invested $50.0 million in BKFC. BKFC used the proceeds from investments from Cannae and others to further invest in its infrastructure and clubs. Mr. Foley is the general partner of, and holds an approximately 24% economic interest in, BKFC.

Minden Mill

In the year ended December 31, 2025, we invested $5.0 million (including paid in kind interest) in debt of Minden Mill, bringing the total balance to $9.5 million at December 31, 2025. Minden Mill, through its wholly owned subsidiaries, owns and operates an estate distillery and related hospitality venues. Entities affiliated with Mr. Foley are the general partner of Minden Mill and manage all aspects of its operation.

Board Approval

Our Audit Committee and Related Person Transaction Committee reviewed and approved each of the transactions described above in accordance with the terms of our Code of Conduct or the Related Person Transaction Policy, as applicable, which are described below. Our Board approved the Management Services Agreement.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our codes of ethics, a "conflict of interest" occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it were related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:
•Any significant ownership interest in any supplier or customer;
•Any consulting or employment relationship with any customer, supplier or competitor; and
•Selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to purchase or sell.

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

With respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our codes of ethics require that each such officer:
•Discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;
•In the case of our Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and
•In the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

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

Item 14. Principal Accountant Fees and Services

The audit committee has appointed Grant Thornton to audit the consolidated financial statements of the Company for the 2025 fiscal year. Previously, Deloitte had acted as our independent registered public accounting firm from January 2017 to May 2025.

We were billed the following fees for services rendered to us by Grant Thornton during or in connection with our year ended December 31, 2025 and by Deloitte during or in connection with our year ended December 31, 2024 (in thousands):

	2025	2024
Audit Fees	$1,028	$1,619
Audit Related Fees	—	—
Tax Fees	—	739
All Other Fees	—	—

Audit Fees. Audit fees consisted principally of fees for the audits of the Company’s financial statements including periodic reports and other filings, and audits of the Company’s subsidiaries, including billings for out-of-pocket expenses incurred.

Tax Fees. Tax fees 2024 consisted principally of fees for tax compliance, tax planning and tax advice.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes Oxley Act of 2002, all audit and audit related work and all non-audit work performed by Grant Thornton and Deloitte is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by independent registered public accounting firm has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee.

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

10.24	Black Knight Football and Entertainment, LP Agreement of Limited Partnership, effective as of September 21, 2022. (1)
10.25	First Amendment to Black Knight Football Club US, LP Agreement of Limited Partnership, effective as of January 1, 2025. (1)
10.26	Second Amendment to Black Knight Football Club US, LP Agreement of Limited Partnership, effective as of March 7, 2025. (1)
10.27	Form of Black Knight Football and Entertainment, LP Subscription Agreement. (1)
14.1	Code of Ethics for Senior Financial Officers. (1)
14.2	Code of Business Conduct and Ethics. (1)
19.1	Insider Trading and Tipping Policy, with an effective date of February 4, 2019, as amended February 15, 2024. (1)
21.1	List of Subsidiaries. (1)
23.1	Consent of Grant Thornton LLP. (1)
23.2	Consent of Deloitte & Touche LLP. (1)
23.3	Consent of Ernst & Young LLP with respect to report related to Alight, Inc. (1)
23.4	Consent of KPMG with respect to report related to Dun & Bradstreet Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)
97.1†
Incentive-Based Compensation Recovery Policy, with an effective date of October 3, 2023 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024). (1)

99.1	Audited Financial Statements of Alight, Inc. (1)
99.2	Audited Financial Statements of Dun & Bradstreet Holdings, Inc. (1)
99.3	Financial Statements of Dun & Bradstreet Holdings, Inc. (1)
101.INS*	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted Inline XBRL and contained in Exhibit 101.
† A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(1) Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannae Holdings, Inc.
By:	/s/ Ryan R. Caswell
Ryan R. Caswell
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026