Form 10-Q
period 2026-03-31
Cannae Holdings, Inc.
filed 2026-05-11
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2026 there were 43,940,506 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2026
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$135.7	$182.0
Income taxes receivable	48.1	48.8
Other current assets	24.9	25.7
Total current assets	208.7	256.5
Investments in unconsolidated affiliates	634.5	643.5
Equity securities, without a readily determinable fair value	148.3	147.3
Equity securities, at fair value	1.1	1.4
Lease assets	108.7	116.9
Property and equipment, net	44.5	49.0
Goodwill	53.4	53.4
Deferred tax asset	1.0	0.6
Other intangible assets, net	12.7	13.2
Other long-term investments and non-current assets	26.7	27.1
Total assets	$1,239.6	$1,308.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$86.5	$91.9
Lease liabilities, current	15.6	15.4
Deferred revenue	14.5	16.1
Notes payable, current	5.8	6.3
Total current liabilities	122.4	129.7
Lease liabilities, long-term	118.0	122.8
Notes payable, long-term	64.5	64.5
Accounts payable and other accrued liabilities, long-term	12.3	12.8
Total liabilities	317.2	329.8
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of March 31, 2026 and December 31, 2025; issued of 95,320,747 and 94,925,400 shares as of March 31, 2026 and December 31, 2025, respectively, and outstanding of 45,611,416 and 46,703,745 shares as of March 31, 2026 and December 31, 2025, respectively (excluding the 2,421,174 shares subject to possible redemption)	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Retained (deficit) earnings	(27.5)	11.5
Additional paid-in capital	2,043.5	2,040.5
Less: Treasury stock, 49,709,331 and 48,221,655 shares as of March 31, 2026 and December 31, 2025, respectively, at cost	(1,063.1)	(1,046.5)
Accumulated other comprehensive income	6.0	6.5
Total Cannae shareholders' equity	958.9	1,012.0
Noncontrolling interests	(36.5)	(32.9)
Total equity	922.4	979.1
Total liabilities and equity	$1,239.6	$1,308.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025

Revenues:
Restaurant revenue	$91.9	$99.1
Other operating revenue	4.3	4.1
Total operating revenues	96.2	103.2
Operating expenses:
Cost of restaurant revenue	83.9	91.0
Personnel costs	11.2	14.2
Depreciation and amortization	2.6	3.1
Other operating expenses, including asset impairments	20.6	16.3
Total operating expenses	118.3	124.6
Operating loss	(22.1)	(21.4)
Other income (expense):
Interest, investment and other income	2.1	1.4
Interest expense	(2.3)	(3.8)
Recognized (losses) gains, net	(7.2)	7.2
Total other (expense) income	(7.4)	4.8
Loss before income taxes and equity in losses of unconsolidated affiliates	(29.5)	(16.6)
Income tax expense	0.5	20.2
Loss before equity in losses of unconsolidated affiliates	(30.0)	(36.8)
Equity in losses of unconsolidated affiliates	(5.8)	(1.9)
Net loss from continuing operations	(35.8)	(38.7)
Net loss from discontinued operations, net of tax - see Note J	—	(76.3)
Net loss	(35.8)	(115.0)
Less: Net loss attributable to noncontrolling interests	(3.7)	(2.0)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(32.1)	$(113.0)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net loss from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(32.1)	$(36.7)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	(76.3)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(32.1)	$(113.0)

Earnings per share
Basic
Net loss per share from continuing operations	$(0.70)	$(0.59)
Net loss per share from discontinued operations	—	(1.22)
Net loss per share	$(0.70)	$(1.81)
Diluted
Net loss per share from continuing operations	$(0.70)	$(0.59)
Net loss per share from discontinued operations	—	(1.22)
Net loss per share	$(0.70)	$(1.81)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	45.9	62.3
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	45.9	62.3

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025

Net loss	$(35.8)	$(115.0)
Other comprehensive earnings (loss), net of tax:
Unrealized loss of investments in unconsolidated affiliates (1)	(0.5)	(2.3)
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	—	0.2
Other comprehensive loss	(0.5)	(2.1)
Comprehensive loss	(36.3)	(117.1)
Less: Comprehensive loss attributable to noncontrolling interests	(3.7)	(2.0)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(32.6)	$(115.1)
_________________________________

(1)Net of income tax benefit of $0.1 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Net of income tax expense of $0.1 million for the three months ended March 31, 2025.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive (loss) earnings — unrealized gains and (losses) of investments in unconsolidated affiliates, net of tax	—	—	—	—	(2.3)	—	—	—	(2.3)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.3	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	3.7	—	—	—	—	—	3.7
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, unconsolidated affiliates	—	—	4.0	—	—	—	—	—	4.0
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(113.0)	—	—	—	(2.0)	(115.0)
Balance, March 31, 2025	94.7	$—	$2,021.0	$446.5	$(21.3)	31.9	$(726.3)	$(23.2)	$1,696.7

Balance, December 31, 2025	94.9	$—	$2,040.5	$11.5	$6.5	48.2	$(1,046.5)	$(32.9)	$979.1
Other comprehensive (loss) earnings — unrealized gains and (losses) of investments in unconsolidated affiliates, net of tax	—	—	—	—	(0.5)	—	—	—	(0.5)
Treasury stock repurchases	—	—	—	—	—	1.2	(15.4)	—	(15.4)
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.2	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	2.2	—	—	—	—	—	2.2
RSU vesting and payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.2)	—	(1.2)
Stock-based compensation, unconsolidated affiliates	—	—	0.8	—	—	—		—	0.8
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.1	0.1
Dividends declared	—	—	—	(6.9)	—	—	—	—	(6.9)
Net loss	—	—	—	(32.1)	—	—	—	(3.7)	(35.8)
Balance, March 31, 2026	95.3	$—	$2,043.5	$(27.5)	$6.0	49.7	$(1,063.1)	$(36.5)	$922.4

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(35.8)	$(115.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2.6	3.1
Equity in losses of unconsolidated affiliates	5.8	1.9
Distributions from investments in unconsolidated affiliates	0.6	2.3
Recognized losses (gains) and asset impairments, net	4.1	(7.2)
Lease asset amortization	3.2	3.4
Stock-based compensation expense	2.2	3.7
Net loss from discontinued operations - see Note J	—	76.3
Changes in assets and liabilities:
Other assets	2.1	2.0
Lease liabilities	(4.0)	(3.7)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(2.5)	(2.4)
Income taxes	0.5	44.7
Net cash (used in) provided by operating activities	(21.2)	9.1
Cash flows from investing activities:
Additions to property and equipment and other intangible assets	(1.8)	(1.9)
Proceeds from sales of property and equipment	—	1.7
Proceeds from sale of investments in unconsolidated affiliates and other long term investments	—	13.6
Additional investments in unconsolidated affiliates	(0.4)	(30.1)
Purchases of other long-term investments	(2.1)	(2.0)
Distributions from investments in unconsolidated affiliates	2.5	5.5
Proceeds from sale and maturity of short-term investment securities	—	6.2
Net cash used in investing activities	(1.8)	(7.0)
Cash flows from financing activities:
Borrowings	0.2	2.3
Debt service payments	(0.6)	(0.5)
Other activity in non-controlling interests	(0.1)	—
Payment for vested shares withheld for taxes and in treasury	(1.2)	(1.6)
Dividends paid	(6.9)	(7.6)
Treasury stock repurchases	(14.7)	—
Net cash used in financing activities	(23.3)	(7.4)
Net decrease in cash and cash equivalents	(46.3)	(5.3)
Cash and cash equivalents at beginning of period	182.0	131.5
Cash and cash equivalents at end of period	$135.7	$126.2

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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business, and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of March 31, 2026 include our ownership interests in Alight, Inc. ("Alight"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC"); JANA Partners Capital, LLC, JANA Partners Management, LP and JANA Partners Management GP, LLC (together, "JANA" or "JANA Partners"); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins"); JANA Strategic Investments Benchmark Fund ("JANA Fund"); High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
See Note E - Segment Information for further discussion of the businesses comprising our reportable segments.
Principles of Consolidation and Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X and include the historical accounts as well as wholly-owned and majority-owned subsidiaries of the Company. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2025.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements in accounting for certain equity investments (Note B - Investments and Note C - Fair Value Measurements), and the valuation allowance recorded on our federal net operating loss ("NOL") carryforwards, state net operating loss carryforwards, and certain deferred taxes related to our investments (see information below under the heading Income Taxes for further information). Actual results could differ from estimates.
Recent Developments
Black Knight Football
In January 2026, BKFC purchased the remaining 60% equity interest in FC Lorient ("FCL") for total consideration of $70.3 million including cash of $40.7 million and stock of BKFC of $29.6 million and now holds a 100% ownership interest in the club.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of March 31, 2026, we held a 44.5% ownership interest in BKFC. See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
Other Developments
On March 6, 2026, Cannae Funding A, LLC ("Cannae Funding A"), an indirect wholly owned special purpose subsidiary of the Company, prepaid in full all outstanding obligations under the Margin Loan Agreement, dated as of November 30, 2020 (as amended, the "Margin Loan Agreement") and terminated its revolving loan facility with Bank of America which was secured by shares of Alight common stock. There was no outstanding principal or interest advances under the Margin Loan Agreement as of the pay-off date.
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three months ended March 31, 2026, we repurchased a total of 1,185,000 shares of Cannae common stock for approximately $15.2 million in the aggregate, or an average of $12.84 per share under the 2025 Repurchase program. From April 1, 2026 through May 8, 2026, we repurchased an additional 2,100,000 shares of Cannae common stock for approximately $27.2 million in the aggregate, or an average of $12.94 per share, pursuant to the 2025 Repurchase Program. Since the original commencement of the 2025 Repurchase Program through market close on May 8, 2026, we have repurchased a total of 7,985,913 shares of Cannae common stock for approximately $122.9 million in the aggregate, or an average of $15.39 per share. As of the date of this Quarterly Report, there are 2,014,087 shares available for repurchase under the 2025 Repurchase Program.
On March 9, 2026, our Board authorized a new stock repurchase program (the "2026 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2026 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2026 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. We have not made any purchases under the 2026 Repurchase Program. As of the date of this Quarterly Report, there are 10.0 million shares available for repurchase under the 2026 Repurchase Program.
The following dividends were declared by our Board in 2026:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 23, 2026	March 17, 2026	March 31, 2026	$0.15
May 7, 2026	June 16, 2026	June 30, 2026	$0.15
Related Party Transactions
During the three months ended March 31, 2026, we did not incur any management fee and termination fee expenses with Trasimene Capital Management, LLC ("Manager"), as the Company's agreement with our former Manager terminated in May 2025. During the three months ended March 31, 2025, we incurred management fee and termination fee expenses with our former Manager of $1.9 million and $1.7 million, respectively. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2026 and 2025, shares of restricted stock outstanding were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be antidilutive due to net losses.
Put Right
On May 12, 2025, we entered into a director services agreement ("DSA") with William P. Foley II ("Mr. Foley") and pursuant to a provision therein, we agreed to repurchase half of the common stock beneficially owned by Mr. Foley at the greater of $19.50 per share of common stock or 20% in excess of the trading price of our common stock at the time such shares are sold back to the Company (the "Put Right"). The Put Right can be exercised at the option of Mr. Foley beginning January 1, 2026. As of March 31, 2026 there are 2,421,174 shares of the Company's common stock that are subject to the Put Right which represent 50% of the shares held by the director. Based on the price of the Company's common stock as of March 31, 2026, the gross amount that would be paid to settle the Put Right and repurchase the underlying common stock was $47.2 million.
The Company accounts for the Put Right as a liability at fair value in accordance with the guidance in ASC 480 and ASC 815. The liability for the Put Right is included in Accounts payable and other accrued liabilities, current on our Condensed Consolidated Balance Sheets as of March 31, 2026. The initial measurement and subsequent changes in fair value of the Put Right are recorded in Recognized losses, net in our Condensed Consolidated Statements of Operations for the three month period ended March 31, 2026. See Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Income Taxes
Our effective tax rate was (1.7)% and (121.7)% in the three months ended March 31, 2026 and 2025, respectively. The change in the effective tax rate in the three-month period ended March 31, 2026 compared to the corresponding prior year period was primarily attributable to recording a valuation allowance in the prior year period of $28.3 million and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
Recent Accounting Pronouncements
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
Immaterial Revision of Prior Period Financial Statements
In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended March 31, 2026, we identified an error in the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2025. The error relates to the Company’s income tax receivable and was primarily the result of an incorrect treatment of certain business tax credits utilized in prior year tax returns which were reflected in the current income tax receivable rather than deferred tax assets.
Management evaluated the materiality of the error on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that the error is not material and did not result in a material misstatement to its previously issued consolidated financial statements as of and for the year ended December 31, 2025. However, correcting the cumulative effect of this error in the first quarter of 2026 would have had a material effect on the results of operations for that period. Therefore, the relevant prior periods’ financial statements and related footnotes, for this error for comparative purposes, have been corrected. Previously reported financial information for this immaterial error will be corrected in future filings, as applicable.
A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations, Comprehensive Operations, and Equity as of and for the year ended December 31, 2025 is provided below. The corrections did not result in any changes to the Company’s total consolidated cash flows from operations, investing or financing activities.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	As of and for the year ended December 31, 2025
	As Reported	Correction	As Corrected
	(In millions)
Balance Sheet
Income taxes receivable	$60.6	$(11.8)	$48.8
Total assets	1,320.7	(11.8)	1,308.9
Retained earnings	23.3	(11.8)	11.5
Total equity	990.9	(11.8)	979.1

Statement of Operations
Income tax expense	$13.0	$11.8	$24.8
Net loss	(524.9)	(11.8)	(536.7)
Net loss attributable to Cannae Holdings, Inc. common shareholders	(513.2)	(11.8)	(525.0)
Net loss per share	$(9.08)	$(0.21)	$(9.29)
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of March 31, 2026 and December 31, 2025 consisted of the following:

	Ownership at March 31, 2026	March 31, 2026	December 31, 2025
		(In millions)
BKFC	44.5%	$142.4	$147.3
JANA Partners	50.0%	140.3	141.1
CSI	6.4%	101.2	101.2
Watkins	49.1%	74.5	73.2
Alight	7.7%	71.6	73.8
JANA Fund	2.9%	48.9	50.2
Other	various	55.6	56.7
Total		$634.5	$643.5
Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In millions)
BKFC	$(4.4)	$(10.4)
JANA Partners	0.4	2.4
CSI	—	15.7
Watkins	2.8	(4.7)
Alight	(2.1)	(1.9)
JANA Fund	(1.3)	—
Other	(1.2)	(3.0)
Total	$(5.8)	$(1.9)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Alight
Based on quoted market prices, the fair value of our ownership in Alight common stock was $23.5 million as of March 31, 2026. Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Total revenues	$534.0	$548.0
Depreciation and amortization	104.0	101.0
Interest expense	24.0	22.0
Gross profit	156.0	171.0
Net loss from continuing operations	(19.0)	(17.0)
Net loss from discontinued operations	—	(8.0)
Net loss attributable to Alight	(19.0)	(25.0)
BKFC
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We report our equity in the earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three months ended March 31, 2026 and 2025 includes our equity in Black Knight Football’s earnings (losses) for the three months ended December 31, 2025 and 2024, respectively.

	Three months ended December 31,
	2025	2024
	(In millions)
Total revenues	$78.0	$71.3
Depreciation and amortization	31.4	27.2
Interest expense	7.5	4.3
Operating loss	(15.2)	(13.1)
Losses of unconsolidated affiliates	(3.6)	(5.4)
Net loss attributable to BKFC	(17.7)	(21.4)
JANA Partners
Summarized statement of operation information for JANA Partners for the relevant dates and time periods included in Equity in (losses) earnings of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We account for our ownership interest in JANA Partners as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. Accordingly, our net earnings (loss) for the three months ended March 31, 2026 and 2025 includes our equity in JANA’s earnings (losses) for the three months ended December 31, 2025 and 2024, respectively.

	Three months ended December 31,
	2025	2024
	(In millions)
Total revenues	$5.9	$19.9
Operating income	2.3	14.6

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity Securities
Recognized (losses) gains, net on the Condensed Consolidated Statements of Operations consisted of the following losses on equity securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net losses recognized during the period on equity securities	$(0.3)	$(10.3)
Less: net gains (losses) recognized during the period on equity securities sold, transferred or disposed during the period	—	—
Unrealized losses recognized during the reporting period on equity securities held at the reporting date	$(0.3)	$(10.3)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost adjusted for any impairment or changes resulting from observable price changes in orderly market transactions. As of March 31, 2026 and December 31, 2025, we have $148.3 million and $147.3 million, respectively, recorded for such investments, which is included in Equity securities, without a readily determinable fair value on our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, we have not recorded any material upward or downward adjustments to these investments due to price changes or impairments.
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
Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$135.7	$—	$—	$135.7
Equity securities:
Other	1.1	—	—	1.1
Total equity securities	1.1	—	—	1.1
Total assets	$136.8	$—	$—	$136.8
Liabilities:
Put Right	$—	$20.8	$—	$20.8
Total accounts payable and other accrued liabilities, current	—	20.8	—	20.8
Total liabilities	$—	$20.8	$—	$20.8

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$182.0	$—	$—	182.0
Equity securities:
Other	1.4	—	—	1.4
Total equity securities	1.4	—	—	1.4
Total assets	$183.4	$—	$—	$183.4
Liabilities:
Put Right	$—	$15.0	$—	$15.0
Total accounts payable and other accrued liabilities, current	—	15.0	—	15.0
Total liabilities	$—	$15.0	$—	$15.0
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
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended March 31, 2026 and December 31, 2025, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of March 31, 2026 and December 31, 2025, of which we are not the primary beneficiary:

	March 31, 2026		December 31, 2025
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$333.9	$333.9	$341.1	$341.1
Other long-term investments and non-current assets	10.8	10.8	9.5	9.5
Investments in Unconsolidated Affiliates
As of March 31, 2026 and December 31, 2025, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI, the JANA Fund and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
In addition, the amounts included in Other long-term investments and non-current assets on the Condensed Consolidated Balance Sheets consist of notes receivable with Minden Mill.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E — Segment Information
As of March 31, 2026, Cannae has identified four reportable segments: Restaurant Group, Alight, BKFC and JANA. The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively.
•Alight. This segment consists of our 7.7% ownership interest in Alight. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker ("CODM") reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight an operating segment. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours.
•Black Knight Football. This segment consists of our 44.5% ownership interest in BKFC. BKFC is a partnership led by Mr. Foley, which owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club and now holds a 100% ownership interest in FCL, a French Ligue 1 football club pursuant to a purchase in January 2026. In June 2025, BKFC acquired a controlling interest in Moreirense Futebol Clube ("MFC"), a Portuguese Primeira Liga Football club. BKFC aims to grow into a leading multi-club operator of football assets across the world. Our CODM reviews the financial results of Black Knight Football for purposes of assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three months ended March 31, 2026 and 2025 includes our equity in losses of BKFC for the three months ended December 31, 2025 and 2024, respectively.
•JANA Partners. This segment consists of our 50.0% ownership interest in JANA Partners. JANA is an investment manager founded in 2001. Our CODM reviews the financial results of JANA Partners for purposes of assessing performance and allocating resources and thus we consider JANA an operating segment. We account for our ownership of JANA Partners using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of JANA on a three-month lag. Accordingly, our net earnings (loss) for the three months ended March 31, 2026 and 2025 includes our equity in JANA’s earnings for the three months ended December 31, 2025 and 2024, respectively.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We have disclosed those expenses for each reportable segment that are (1) regularly provided to the CODM; (2) included in each reported measure of segment profit and loss; and (3) considered significant, including categories of expense and amounts.
As of and for the three months ended March 31, 2026:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$91.9				$91.9	$—	$91.9
Other revenues	—				—	4.3	4.3
Total revenues	91.9				91.9	4.3	96.2
Expenses
Cost of revenue	83.9				83.9
Depreciation and amortization	2.0				2.0
Other segment items (1)	17.4				17.4
Interest expense	1.8				1.8
Equity in earnings (loss) of unconsolidated affiliates	—	(2.1)	(4.4)	0.4	(6.1)
Net (loss) earnings from continuing operations	$(13.2)	$(2.1)	$(4.4)	$0.4	$(19.3)	$(16.5)	$(35.8)
Assets	$228.0	$71.6	$142.4	$140.3	$582.3	$657.3	$1,239.6
Goodwill	53.4				53.4	—	53.4
As of and for the three months ended March 31, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$99.1				$99.1	$—	$99.1
Other revenues	—				—	4.1	4.1
Total revenues	99.1				99.1	4.1	103.2
Expenses
Cost of revenue	91.0				91.0
Depreciation and amortization	2.4				2.4
Other segment items (1)	9.2				9.2
Interest expense	1.5				1.5
Equity in (losses) earnings of unconsolidated affiliates	—	(1.9)	(10.4)	2.4	(9.9)
Net (loss) earnings from continuing operations	$(5.0)	$(1.9)	$(10.4)	$2.4	$(14.9)	$(23.8)	$(38.7)
Assets	$269.2	$369.5	$117.2	$56.4	$812.3	$1,284.1	$2,096.4
Goodwill	53.4				53.4	—	53.4
_____________________________________
(1) "Other segment items" includes restaurant corporate personnel costs, advertising, professional fees and recognized gains and losses, net.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended March 31,
		2026	2025
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$91.9	$99.1
Total restaurant revenue		91.9	99.1
Other operating revenue:
Real estate and resort	Corporate and other	4.3	4.0
Other	Corporate and other	—	0.1
Total other operating revenue		4.3	4.1
Total operating revenues		$96.2	$103.2
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
All of our restaurant and other operating revenues are generated in the United States.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2026	December 31, 2025
	(In millions)
Trade receivables, net	$6.3	$7.6
Deferred revenue (contract liabilities)	14.5	16.1
Trade receivables, net are included in Other current assets on our Condensed Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenues of $1.4 million and $1.3 million was recognized in the three months ended March 31, 2026 and 2025, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	March 31, 2026	December 31, 2025
	(In millions)
FNF Revolver	47.5	47.5
Other	22.8	23.3
Notes payable, total	$70.3	$70.8
Less: Notes payable, current	5.8	6.3
Notes payable, long term	$64.5	$64.5

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
On July 2, 2025, we borrowed an additional $40.0 million under the 2020 Margin Facility. On August 26, 2025, we paid off the entire balance of the 2020 Margin Facility in conjunction with the closing of D&B's definitive agreement to be acquired by Clearlake Capital Group, L.P. (the "D&B Sale"). On August 27, 2025, the 2020 Margin Facility was amended primarily to (i) remove the Company's prior holdings of D&B from the collateral pool, (ii) reduce the capacity of the Margin Loan from $150.0 million to $50.0 million, (iii) reduce the spread from 310 to 275 basis points and (iv) extend the maturity date to August 27, 2028.
On March 6, 2026, the Company prepaid in full all outstanding obligations under the 2020 Margin Facility and terminated the Margin Loan Agreement. There was no outstanding principal or interest advances under the Margin Loan Agreement as of the termination date and the 40 million shares of Alight that were pledged as collateral for borrowings were delivered back to the Company.
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
As of March 31, 2026, there was a $47.5 million outstanding principal amount which incurred interest at 5.0% and there is no available borrowing capacity under the FNF Revolver.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Gross principal maturities of notes payable at March 31, 2026 are as follows (in millions):

2026 (remaining)	$6.4
2027	0.7
2028	0.6
2029	1.6
2030	48.0
Thereafter	13.3
Total	$70.6
At March 31, 2026, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of March 31, 2026 and December 31, 2025, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
On October 23, 2025, a putative class action lawsuit was filed in the Delaware Court of Chancery under the caption, New England Teamsters Pension Fund and Daniel Clark v. William P. Foley II, Anthony M. Jabbour, Thomas M. Hagerty, Douglas K. Ammerman, and Cannae Holdings, Inc., C.A. No. 2025-1220. The plaintiffs allege that the individual defendants, each of whom served as an officer and/or director of D&B at the relevant time, breached their fiduciary duties in connection with the August 26, 2025 sale of D&B to a private equity firm. Specifically, the complaint asserts that the transaction undervalued D&B's stock, resulting in inadequate cash consideration for its stockholders. The plaintiffs further allege that certain of the individual defendants' knowledge should be imputed to the Company, and on that basis, include a claim against the Company for aiding and abetting the alleged breaches of fiduciary duty. The plaintiffs seek declaratory judgment, monetary damages, and other equitable relief. They also seek to certify a class comprising all former D&B stockholders who exchanged their shares for cash in the transaction, excluding the defendants and any individuals who were officers or directors of D&B at the time the transaction closed. On January 12, 2026, the Company filed a motion to dismiss the complaint. The motion is fully briefed and set for hearing on November 10, 2026. The Company intends to vigorously defend against the claims asserted in the litigation.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of March 31, 2026 to determine the amount of the obligations. Purchase obligations as of March 31, 2026 are as follows (in millions):

2026 (remaining)	$53.6
2027	8.4
2028	3.1
2029	—
2030	—
Thereafter	—
Total purchase commitments	$65.1
Other Contingencies
On May 12, 2025, we entered into an agreement to acquire an additional 30% ownership interest in JANA Partners in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners achieves certain assets under management thresholds (the "JANA Contingent Consideration"). We are potentially liable for the JANA Contingent Consideration. The JANA Contingent Consideration is payable if JANA Partners achieves certain thresholds for assets under management ("AUM") by certain dates. The total $26 million potentially payable for the JANA Contingent Consideration is bifurcated into two tranches as follows: (1) a payment of $16 million if JANA Partners achieves an AUM threshold from September 2026 through December 2028 (the "Initial Payment") and (2) a payment of $10 million if JANA Partners achieves an AUM threshold as of December 31, 2028 (the "Additional Payment"). We consider the Initial Payment probable and have included $16 million in the basis of our investment in JANA Partners and a corresponding liability in Accounts payable and other accrued liabilities, current in our Condensed Consolidated Balance Sheet as of March 31, 2026. We do not consider the Additional Payment to be probable as of March 31, 2026.
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Three months ended March 31,
	2026	2025
	(In millions)
Cash paid during the period:
Interest	$0.8	$3.2
Income taxes, net of refunds	—	(24.5)
Non-cash investing and financing activities:
Equity in Fulfillment received as consideration in the WD Transaction	—	6.8
Exchange of real estate as repayment of debt	—	(12.2)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note J — Discontinued Operations
Dun & Bradstreet
On March 24, 2025, D&B announced the D&B Sale. As a result of the transaction, D&B is presented as a discontinued operation in our Consolidated Financial Statements for the year ended December 31, 2025. Through the date of the D&B Disposition, we continued to exert significant influence over D&B and therefore we continued to account for this investment under the equity method of accounting. As a result of the reclassification of our investment in Dun & Bradstreet as held for sale and a discontinued operation, we marked our investment in D&B to the fair market value implied by the stock price beginning as of March 31, 2025 and recorded an impairment of $68.1 million in the three months ended March 31, 2025, which is included in Net losses from discontinued operations, net of tax on our Condensed Consolidated Statement of Operations.
On August 26, 2025, the D&B Sale closed and Cannae completed the disposition of its ownership interests in D&B for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock (the "D&B Disposition"). Following the consummation of the D&B Disposition, Cannae no longer has any ownership interest in the common stock of D&B.
A reconciliation of the operations of D&B to the Condensed Consolidated Statement of Operations is presented below for the three months ended March 31, 2025 (in millions):

Other income (expense):
Recognized (losses) gains	$(71.7)
Equity in losses of unconsolidated affiliates	(4.6)
Loss from discontinued operations before income taxes	(76.3)
Income tax expense (benefit)	—
Net loss from discontinued operations, net of tax	$(76.3)
Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Statements of Operations is presented below for the three months ended March 31, 2025 (in millions):

Total revenues	$579.8
Operating income	35.3
Earnings (loss) before income taxes	(14.8)
Net earnings (loss)	(14.8)
Net income (loss) attributable to noncontrolling interest	1.0
Net income (loss) attributable to Dun & Bradstreet	(15.8)
For the three months ended March 31, 2025, we received quarterly cash dividends from D&B in the amount of $3.5 million which are included in Distributions from investments in unconsolidated affiliates on the Condensed Consolidated Statements of Cash Flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of these terms or other comparable terminology. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including but not limited to: changes in general economic, business and political conditions, including among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs on goods, and supply chain disruptions; risks associated with the Investment Company Act of 1940; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report") and other filings with the Securities Exchange Commission ("SEC").
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
We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal 2026. These factors include, among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs on goods, and supply chain disruptions. In light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us.
We are continuing to explore strategic alternatives related to our restaurant group as part of our portfolio transformation strategy.
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

As of March 31, 2026, the book value of our investment in Alight accounted for under the equity method of accounting is $71.6 million. Based on the closing stock price of Alight common shares as of March 31, 2026, the fair value of our investment in Alight was $23.5 million. While the fair value of our investment in Alight is currently below our book value as of March 31, 2026, the fair value has only been below book value for less than three months. Though we do not currently believe our investment in Alight is other than temporarily impaired, because the fair value is below the book value of our investment as of March 31, 2026, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of March 31, 2026, the Company has a net deferred tax asset of $1.0 million, which is primarily attributable to temporary differences for certain state income taxes. The Company continues to record a full valuation allowance on its federal NOL carryforwards and certain other deferred taxes related to our ownership interests where it is not more likely than not that the tax benefit will be realized. As of March 31, 2026, our federal valuation allowance was $171.5 million. Additionally, a state valuation allowance of $6.7 million has been recorded representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire.
The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets and our related valuation allowances. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to adjust its valuation allowances on its net deferred tax asset in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings (Loss). The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2026	2025
	(In millions)
Revenues:
Restaurant revenue	$91.9	$99.1
Other operating revenue	4.3	4.1
Total operating revenues	96.2	103.2
Operating expenses:
Cost of restaurant revenue	83.9	91.0
Personnel costs	11.2	14.2
Depreciation and amortization	2.6	3.1
Other operating expenses, including asset impairments	20.6	16.3
Total operating expenses	118.3	124.6
Operating loss	(22.1)	(21.4)
Other income (expense):
Interest, investment and other income	2.1	1.4
Interest expense	(2.3)	(3.8)
Recognized (losses) gains, net	(7.2)	7.2
Total other (expense) income, net	(7.4)	4.8
Loss before income taxes and equity in losses of unconsolidated affiliates	(29.5)	(16.6)
Income tax expense	0.5	20.2
Loss before equity in losses of unconsolidated affiliates	(30.0)	(36.8)
Equity in losses of unconsolidated affiliates	(5.8)	(1.9)
Net loss from continuing operations	(35.8)	(38.7)
Net loss from discontinued operations, net of tax	—	(76.3)
Net loss	(35.8)	(115.0)
Less: Net loss attributable to non-controlling interests	(3.7)	(2.0)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(32.1)	$(113.0)
For the Three Months Ended March 31, 2026 and 2025
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The material changes in revenues, expenses and pre-tax loss for the three months ended March 31, 2026 and 2025 are discussed in further detail at the segment level below.
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
Recognized (losses) gains
Recognized (losses) gains changed $14.4 million, or 200.0%, in the three months ended March 31, 2026 compared to the corresponding period in 2025. The change in Recognized (losses) gains is discussed in further detail at the segment level below.
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates decreased $12.9 million, or 77.7%, in the three months ended March 31, 2026 compared to the corresponding period in 2025.
Income Taxes
Income tax benefit was $0.5 million and $20.2 million in the three-month periods ended March 31, 2026 and 2025, respectively. Our effective tax rate was (1.7)% and (121.7)% in the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended March 31, 2026 compared to the corresponding period in 2025 is attributable to recording a valuation allowance recorded in the prior year period of $28.3 million and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In millions)
BKFC	$(4.4)	$(10.4)
JANA Partners	0.4	2.4
CSI	—	15.7
Watkins	2.8	(4.7)
Alight	(2.1)	(1.9)
JANA Fund	(1.3)	—
Other	(1.2)	(3.0)
Total	$(5.8)	$(1.9)
The change in net income or loss from our unconsolidated affiliates that are reportable segments is discussed in further detail at the segment level below.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2026	2025
	(In millions)
Revenue
Restaurant revenue	$91.9	$99.1
Total operating revenues	91.9	99.1
Operating expenses:
Cost of restaurant revenue	83.9	91.0
Personnel costs	4.3	4.1
Depreciation and amortization	2.0	2.4
Other operating expenses, including asset impairments	12.8	5.3
Total operating expenses	103.0	102.8
Operating loss	(11.1)	(3.7)
Other (expense) income:
Interest expense	(1.8)	(1.5)
Recognized (loss) gains, net	(0.3)	0.2
Total other (expense) income	(2.1)	(1.3)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(13.2)	$(5.0)
For the Three Months Ended March 31, 2026
Total revenues for the Restaurant Group segment decreased $7.2 million, or 7.3%, in the three months ended March 31, 2026, compared to the corresponding period in 2025. The reduction in revenue is primarily attributable to approximately $3.4 million of incremental revenue included in the three months ended March 31, 2025 associated with O'Charley's store locations that were closed prior to the three months ended March 31, 2026 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 12.6% and 2.1%, respectively, in the three months ended March 31, 2026 compared to the corresponding period in 2025. The decrease is primarily attributable to our O'Charley's and 99 Restaurants brands decrease in guest counts of 20.8% and 7.4%, respectively, partially offset by an increase in the average amount spent by guests each visit of 10.4% and 5.8%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
Other operating expense for the Restaurant Group segment increased $7.5 million, or 141.5%, in the three months ended March 31, 2026, compared to the corresponding periods in 2025. The change is primarily attributable to an $8.0 million increase in non-cash impairments to property, plant and equipment and lease assets with O'Charley's and 99 Restaurants.
For the Three Months Ended March 31, 2026
Alight
As of March 31, 2026, we own approximately 7.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Total revenues	$534.0	$548.0
Depreciation and amortization	104.0	101.0
Interest expense	24.0	22.0
Gross profit	156.0	171.0
Net loss from continuing operations	(19.0)	(17.0)
Net (loss) earnings from discontinued operations	—	(8.0)
Net loss attributable to Alight	(19.0)	(25.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of March 31, 2026, we own approximately 44.5% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of BKFC on a three-month lag, and accordingly, our net loss for the three months ended March 31, 2026 and 2025 includes our equity in BKFC’s losses for the three months ended December 31, 2025 and 2024, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended December 31,
	2025	2024
	(In millions)
Total revenues	$78.0	$71.3
Depreciation and amortization	31.4	27.2
Interest expense	7.5	4.3
Operating loss	(15.2)	(13.1)
Losses of unconsolidated affiliates	(3.6)	(5.4)
Net loss attributable to BKFC	(17.7)	(21.4)
BKFC's total revenue is primarily attributable to Premier League media rights, matchday and sponsorship revenue earned by AFCB.
Total revenues for Black Knight Football increased $6.7 million, or 9.4%, in the three months ended December 31, 2025, compared to the corresponding period in 2024. The change in revenue was primarily attributable to a $6.7 million, or 13.4%, increase due to AFCB's higher placement in the table which drives revenue from the Premier League along with an increase in matchday and sponsorship revenue, offset by a decrease in other income from players on loan.
JANA Partners
As of March 31, 2026, we own approximately 50.0% of the ownership interest of JANA Partners. We account for our ownership of JANA under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of JANA Partners on a three-month lag, and accordingly, our net earnings (loss) for the three months ended March 31, 2026 and 2025 includes our equity in JANA’s earnings for the three months ended December 31, 2025, and 2024, respectively.
Summarized statement of operations information for JANA Partners for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended December 31,
	2025	2024
	(In millions)
Total revenues	$5.9	$19.9
Operating income	2.3	14.6

JANA's total revenue is primarily attributable to management fees earned from managing investment funds and performance fees earned which are calculated based on investment performance and various factors, including relative benchmarks, hurdles and preferred returns.
Total revenues for JANA Partners decreased $14.0 million, or 70.4%, in the three months ended December 31, 2025 relative to the corresponding period in 2024. The change is revenue was primarily attributable to investment performance and the timing of certain performance fees earned over a multi-year period.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company and certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended March 31,
	2026	2025
	(In millions)
Revenues:
Other operating revenue	$4.3	$4.1
Operating expenses:
Personnel costs	6.9	10.1
Depreciation and amortization	0.6	0.7
Other operating expenses	7.8	11.0
Total operating expenses	15.3	21.8
Operating loss	(11.0)	(17.7)
Other income (expense):
Interest, investment and other income	2.1	1.4
Interest expense	(0.5)	(2.3)
Recognized (losses) gains, net	(6.9)	7.0
Total other income (expense)	(5.3)	6.1
Loss before income taxes and equity in (losses) earnings of unconsolidated affiliates	$(16.3)	$(11.6)
For the Three Months Ended March 31, 2026
Personnel costs decreased $3.2 million in the three months ended March 31, 2026, compared to the corresponding period in 2025. The change in personnel costs was primarily driven by a transition in executive management in the prior year which resulted in a $3.6 million decrease in bonus and stock compensation expense in the current year period, partially offset by a slight increase in personnel costs at Brasada.
Other operating expenses decreased $3.2 million in the three months ended March 31, 2026, compared to the prior year period in 2025. The change was primarily attributable to the MSA Termination Agreement which decreased operating expenses by $3.6 million, partially offset by a slight increase in legal and other professional fees.
Total operating expenses, excluding Brasada and certain intercompany eliminations ("corporate holding company expenses"), were $8.9 million and $16.2 million in the three months ended March 31, 2026 and 2025, respectively. The corporate holding company expense decrease of $7.3 million, or 45%, in the three months ended March 31, 2026, compared to the corresponding period in 2025, was primarily attributable to the factors described above and reflects the Company's board and management focus on cost reduction.
Recognized gains, net in our Corporate and Other segment consists of the following:

	Three months ended March 31,
	2026	2025
	(In millions)
Put Right fair value adjustments	$(5.8)	$—
Paysafe fair value adjustments	—	(3.5)
Other fair value adjustments	—	(4.8)
WD Transaction	—	15.0
Other, net	(1.1)	0.3
Recognized gains, net	$(6.9)	$7.0

Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments. On May 7, 2026, our Board declared cash dividends of $0.15 per share, payable on June 30, 2026, to Cannae common shareholders of record as of June 16, 2026. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow beyond the foregoing over the short and long term are expected to include stock repurchases (including, but not limited to, the purchase of the common stock underlying the Put Right) and debt repayments.
As of March 31, 2026, we had cash and cash equivalents of $135.7 million, of which $124.2 million was cash held by the corporate holding company.
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
Cash Flows for the Three Months Ended March 31, 2026
Operating Cash Flow. Our cash flows (used in) provided by operations for the three months ended March 31, 2026 and 2025 totaled $(21.2) million and $9.1 million, respectively. The change in cash (used in) provided by operations of $30.3 million is primarily attributable to $24.5 million of cash refunds of taxes in the 2025 period compared to the 2026 period. See Footnote I for additional information on cash paid for income taxes.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2026 and 2025 were $1.8 million and $7.0 million, respectively. The change in cash used in investing activities of $5.2 million is primarily attributable to our prior year investments in BKFC and Sightline of $25.0 million and $5.1 million, respectively, partially offset by cash proceeds of $13.6 million received in the spin-off of WineDirect, Inc. and $6.2 million in proceeds from sales of short-term investments in the prior year period. This was also offset by minimal new investments made in the 2026 period.
Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2026 and 2025 were $23.3 million and $7.4 million, respectively. The change in cash used in financing activities of $15.9 million is primarily attributable to the $14.7 million in repurchases of treasury stock made in the 2026 period compared to none in the 2025 period.
Financing Arrangements. For a description of our financing arrangements, see Note G - Notes Payable included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. There have been no material changes to the seasonality experienced in our businesses from those described for the period as of and for the year ended December 31, 2025 included in our Annual Report.
Contractual Obligations. Our long-term contractual obligations generally include our credit agreements and other debt facilities, lease payments and financing obligations on certain of our premises and equipment, purchase obligations of the Restaurant Group and payments to our former Manager.
Operating lease payments include the expected future rent payments of the Company and its operating subsidiaries, primarily for the Restaurant Group. The operating leases are accounted for pursuant to ASC 842 Leases.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of March 31, 2026 to determine the amount of these obligations.
As of March 31, 2026, our required future payments relating to these contractual obligations were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Operating lease payments	$18.3	$23.4	$21.2	$17.9	$15.8	$91.8	$188.4
Unconditional purchase obligations	53.6	8.4	3.1	—	—	—	65.1
Notes payable	6.4	0.7	0.6	1.6	48.0	13.3	70.6
Fees payable to former Manager	5.5	—	—	—	—	—	5.5
Restaurant Group financing obligations	0.3	0.4	0.3	0.3	—	—	1.3
Total	$84.1	$32.9	$25.2	$19.8	$63.8	$105.1	$330.9
Capital Stock Transactions. On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three months ended March 31, 2026, we repurchased a total of 1,185,000 shares of Cannae common stock for approximately $15.2 million in the aggregate, or an average of $12.84 per share under the 2025 Repurchase program. From April 1, 2026 through May 8, 2026, we repurchased an additional 2,100,000 shares of Cannae common stock for approximately $27.2 million in the aggregate, or an average of $12.94 per share, pursuant to the 2025 Repurchase Program. Since the original commencement of the 2025 Repurchase Program through market close on May 8, 2026, we have repurchased a total of 7,985,913 shares of Cannae common stock for approximately $122.9 million in the aggregate, or an average of $15.39 per share. As of the date of this Quarterly Report, there are 2,014,087 shares available for repurchase under the 2025 Repurchase Program.
On March 9, 2026, our Board authorized a new stock repurchase program (the "2026 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2026 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2026 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. We have not made any purchases under the 2026 Repurchase Program. As of the date of this Quarterly Report, there are 10.0 million shares available for repurchase under the 2026 Repurchase Program.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended March 31, 2026, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
For our fiscal year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 solely because of the material weakness in our internal control over financial reporting identified in relation to our accounting for impairment of right-of-use assets and property and equipment at our Restaurant

Group. This material weakness was disclosed in Item 9A of our Annual Report for the year ended December 31, 2025 (the "Annual Report").
Management concluded that a material weakness existed related to the design and operation of controls over the determination of impairment charges for Right of Use ("ROU") assets and fixed assets held at the Restaurant Group. Specifically, the Company lacked appropriately designed and operating controls to ensure that impairment analyses, when performed, were evaluated in accordance with applicable accounting guidance.
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness described in the Annual Report, which has not yet been fully remediated. Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2026, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has identified no new material weaknesses other than those described in the Annual Report.
Changes in Internal Control over Financial Reporting
We expect to remediate during the year ending December 31, 2026 the material weakness identified in the Annual Report. Remediation efforts have commenced and include improving the design and implementation of our controls around the application of the applicable accounting guidance and the Company's evaluation of impairment charges, if any, to its right-of-use assets and fixed assets. These measures include, but are not limited to, enhancing the design of controls related to the identification and evaluation of impairment triggering events, implementing more robust review controls over the impairment analyses, and increasing the involvement of personnel with technical accounting expertise.
Other than the actions taken above in response to the material weakness previously identified, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (4)
Beginning Balance				5,299,087
1/1/2026 - 1/31/2026	385,000	$16.00	385,000	4,914,087
2/1/2026 - 2/28/2026	—	—	—	4,914,087
3/1/2026 - 3/31/2026	800,000	11.31	800,000	14,114,087
Total	1,185,000	$12.84	1,185,000
(1) On March 24, 2025, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
(2) On March 9, 2026, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
(3) Subsequent to the first quarter of 2026, we adopted a Rule 10b-18 and 10b5-1 trading plan which allows the Company to purchase shares of our common stock under our announced repurchase programs during certain restricted blackout periods. During the term of the Rule 10b-18 and10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and 10b5-1 trading plan.
(4) As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1
Margin Loan Pay-Off Letter, dated March 6, 2026, by and among Cannae Funding A, LLC, the lenders from time to time thereto Bank of America as administrative agent and calculation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 9, 2026).

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

Date:	May 11, 2026	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Bryan D. Coy
Bryan D. Coy
Chief Financial Officer (Principal Financial and Accounting Officer)