Form 10-Q
period 2026-06-30
Cannae Holdings, Inc.
filed 2026-08-10
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2026 there were 43,374,227 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2026
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$70.4	$182.0
Income taxes receivable	47.2	48.8
Other current assets	36.3	25.7
Assets held for sale - see Note K	37.2	—
Total current assets	191.1	256.5
Investments in unconsolidated affiliates	637.6	643.5
Equity securities, without a readily determinable fair value	139.9	147.3
Equity securities, at fair value	110.9	1.4
Lease assets	95.5	116.9
Property and equipment, net	42.7	49.0
Goodwill	21.3	53.4
Deferred tax asset	1.0	0.6
Other intangible assets, net	11.3	13.2
Other long-term investments and non-current assets	7.1	27.1
Total assets	$1,258.4	$1,308.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$87.7	$91.9
Lease liabilities, current	15.5	15.4
Deferred revenue	19.5	16.1
Notes payable, current	5.4	6.3
Liabilities held for sale - see Note K	25.5	—
Total current liabilities	153.6	129.7
Lease liabilities, long-term	114.3	122.8
Notes payable, long-term	64.5	64.5
Deferred tax liability	1.9	—
Accounts payable and other accrued liabilities, long-term	12.2	12.8
Total liabilities	346.5	329.8
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of June 30, 2026 and December 31, 2025; issued of 95,325,106 and 94,925,400 shares as of June 30, 2026 and December 31, 2025, respectively, and outstanding of 43,366,802 and 46,703,745 shares as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Retained earnings	3.4	11.5
Additional paid-in capital	2,046.8	2,040.5
Less: Treasury stock, 51,958,304 and 48,221,655 shares as of June 30, 2026 and December 31, 2025, respectively, at cost	(1,092.6)	(1,046.5)
Accumulated other comprehensive income	—	6.5
Total Cannae shareholders' equity	957.6	1,012.0
Noncontrolling interests	(45.7)	(32.9)
Total equity	911.9	979.1
Total liabilities and equity	$1,258.4	$1,308.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues:
Restaurant revenue	$92.0	$101.9	$183.9	$201.0
Other operating revenue	10.2	8.3	14.5	12.4
Total operating revenues	102.2	110.2	198.4	213.4
Operating expenses:
Cost of restaurant revenue	85.3	90.8	169.2	181.8
Personnel costs	12.9	36.2	24.1	50.4
Depreciation and amortization	2.4	3.0	5.0	6.1
Other operating expenses, including asset impairments	26.3	41.1	46.9	57.4
Goodwill impairment	32.1	—	32.1	—
Total operating expenses	159.0	171.1	277.3	295.7
Operating loss	(56.8)	(60.9)	(78.9)	(82.3)
Other income (expense):
Interest, investment and other income	3.5	4.8	5.6	6.2
Interest expense	(1.2)	(3.3)	(3.5)	(7.1)
Recognized gains (losses), net	82.8	(76.2)	75.6	(69.0)
Total other income (expense)	85.1	(74.7)	77.7	(69.9)
Income (loss) before income taxes and equity in income (losses) of unconsolidated affiliates	28.3	(135.6)	(1.2)	(152.2)
Income tax expense (benefit)	1.7	(1.8)	2.2	18.4
Income (loss) before equity in income (losses) of unconsolidated affiliates	26.6	(133.8)	(3.4)	(170.6)
Equity in income (losses) of unconsolidated affiliates	1.8	(95.7)	(4.0)	(97.6)
Net income (loss) from continuing operations	28.4	(229.5)	(7.4)	(268.2)
Net loss from discontinued operations, net of tax - see Note J	—	(11.0)	—	(87.3)
Net income (loss)	28.4	(240.5)	(7.4)	(355.5)
Less: Net loss attributable to noncontrolling interests	(9.1)	(1.7)	(12.8)	(3.7)
Net income (loss) attributable to Cannae Holdings, Inc. common shareholders	$37.5	$(238.8)	$5.4	$(351.8)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net income (loss) from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$37.5	$(227.8)	$5.4	$(264.5)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	—	(11.0)	—	(87.3)
Net income (loss) attributable to Cannae Holdings, Inc. common shareholders	$37.5	$(238.8)	$5.4	$(351.8)

Earnings per share
Basic
Net income (loss) per share from continuing operations	$0.86	$(3.75)	$0.12	$(4.30)
Net loss per share from discontinued operations	—	(0.18)	—	(1.42)
Net income (loss) per share	$0.86	$(3.93)	$0.12	$(5.72)
Diluted
Net income (loss) per share from continuing operations	$0.86	$(3.75)	$0.12	$(4.30)
Net loss per share from discontinued operations	—	(0.18)	—	(1.42)
Net income (loss) per share	$0.86	$(3.93)	$0.12	$(5.72)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	43.5	60.8	44.7	61.5
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	43.6	60.8	44.8	61.5

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$28.4	$(240.5)	$(7.4)	$(355.5)
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) earnings of investments in unconsolidated affiliates (1)	(6.0)	2.8	(6.5)	0.5
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	—	3.0	—	3.2
Other comprehensive (loss) earnings	(6.0)	5.8	(6.5)	3.7
Comprehensive earnings (loss)	22.4	(234.7)	(13.9)	(351.8)
Less: Comprehensive loss attributable to noncontrolling interests	(9.1)	(1.7)	(12.8)	(3.7)
Comprehensive earnings (loss) attributable to Cannae Holdings, Inc. common shareholders	$31.5	$(233.0)	$(1.1)	$(348.1)
_________________________________

(1)Net of income tax (benefit) expense of $(1.6) million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $(1.7) million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Net of income tax expense of $0.8 million and $0.9 million for three and six months ended June 30, 2025, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, March 31, 2025	94.7	$—	$2,021.0	$446.5	$(21.3)	31.9	$(726.3)	$(23.2)	$1,696.7
Other comprehensive earnings (loss) — unrealized gains and (losses) of investments in unconsolidated affiliates, net of tax	—	—	—	—	2.8	—	—	—	2.8
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	3.0	—	—	—	3.0
Treasury stock repurchases	—	—	—	—	—	5.7	(112.3)	—	(112.3)
Vesting of shares held in trust	—	—	—	—	—	(0.7)	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	11.2	—	—	—	—	—	11.2
Stock-based compensation, unconsolidated affiliates	—	—	3.2	—	—	—	—	—	3.2
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	(7.6)	—	—	—	—	(7.6)
Net loss	—	—	—	(238.8)	—	—	—	(1.7)	(240.5)
Balance, June 30, 2025	94.7	$—	$2,035.4	$200.1	$(15.5)	36.9	$(838.6)	$(24.7)	$1,356.7

Balance, March 31, 2026	95.3	$—	$2,043.5	$(27.5)	$6.0	49.7	$(1,063.1)	$(36.5)	$922.4
Other comprehensive earnings (loss) — unrealized gains and (losses) of investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.0)	—	—	—	(6.0)
Treasury stock repurchases	—	—	—	—	—	2.3	(29.4)	—	(29.4)
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation, consolidated subsidiaries	—	—	2.0	—	—	—	—	—	2.0
Stock-based compensation, unconsolidated affiliates	—	—	1.3	—	—	—	—	—	1.3
Other activity in non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	(6.6)	—	—	—	—	(6.6)
Net income (loss)	—	—	—	37.5	—	—	—	(9.1)	28.4
Balance, June 30, 2026	95.3	$—	$2,046.8	$3.4	$—	52.0	$(1,092.6)	$(45.7)	$911.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive earnings (loss) — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	0.5	—	—	—	0.5
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	3.2	—	—	—	3.2
Treasury stock repurchases	—	—	—	—	—	5.7	(112.3)	—	(112.3)
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.3	—	—	—
Vesting of shares held in trust	—	—	—	—	—	(0.7)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, consolidated subsidiaries	—	—	14.9	—	—	—	—	—	14.9
Stock-based compensation, unconsolidated affiliates	—	—	7.2	—	—	—	—	—	7.2
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	(15.2)	—	—	—	—	(15.2)
Net loss	—	—	—	(351.8)	—	—	—	(3.7)	(355.5)
Balance, June 30, 2025	94.7	$—	$2,035.4	$200.1	$(15.5)	36.9	$(838.6)	$(24.7)	$1,356.7

Balance, December 31, 2025	94.9	$—	$2,040.5	$11.5	$6.5	48.2	$(1,046.5)	$(32.9)	$979.1
Other comprehensive earnings (loss ) — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(6.5)	—	—	—	(6.5)
Treasury stock repurchases	—	—	—	—	—	3.5	(44.8)	—	(44.8)
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.3	—	—	—
Vesting of shares held in trust	—	—	—	—	—	(0.1)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.3)	—	(1.3)
Stock-based compensation, consolidated subsidiaries	—	—	4.2	—	—	—	—	—	4.2
Stock-based compensation, unconsolidated affiliates	—	—	2.1	—	—	—	—	—	2.1
Dividends declared	—	—	—	(13.5)	—	—	—	—	(13.5)
Net loss	—	—	—	5.4	—	—	—	(12.8)	(7.4)
Balance, June 30, 2026	95.3	$—	$2,046.8	$3.4	$—	52.0	$(1,092.6)	$(45.7)	$911.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(7.4)	$(355.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.0	6.1
Equity in losses of unconsolidated affiliates	4.0	97.6
Distributions from investments in unconsolidated affiliates	0.6	3.1
Recognized (gains) losses and asset impairments, net	(34.1)	69.0
Lease asset amortization	5.9	6.8
Stock-based compensation expense	4.2	14.9
Net loss from discontinued operations - see Note J	—	87.3
Changes in assets and liabilities:
Other assets	3.3	2.9
Lease liabilities	(8.2)	(7.7)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(2.7)	20.3
Income taxes	3.0	42.7
Net cash used in operating activities	(26.4)	(12.5)
Cash flows from investing activities:
Additions to property and equipment and other intangible assets	(4.9)	(3.9)
Proceeds from sales of property and equipment	—	1.7
Proceeds from sale of investments in unconsolidated affiliates, equity securities and other long-term investments	7.1	103.1
Additional investments in unconsolidated affiliates	(15.0)	(30.1)
Purchases of other long-term investments	(3.3)	(7.0)
Distributions from investments in unconsolidated affiliates	4.7	7.5
Proceeds from sale and maturity of short-term investment securities	—	6.2
Consideration transferred for acquisition of Exeter Rugby Group	(9.6)	—
Net cash (used in) provided by investing activities	(21.0)	77.5
Cash flows from financing activities:
Borrowings	1.5	0.6
Debt service payments	(2.3)	(0.7)
Other activity in non-controlling interests	(0.1)	0.2
Payment for vested shares withheld for taxes and in treasury	(1.3)	(1.6)
Dividends paid	(13.5)	(15.4)
Treasury stock repurchases	(46.9)	(112.9)
Net cash used in financing activities	(62.6)	(129.8)
Net decrease in cash and cash equivalents	(110.0)	(64.8)
Cash and cash equivalents classified as held for sale	(1.6)	—
Cash and cash equivalents at beginning of period	182.0	131.5
Cash and cash equivalents at end of period	$70.4	$66.7

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
Description of the Business
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies, which we are committed to supporting for the long term. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business, and we have no preset time constraints dictating when we sell or dispose of our businesses. We believe that our long-term ownership and active involvement in the management and operations of companies helps maximize the value of those businesses for our shareholders. Our primary assets as of June 30, 2026 include our ownership interests in Alight, Inc. ("Alight"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC"); JANA Partners Capital, LLC, JANA Partners Management, LP and JANA Partners Management GP, LLC (together, "JANA" or "JANA Partners"); Space Exploration Technologies Corp. ("SpaceX"); Computer Services, Inc. ("CSI"); Watkins Holdings, LLC ("Watkins"); JANA Strategic Investments Benchmark Fund ("JANA Fund"); Exeter Rugby Group ("Exeter" or "ERG"), High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); O'Charley's Holdings, LLC ("O'Charley's"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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
Recent Developments
Black Knight Football
In January 2026, BKFC purchased the remaining 60% equity interest in FC Lorient ("FCL") for total consideration of $70.3 million including cash of $40.7 million and stock of BKFC of $29.6 million and BKFC now holds a 100% ownership interest in the club. During the six months ended June 30, 2026, the Company invested $14.6 million in BKFC. As of June 30, 2026, we held a 42.4% ownership interest in BKFC.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

See Note B - Investments for further discussion of our accounting for our ownership interest in BKFC and other equity method investments.
Exeter Rugby
On June 29, 2026, Cannae, through its newly formed subsidiary Black Knight Rugby, LLC ("Black Knight Rugby" or "BKR"), acquired 100% of the ownership interests in Exeter (the "Exeter Acquisition"), a professional rugby club based in England which competes in the top division of the English rugby union system.
See Note L - Acquisitions for further discussion of our accounting for the Exeter Acquisition.
Brasada Ranch
On July 15, 2026, Cannae closed on the sale of its 87% equity interest in Brasada Ranch to a company owned by William P. Foley, II ("Mr. Foley") for $20.7 million (the "Brasada Sale"). The Brasada Sale represents an estimated enterprise value for Brasada of approximately $40 million, including the assumption of approximately $17 million of debt on the property by the buyer. As a result of the Brasada Sale, the assets and liabilities of Brasada are presented as held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2026.
The sales price of the Brasada Sale was satisfied in exchange for the termination of the Put Right (as defined below). In connection therewith, the Company entered into a letter agreement (the "Letter Agreement") with Mr. Foley dated July 15, 2026 that amends the Director Services Agreement by and between the Company and Mr. Foley dated May 12, 2025 (the "DSA") to delete the portion of the DSA which permitted Mr. Foley to exercise the Put Right.
The Brasada Sale was reviewed and unanimously approved by Cannae’s Related Person Transaction Committee, as well as by Cannae’s Board of Directors, and Mr. Foley did not participate in the Board’s deliberations and did not vote on the Brasada Sale.
See Put Right section below and Note C - Fair Value Measurements for further discussion of the fair value of the Put Right and Note K - Assets Held for Sale for further discussion of accounting for the Brasada Sale.
Watkins
On July 30, 2026, Cannae completed the sale of its 49.3% ownership interest in Watkins to KDSA Investment Partners for $90.0 million in cash proceeds.
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
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three months ended June 30, 2026, we repurchased a total of 2,242,500 shares of Cannae common stock for approximately $29.1 million in the aggregate, or an average of $12.99 per share under the 2025 Repurchase program. During the six months ended June 30, 2026, we repurchased a total of 3,427,500 shares of Cannae common stock for approximately $44.3 million in the aggregate, or an average of $12.94 per share under the 2025 Repurchase program. Since the original commencement of the 2025 Repurchase Program through market close on August 7, 2026, we have repurchased a total of 8,128,413 shares of Cannae common stock for approximately $124.9 million in the aggregate, or an average of $15.36 per share. As of the date of this Quarterly Report, there are 1,871,587 shares available for repurchase under the 2025 Repurchase Program.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following dividends were declared by our Board in 2026:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 23, 2026	March 17, 2026	March 31, 2026	$0.15
May 7, 2026	June 16, 2026	June 30, 2026	$0.15
August 6, 2026	September 16, 2026	September 30, 2026	$0.15
Related Party Transactions
During the three and six months ended June 30, 2026, we did not record any management fee and termination fee expenses with Trasimene Capital Management, LLC ("Former Manager"). The Company's agreement with our Former Manager was terminated in May 2025 and all expenses for the termination were recorded in 2025. The Company paid the Former Manager $11.4 million in the six months ended June 30, 2026 associated with the termination.
During the three and six months ended June 30, 2025, we incurred management fee expenses with our Former Manager of $17.1 million and $19.0 million, respectively, and termination fee expenses with our Former Manager of $8.3 million and $9.9 million, respectively. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2026, there were no antidilutive shares of restricted stock outstanding which were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2025, shares of restricted stock outstanding were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be antidilutive due to net losses.
Put Right
On May 12, 2025, we entered into the DSA with Mr. Foley which included a provision for Cannae to repurchase half of the common stock beneficially owned by Mr. Foley at the greater of $19.50 per share of common stock or 20% in excess of the trading price of our common stock at the time such shares are sold back to the Company (the "Put Right"). The Put Right could have been exercised at the option of Mr. Foley beginning January 1, 2026. As of June 30, 2026 there were 2,421,174 shares of the Company's common stock that were subject to the Put Right which represented 50% of the shares held by Mr. Foley. Based on the price of the Company's common stock as of June 30, 2026, the gross amount that could have been paid to settle the Put Right and repurchase the underlying common stock was $47.2 million.
In connection with the Brasada Sale, the Put Right was terminated effective July 15, 2026, by amending the DSA pursuant to the Letter Agreement.
Prior to the termination of the Put Right, the Company accounted for the Put Right as a liability at fair value in accordance with the guidance in Accounting Standards Codification ("ASC") 480 and ASC 815. The liability for the Put Right is included in Accounts payable and other accrued liabilities, current on our Condensed Consolidated Balance Sheets as of June 30, 2026. The initial measurement and subsequent changes in fair value of the Put Right are recorded in Recognized losses, net in our Condensed Consolidated Statements of Operations for the three and six month period ended June 30, 2026.
See Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Goodwill
During the three months ended June 30, 2026, in connection with the Company's ongoing evaluation of strategic alternatives for the Restaurant Group as well as management's review of the reporting unit's operating results and future cash

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

flow projections, the Company determined that it was more likely than not that the fair value of its 99 Restaurants reporting unit was less than its carrying value.
As a result, the Company performed a quantitative goodwill impairment test as of June 30, 2026 in accordance with ASC 350. Using a market approach, we determined the estimated fair value of our 99 Restaurants reporting unit was $38.0 million as of June 30, 2026. The estimated fair value of $38.0 million was compared to the reporting unit's carrying amount of $70.1 million, resulting in an excess of carrying amount over fair value. As a result, the Company recognized a goodwill impairment loss of $32.1 million during the three months ended June 30, 2026, which is reflected within Goodwill impairment in the Condensed Consolidated Statements of Operations. Following the impairment, the goodwill balance associated with the 99 Restaurants reporting unit, which is included in the Company's Restaurant Group segment, was reduced from $53.4 million to $21.3 million.
Income Taxes
Our effective tax rate was 6.0% and 1.3% in the three months ended June 30, 2026 and 2025, respectively, and (183.3)% and (12.1)% in the six months ended June 30, 2026 and 2025. The change in the effective tax rate in the six-month period ended June 30, 2026 compared to the corresponding prior year period was primarily attributable to recording a valuation allowance in the prior year period of $84.8 million and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
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
Management evaluated the materiality of the error on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that the error is not material and did not result in a material misstatement to its previously issued consolidated financial statements as of and for the year ended December 31, 2025. However, correcting the cumulative effect of this error in the first quarter of 2026 would have had a material effect on the results of operations for that period. Therefore, the relevant prior periods’ financial statements and related footnotes, for this error for comparative purposes, have been corrected. Previously reported financial information for this immaterial error will be corrected in future filings, as applicable.
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
Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of June 30, 2026 and December 31, 2025, consisted of the following:

	Ownership at June 30, 2026	June 30, 2026	December 31, 2025
		(In millions)
BKFC	42.4%	$160.2	$147.3
JANA Partners	50.0%	139.9	141.1
CSI	6.4%	98.5	101.2
Watkins	49.3%	75.2	73.2
Alight	7.7%	71.1	73.8
JANA Fund	3.1%	44.3	50.2
Other	various	48.4	56.7
Total		$637.6	$643.5
Equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2026 and 2025, consisted of the following:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
BKFC	$10.5	$(12.3)	6.1	(22.7)
JANA Partners	0.4	0.4	0.8	2.8
CSI	(2.6)	—	(2.6)	15.7
Watkins	0.5	(0.1)	3.3	(4.8)
Alight	(0.8)	(81.7)	(2.9)	(83.6)
JANA Fund	(4.6)	—	(5.9)	—
Other	(1.6)	(2.0)	(2.8)	(5.0)
Total	$1.8	$(95.7)	$(4.0)	$(97.6)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Alight
Based on quoted market prices, the fair value of our ownership in Alight common stock was $22.7 million as of June 30, 2026. Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$511.0	$528.0	$1,045.0	$1,076.0
Depreciation and amortization	105.0	100.0	209.0	201.0
Interest expense	(24.0)	(22.0)	(48.0)	(44.0)
Gross profit	142.0	176.0	298.0	347.0
Net loss from continuing operations	(10.0)	(1,073.0)	(29.0)	(1,090.0)
Net loss from discontinued operations	—	(1.0)	—	(9.0)
Net loss attributable to Alight	(10.0)	(1,073.0)	(29.0)	(1,098.0)
BKFC
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We report our equity in the earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three and six months ended June 30, 2026 and 2025 includes our equity in Black Knight Football’s earnings (losses) for the three and six months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
	(In millions)
Total revenues	$88.7	$61.2	$166.7	$132.5
Depreciation and amortization	47.7	28.0	79.1	55.2
Interest expense	8.5	5.8	16.0	10.1
Operating loss	(20.7)	(23.7)	(35.9)	(36.8)
Losses of unconsolidated affiliates	—	2.3	(3.6)	(3.1)
Net income (loss) attributable to BKFC	23.8	(26.1)	6.1	(47.5)
JANA Partners
Summarized statement of operation information for JANA Partners for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We account for our ownership interest in JANA Partners as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. Accordingly, our net earnings (loss) for the three and six months ended June 30, 2026 and 2025 includes our equity in JANA’s earnings (losses) for the three and six months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
	(In millions)
Total revenues	$5.2	$5.8	$11.1	$25.7
Operating income	1.5	2.1	3.8	16.7

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity Securities
Recognized (losses) gains, net on the Condensed Consolidated Statements of Operations consisted of the following losses on equity securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Net gains (losses) recognized during the period on equity securities	$86.8	$(7.9)	$86.4	$(18.2)
Less: net gains (losses) recognized during the period on equity securities sold, transferred or disposed during the period	3.4	—	3.0	—
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$83.4	$(7.9)	$83.4	$(18.2)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost adjusted for any impairment or changes resulting from observable price changes in orderly market transactions. As of June 30, 2026 and December 31, 2025, we have $139.9 million and $147.3 million, respectively, recorded for such investments, which is included in Equity securities, without a readily determinable fair value on our Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026 and 2025, we have not recorded any material upward or downward adjustments to these investments due to price changes or impairments.
The Company holds an equity interest in SpaceX, acquired in January 2023 as part of a tender offer. Prior to June 12, 2026, this investment did not have a readily determinable fair value and was accounted for under the measurement alternative under ASC 321-10-35-2 as noted above. As of March 31, 2026, the carrying value of the investment was $27.5 million. On June 12, 2026, SpaceX completed its initial public offering and began trading on the Nasdaq under the ticker symbol "SPCX." As a result, the Company's investment no longer qualifies for the measurement alternative as the security now has a readily determinable fair value. Upon the occurrence of the IPO which created an observable fair market value for SpaceX, the Company remeasured its investment to a fair value of $110.9 million as of June 30, 2026, resulting in a gain of $83.4 million, which was included in Recognized gains (losses), net on the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026, in accordance with ASC 321-10-35-1.
See Note C - Fair Value Measurements for further information on the fair value of our investment in SpaceX.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$70.4	$—	$—	$70.4
Equity securities:
SpaceX	110.9	—	—	110.9
Total equity securities	110.9	—	—	110.9
Total assets	$181.3	$—	$—	$181.3
Liabilities:
Put Right	$—	$20.7	$—	$20.7
Total accounts payable and other accrued liabilities, current	—	20.7	—	20.7
Total liabilities	$—	$20.7	$—	$20.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$182.0	$—	$—	182.0
Equity securities:
Other	1.4	—	—	1.4
Total equity securities	1.4	—	—	1.4
Total assets	$183.4	$—	$—	$183.4
Liabilities:
Put Right	$—	$15.0	$—	$15.0
Total accounts payable and other accrued liabilities, current	—	15.0	—	15.0
Total liabilities	$—	$15.0	$—	$15.0
As of June 30, 2026, the Put Right was accounted for at fair value using a market approach based on the value implied by the Brasada Sale. In connection with the Brasada Sale, the Put Right was terminated effective July 15, 2026, pursuant to the Letter Agreement.
See Note A - Basis of Financial Statements for further discussion of the Brasada Sale.
As of December 31, 2025, the Put Right was accounted for at fair value calculated using a Monte Carlo Simulation with Level 2 fair value hierarchy inputs. The valuation model utilized the stock price and growth rate of the Company's common stock, the two-year duration of the DSA, the implied volatility of the Company's common stock using comparable public companies and a discount rate based on US treasury securities of similar duration to the Put Right.
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires reconsideration. If the Company is determined to be the

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended June 30, 2026 and December 31, 2025, we are not the primary beneficiary of any VIEs.
Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of June 30, 2026 and December 31, 2025, of which we are not the primary beneficiary:

	June 30, 2026		December 31, 2025
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$343.5	$343.5	$341.1	$341.1
Other current assets or Other long-term investments and non-current assets	12.2	12.2	9.5	9.5
Investments in Unconsolidated Affiliates
As of June 30, 2026 and December 31, 2025, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI, the JANA Fund and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
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
Note E — Segment Information
As of June 30, 2026, Cannae has identified four reportable segments: Restaurant Group, Alight, BKFC and JANA. The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of O'Charley's and 99 Restaurants in which we have 65.4% and 88.5% ownership interests, respectively. O'Charley's and 99 Restaurants and their affiliates are the owners and operators of the O'Charley's and Ninety Nine Restaurants restaurant concepts, respectively.
•Alight. This segment consists of our 7.7% ownership interest in Alight. Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leave benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, their intuitive, cloud-based employee engagement platform. Through Alight Worklife, Alight believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals. Our chief operating decision maker ("CODM") reviews the financial results of Alight for purposes of assessing performance and allocating resources. Thus, we consider Alight an operating segment. We account for Alight using the equity method of accounting, and therefore, its results do not consolidate into ours.
•Black Knight Football. This segment consists of our 42.4% ownership interest in BKFC. BKFC is a partnership led by Mr. Foley, which owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club, FC Lorient ("FCL"), a French Ligue 1 football club and Moreirense Futebol Clube ("MFC"), a Portuguese Primeira Liga Football club. BKFC purchased the remaining equity interest in FCL in January 2026 and now holds a 100% ownership interest in FCL. Prior to January 2026, BKFC held a 40% interest in FCL. BKFC acquired its controlling interest in MFC in June 2025. BKFC aims to grow into a leading multi-club operator of football assets across the world. Our CODM reviews the financial results of Black Knight Football for purposes of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three and six months ended June 30, 2026 and 2025 includes our equity in losses of BKFC for the three and six months ended March 31, 2026 and 2025, respectively.
•JANA Partners. This segment consists of our 50.0% ownership interest in JANA Partners. JANA is an investment manager founded in 2001. Our CODM reviews the financial results of JANA Partners for purposes of assessing performance and allocating resources and thus we consider JANA an operating segment. We account for our ownership of JANA Partners using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of JANA on a three-month lag. Accordingly, our net earnings (loss) for the three and six months ended June 30, 2026 and 2025 includes our equity in JANA’s earnings for the three and six months ended March 31, 2026 and 2025, respectively.
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
See Note B - Investments for additional summarized financial information of Alight, BKFC and JANA.
As of and for the three months ended June 30, 2026:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$92.0				$92.0	$—	$92.0
Other revenues	—				—	10.2	10.2
Total revenues	92.0				92.0	10.2	102.2
Expenses
Cost of revenue	85.3				85.3
Depreciation and amortization	1.7				1.7
Other segment items (1)	52.3				52.3
Interest expense	1.9				1.9
Equity in (loss) earnings of unconsolidated affiliates	—	(0.8)	10.5	0.4	10.1
Net (loss) earnings from continuing operations	$(49.2)	$(0.8)	$10.5	$0.4	$(39.1)	$67.5	$28.4
Assets	$179.3	$71.1	$160.2	$139.9	$550.5	$707.9	$1,258.4
Goodwill	21.3				21.3	—	21.3

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$101.9				$101.9	$—	$101.9
Other revenues	—				—	8.3	8.3
Total revenues	101.9				101.9	8.3	110.2
Expenses
Cost of revenue	90.8				90.8
Depreciation and amortization	2.5				2.5
Other segment items (1)	10.4				10.4
Interest expense	1.6				1.6
Equity in (losses) earnings of unconsolidated affiliates	—	(81.7)	(12.3)	0.4	(93.6)
Net (loss) earnings from continuing operations	$(3.4)	$(81.7)	$(12.3)	$0.4	$(97.0)	$(132.5)	$(229.5)
Assets	$260.9	$229.1	$106.0	$56.9	$652.9	$1,132.9	$1,785.8
Goodwill	53.4				53.4	—	53.4
As of and for the six months ended June 30, 2026:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$183.9				$183.9	$—	$183.9
Other revenues	—				—	14.5	14.5
Total revenues	183.9				183.9	14.5	198.4
Expenses
Cost of revenue	169.2				169.2
Depreciation and amortization	3.7				3.7
Other segment items (1)	69.7				69.7
Interest expense	3.7				3.7
Equity in (losses) earnings of unconsolidated affiliates	—	(2.9)	6.1	0.8	4.0
Net (loss) earnings from continuing operations	$(62.4)	$(2.9)	$6.1	$0.8	$(58.4)	$51.0	$(7.4)
Assets	$179.3	$71.1	$160.2	$139.9	$550.5	$707.9	$1,258.4
Goodwill	21.3				21.3	—	21.3

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$201.0				$201.0	$—	$201.0
Other revenues	—				—	12.4	12.4
Total revenues	201.0				201.0	12.4	213.4
Expenses
Cost of revenue	181.8				181.8
Depreciation and amortization	4.9				4.9
Other segment items (1)	19.6				19.6
Interest expense	3.1				3.1
Equity in (losses) earnings of unconsolidated affiliates	—	(83.6)	(22.7)	2.8	(103.5)
Net (loss) earnings from continuing operations	$(8.4)	$(83.6)	$(22.7)	$2.8	$(111.9)	$(156.3)	$(268.2)
Assets	$260.9	$229.1	$106.0	$56.9	$652.9	$1,132.9	$1,785.8
Goodwill	53.4				53.4	—	53.4
_____________________________________
(1) "Other segment items" includes restaurant corporate personnel costs, advertising, professional fees and recognized gains and losses, net.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$92.0	$101.9	$183.9	$201.0
Total restaurant revenue		92.0	101.9	183.9	201.0
Other operating revenue:
Real estate and resort	Corporate and other	10.2	8.3	14.5	12.3
Other	Corporate and other	—	—	—	0.1
Total other operating revenue		10.2	8.3	14.5	12.4
Total operating revenues		$102.2	$110.2	$198.4	$213.4
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2026	December 31, 2025
	(In millions)
Trade receivables, net	$7.1	$7.6
Deferred revenue (contract liabilities)	19.5	16.1
Trade receivables, net are included in Other current assets on our Condensed Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. With the Exeter Acquisition, the deferred revenue also includes match day tickets, season tickets, corporate boxes, VIP memberships, and sponsorships. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenues of $2.2 million and $2.3 million was recognized in the three months ended June 30, 2026 and 2025, respectively, and $3.6 million for each of the six month periods ended June 30, 2026 and 2025, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	June 30, 2026	December 31, 2025
	(In millions)
FNF Revolver	$47.5	$47.5
Exeter 2027 bond	13.8	—
Other	8.6	23.3
Notes payable, total	$69.9	$70.8
Less: Notes payable, current	5.4	6.3
Notes payable, long term	$64.5	$64.5
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
On March 6, 2026, the Company prepaid in full all outstanding obligations under the 2020 Margin Facility and terminated the Margin Loan Agreement. There were no outstanding principal or interest advances under the Margin Loan Agreement as of the termination date and the 40 million shares of Alight that were pledged as collateral for borrowings were delivered back to the Company.

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
As of June 30, 2026, there was a $47.5 million outstanding principal amount which incurred interest at 5.0% and there is no available borrowing capacity under the FNF Revolver.
Exeter Rugby
In connection with the Exeter Acquisition, Black Knight Rugby assumed two unsecured debentures previously issued by Exeter that remained outstanding following the transaction. Other Exeter-level indebtedness outstanding prior to the acquisition was repaid concurrently with the closing of the transaction.
The 150th debenture is due to mature in November 2031 and bears a nominal interest rate of 0% as the holders of the debenture are entitled to a 15% discount on the value of a season ticket in lieu of cash interest. The carrying amount assumed at acquisition was approximately $3.2 million.
The 2027 bond matures on November 30, 2027 and bears a nominal interest rate of 5.5%. The carrying amount assumed at acquisition was approximately $13.8 million.
In the aggregate, these two instruments represent the $17.0 million of notes payable reflected in the preliminary purchase price allocation. Both instruments were recorded at their assumed fair value as of the acquisition date, which approximated carrying value given the debentures' terms. This fair value is preliminary and subject to change as the Company finalizes its purchase price allocation.
See Note L - Acquisitions for further discussion of our accounting of the Exeter Acquisition.
Gross principal maturities of notes payable at June 30, 2026 are as follows (in millions):

2026 (remaining)	$5.4
2027	13.8
2028	—
2029	—
2030	47.5
Thereafter	3.2
Total	$69.9
At June 30, 2026, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.
Note H — Commitments and Contingencies
Legal Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of June 30, 2026 and December 31, 2025, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of June 30, 2026 to determine the amount of the obligations. Purchase obligations as of June 30, 2026 are as follows (in millions):

2026 (remaining)	$22.3
2027	8.4
2028	3.1
2029	—
2030	—
Thereafter	—
Total purchase commitments	$33.8
Other Contingencies
On May 12, 2025, we entered into an agreement to acquire an additional 30% ownership interest in JANA Partners in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

achieves certain assets under management ("AUM") thresholds by certain dates (the "JANA Contingent Consideration"). The total potential liability of $26.0 million for the JANA Contingent Consideration is bifurcated into two tranches as follows: (1) a payment of $16.0 million if JANA Partners achieves an AUM threshold from September 2026 through December 2028 (the "Initial Payment") and (2) a payment of $10 million if JANA Partners achieves an AUM threshold as of December 31, 2028 (the "Additional Payment"). We consider the Initial Payment probable and have included $16.0 million in the basis of our investment in JANA Partners and a corresponding liability in Accounts payable and other accrued liabilities, current in our Condensed Consolidated Balance Sheet as of June 30, 2026. We do not consider the Additional Payment to be probable as of June 30, 2026.
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Six months ended June 30,
	2026	2025
	(In millions)
Cash paid during the period:
Interest	$1.7	$4.0
Income taxes, net of refunds	(1.1)	(24.3)
Non-cash investing and financing activities:
Equity in Fulfillment received as consideration in the WD Transaction	—	6.8
Exchange of real estate as repayment of debt	—	(12.2)
Note J — Discontinued Operations
Dun & Bradstreet
On March 24, 2025, Dun & Bradstreet ("D&B") entered into a definitive agreement to be acquired (the "D&B Sale"). As a result of the transaction, D&B is presented as a discontinued operation in our Consolidated Financial Statements for the year ended December 31, 2025. Through the date of the D&B Disposition (as defined below), we continued to exert significant influence over D&B and therefore we continued to account for this investment under the equity method of accounting. As a result of the reclassification of our investment in D&B as held for sale and a discontinued operation, we marked our investment in D&B to the fair market value implied by the stock price beginning as of March 31, 2025 and recorded an impairment of $68.1 million in the six months ended June 30, 2025, which is included in Net losses from discontinued operations, net of tax on our Condensed Consolidated Statement of Operations.
On August 26, 2025, the D&B Sale closed and Cannae completed the disposition of its ownership interests in D&B for aggregate proceeds of $540.3 million in cash in exchange for our remaining 59,048,691 shares of common stock (the "D&B Disposition"). Following the consummation of the D&B Disposition, Cannae no longer has any ownership interest in D&B.
A reconciliation of the operations of D&B to the Condensed Consolidated Statement of Operations is presented below :

	Three months ended June 30, 2025	Six months ended June 30, 2025
	(In millions)
Other income (expense):
Recognized losses	$(4.3)	$(76.0)
Equity in losses of unconsolidated affiliates	(6.7)	(11.3)
Loss from discontinued operations before income taxes	(11.0)	(87.3)
Income tax expense (benefit)	—	—
Net loss from discontinued operations, net of tax	$(11.0)	$(87.3)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Statements of Operations is presented below:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	(In millions)
Total revenues	$585.2	$1,165.0
Operating income	12.8	48.1
Loss before income taxes	(34.0)	(48.8)
Net loss	(32.6)	(47.4)
Net income attributable to noncontrolling interest	1.1	2.1
Net loss attributable to D&B	(33.7)	(49.5)
For the six months ended June 30, 2025, we received quarterly cash dividends from D&B in the amount of $3.5 million which are included in Distributions from investments in unconsolidated affiliates on the Condensed Consolidated Statements of Cash Flows.
Note K — Assets Held for Sale
In the six months ended June 30, 2026, the Company began the process of disposing of Brasada and as a result, we have classified the assets and liabilities of Brasada as assets and liabilities held for sale on our Condensed Consolidated Balance Sheet as of June 30, 2026. On July 15, 2026, the Brasada Sale closed.
The carrying amounts of the major classes of assets and liabilities included as part of the disposal groups classified as held for sale is presented below:

June 30, 2026
(In millions)
Assets
Cash and cash equivalents	$1.6
Trade receivables, net	1.4
Inventory	0.6
Property and equipment, net	23.0
Intangible assets	1.6
Other assets	9.0
Total assets held for sale	$37.2

Liabilities
Accounts payable and other accrued liabilities	$4.8
Deferred revenue	3.4
Notes payable	17.3
Total liabilities held for sale	$25.5
The disposal group is measured at the lower of its carrying amount or fair value less costs to sell. Because the fair value less costs to sell exceed the carrying amount of Brasada, we did not need to record an impairment loss as a result of classifying Brasada as held for sale. Brasada is included in the Corporate and other segment.
Note L — Acquisitions
On June 29, 2026, Cannae completed the Exeter Acquisition. Total consideration transferred included $1 to purchase the equity of Exeter and $9.6 million to settle an outstanding loan of Exeter which was required to be paid as a result of our acquisition. Black Knight Rugby and Exeter also entered into an intercompany loan agreement of $26.0 million (the "Intercompany Loan"), which was funded at close of the Exeter Acquisition. Exeter used the proceeds from the Intercompany Loan to pay existing liabilities, including the settlement of the $9.6 million loan included in consideration transferred, and retained the remaining balance on its balance sheet. The Intercompany Loan eliminates upon consolidation in accordance with

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

ASC 810, Consolidation. The Exeter Acquisition reflects the Company's continued strategy of concentrating its portfolio on sports and entertainment-related assets.
The acquisition was accounted for as a business combination pursuant to ASC 805, Business Combinations. Because Exeter's financial information is not expected to be available to the Company on a timely basis consistent with the Company's reporting timetable, the Company will consolidate Exeter using a reporting lag of three months, as permitted by ASC 810-10-45-12. Based on the timing of the Exeter Acquisition, our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 does not include any activity for Exeter. The activity for Exeter will be included in the Company's Consolidated Statement of Operations for the year ended December 31, 2026 when it will include Exeter's results of operations for the three months ended September 30, 2026. The Company will give recognition, through disclosure or adjustment, to the intervening events or transactions between Exeter's most recent available financial information and the Company's period end that materially affect the Company's consolidated financial position or results of operations.
The purchase price allocation for the Exeter Acquisition is preliminary and subject to change as the Company obtains additional information necessary to finalize the valuation of assets acquired and liabilities assumed, including property and equipment (most notably Exeter's Sandy Park stadium), investment in Premiership Rugby Limited ("PRL"), tradenames and other assets and liabilities. The Company expects to finalize its purchase price allocation within one year from the acquisition date as required by ASC 805.
The following table summarizes the preliminary fair value allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

Fair Value
(In millions)
Property and equipment, net	$20.7
Investment in Premiership Rugby Limited	21.1
Other intangible assets, net	0.7
Other assets	3.7
Total assets acquired	$46.2

Deferred revenue	$9.3
Deferred tax liability	1.9
Debt	17.0
Other liabilities	8.4
Total liabilities assumed	$36.6
Net assets acquired	$9.6
The gross carrying value and weighted average estimated useful lives of Property and equipment and Other intangible assets acquired consists of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life
	(In millions)	(In years)
Property and equipment, net	$20.7	49
Other intangible assets, net (tradenames and trademarks)	0.7	20
Exeter's results of operations were not material to the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026, and accordingly, pro forma financial information have not been presented.
Exeter is included in the Corporate and other segment.
See Note G - Notes Payable for further discussion of the Exeter debt.

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
Seasonality, Macroeconomic Conditions and Other Business Trends
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
Investments in unconsolidated affiliates - impairment monitoring. On an ongoing basis, management monitors the Company's investments in unconsolidated affiliates to determine whether there are indications that the fair value of an investment may be other-than-temporarily below our recorded book value of the investment. Factors considered when determining whether a decline in the fair value of an investment is other-than-temporary, include but are not limited to: the length of time and the extent to which the market value has been less than book value, the financial condition and near-term prospects of the investee, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.

As of June 30, 2026, the book value of our investment in Alight accounted for under the equity method of accounting is $71.1 million. Based on the closing stock price of Alight common shares as of June 30, 2026 and July 31, 2026, the fair value of our investment in Alight was $22.7 million and $34.4 million, respectively. While the fair value of our investment in Alight is currently below our book value as of June 30, 2026, the fair value has only been below book value for approximately six months. Though we do not currently believe our investment in Alight is other than temporarily impaired, because the fair value is below the book value of our investment as of June 30, 2026, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
Accounting for Income Taxes. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss ("NOL") and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates and laws on deferred taxes, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.
As of June 30, 2026, the Company has a net deferred tax asset of $1.0 million, which is primarily attributable to temporary differences for certain state income taxes, and a deferred tax liability of $1.9 million related to historical UK corporate taxes of Exeter. The Company continues to record a full valuation allowance on its US federal NOL carryforwards and certain other US deferred taxes related to our ownership interests where it is not more likely than not that the tax benefit will be realized. As of June 30, 2026, our federal valuation allowance was $151.6 million. Additionally, a state valuation allowance of $6.7 million has been recorded representing certain state NOLs where it is not more likely than not that the tax benefit of certain state NOLs will be realized before the NOLs in those certain states expire.
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

Results of Operations
Consolidated Results of Operations
Net Earnings (Loss). The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Restaurant revenue	$92.0	$101.9	$183.9	$201.0
Other operating revenue	10.2	8.3	14.5	12.4
Total operating revenues	102.2	110.2	198.4	213.4
Operating expenses:
Cost of restaurant revenue	85.3	90.8	169.2	181.8
Personnel costs	12.9	36.2	24.1	50.4
Depreciation and amortization	2.4	3.0	5.0	6.1
Other operating expenses, including asset impairments	26.3	41.1	46.9	57.4
Goodwill impairment	32.1	—	32.1	—
Total operating expenses	159.0	171.1	277.3	295.7
Operating loss	(56.8)	(60.9)	(78.9)	(82.3)
Other income (expense):
Interest, investment and other income	3.5	4.8	5.6	6.2
Interest expense	(1.2)	(3.3)	(3.5)	(7.1)
Recognized gains (losses), net	82.8	(76.2)	75.6	(69.0)
Total other income (expense), net	85.1	(74.7)	77.7	(69.9)
Income (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	28.3	(135.6)	(1.2)	(152.2)
Income tax expense (benefit)	1.7	(1.8)	2.2	18.4
Income (loss) before equity in earnings (losses) of unconsolidated affiliates	26.6	(133.8)	(3.4)	(170.6)
Equity in earnings (losses) of unconsolidated affiliates	1.8	(95.7)	(4.0)	(97.6)
Net income (loss) from continuing operations	28.4	(229.5)	(7.4)	(268.2)
Net loss from discontinued operations, net of tax	—	(11.0)	—	(87.3)
Net income (loss)	28.4	(240.5)	(7.4)	(355.5)
Less: Net loss attributable to non-controlling interests	(9.1)	(1.7)	(12.8)	(3.7)
Net income (loss) attributable to Cannae Holdings, Inc. common shareholders	$37.5	$(238.8)	$5.4	$(351.8)
For the Three Months Ended June 30, 2026 and 2025
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The material changes in revenues, expenses and pre-tax loss for the three months ended June 30, 2026 and 2025 are discussed in further detail at the segment level below.
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
Recognized gains (losses)
Recognized gains (losses) changed $159.0 million, or 208.7%, in the three months ended June 30, 2026 compared to the corresponding period in 2025. The change in Recognized (losses) gains is discussed in further detail at the segment level below.
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates changed $163.9 million, or 120.9%, in the three months ended June 30, 2026 compared to the corresponding period in 2025.
Income Taxes
Income tax expense (benefit) was $1.7 million and $(1.8) million in the three-month periods ended June 30, 2026 and 2025, respectively. Our effective tax rate was 6.0% and 1.3% in the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended June 30, 2026 compared to the corresponding period in 2025 is attributable to the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in earnings (losses) of unconsolidated affiliates for the three months ended June 30, 2026 and 2025, consisted of the following:

	Three Months Ended June 30,
	2026	2025
	(In millions)
BKFC	$10.5	$(12.3)
JANA Partners	0.4	0.4
CSI	(2.6)	—
Watkins	0.5	(0.1)
Alight	(0.8)	(81.7)
JANA Fund	(4.6)	—
Other	(1.6)	(2.0)
Total	$1.8	$(95.7)
The equity in losses of Alight in the three months ended June 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $983.0 million. The change in net income or loss from our unconsolidated affiliates that are reportable segments is discussed in further detail at the segment level below.
For the Six Months Ended June 30, 2026 and 2025
The following is a discussion of the material fluctuations in our consolidated results of operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The material changes in revenues, expenses and pre-tax loss for the six months ended June 30, 2026 and 2025 are discussed in further detail at the segment level below.
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates changed $151.0 million, or 99.2%, in the six months ended June 30, 2026 compared to the corresponding period in 2025.
Income Taxes
Income tax expense was $2.2 million and $18.4 million in the six-month periods ended June 30, 2026 and 2025, respectively. Our effective tax rate was (183.3)% and (12.1)% in the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the six months ended June 30, 2026 compared to the corresponding period in 2025 is primarily attributable to recording a valuation allowance recorded in the prior year period of $84.8 million and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the six months ended June 30, 2026 and 2025, consisted of the following:

	Six months ended June 30,
	2026	2025
	(In millions)
BKFC	$6.1	$(22.7)
JANA Partners	0.8	2.8
CSI	(2.6)	15.7
Watkins	3.3	(4.8)
Alight	(2.9)	(83.6)
JANA Fund	(5.9)	—
Other	(2.8)	(5.0)
Total	$(4.0)	$(97.6)
The equity in losses of Alight in the six months ended June 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $983.0 million.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenue
Restaurant revenue	$92.0	$101.9	$183.9	$201.0
Total operating revenues	92.0	101.9	183.9	201.0
Operating expenses:
Cost of restaurant revenue	85.3	90.8	169.2	181.8
Personnel costs	4.5	4.1	8.8	8.2
Depreciation and amortization	1.7	2.5	3.7	4.9
Other operating expenses, including asset impairments	16.8	6.3	29.6	11.6
Goodwill impairment	32.1	—	32.1	—
Total operating expenses	140.4	103.7	243.4	206.5
Operating loss	(48.4)	(1.8)	(59.5)	(5.5)
Other (expense) income:
Interest expense	(1.9)	(1.6)	(3.7)	(3.1)
Recognized gains, net	1.1	—	0.8	0.2
Total other expense	(0.8)	(1.6)	(2.9)	(2.9)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(49.2)	$(3.4)	$(62.4)	$(8.4)
For the Three Months Ended June 30, 2026
Total revenues for the Restaurant Group segment decreased $9.9 million, or 9.7%, in the three months ended June 30, 2026, compared to the corresponding period in 2025. The reduction in revenue is primarily attributable to approximately $4.1 million of incremental revenue included in the three months ended June 30, 2025 associated with O'Charley's store locations that were closed prior to the three months ended June 30, 2026 and a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 13.1% and 4.0%, respectively, in the three months ended June 30, 2026 compared to the corresponding period in 2025. The decrease is primarily attributable to our O'Charley's and 99 Restaurants brands decrease in guest counts of 23.8% and 6.4%, respectively, partially offset by an increase in the average amount spent by guests each visit of

14.0% and 2.6%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenue in the period. Cost of restaurant revenue as a percentage of Restaurant revenue was 92.7% and 89.1% in the three months ended June 30, 2026 and 2025, respectively.
Other operating expense for the Restaurant Group segment increased $10.5 million, or 166.7%, in the three months ended June 30, 2026, compared to the corresponding periods in 2025. The change is primarily attributable to a $11.7 million increase in non-cash impairments to property and equipment and lease assets of O'Charley's and 99 Restaurants.
Goodwill impairment for the Restaurant Group segment increased $32.1 million in the three months ended June 30, 2026, compared to the corresponding period in 2025. The Company determined that it was more likely than not that the fair value of its 99 Restaurants reporting unit was less than its carrying value. As such, the Company performed a quantitative goodwill impairment test as of June 30, 2026 which resulted in an associated goodwill impairment loss of $32.1 million.
For the Six Months Ended June 30, 2026
Total revenues for the Restaurant Group segment decreased $17.1 million, or 8.5%, in the six months ended June 30, 2026, compared to the corresponding period in 2025. The reduction in revenue is primarily attributable to approximately $7.9 million of incremental revenue included in the six months ended June 30, 2025 associated with O'Charley's store locations that were closed prior to the six months ended June 30, 2026 and a decline in comparable store sales.
Comparable Store Sales. Comparable store sales for our O'Charley's and 99 Restaurants brands decreased by 12.8% and 3.1%, respectively, in the six months ended June 30, 2026 compared to the comparable period in 2025. The decrease in 2026 is primarily attributable to O'Charley's and 99 Restaurants brands decrease in guest counts of 22.2% and 6.9%, respectively, partially offset by an increase in the average amount spent by guests each visit of 12.1% and 4.1%, respectively. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of Restaurant revenue was 92.0% and 90.4% in the six months ended June 30, 2026 and 2025, respectively.
Other operating expense for the Restaurant Group segment increased $18.0 million, or 155.2%, in the six months ended June 30, 2026, compared to the corresponding period in 2025. The change is primarily attributable to $20.2 million increase in non-cash impairment charges to property and equipment and lease assets of O'Charley's and 99 Restaurants.
Goodwill impairment for the Restaurant Group segment increased $32.1 million in the six months ended June 30, 2026, compared to the corresponding period in 2025. The Company determined that it was more likely than not that the fair value of its 99 Restaurants reporting unit was less than its carrying value. As such, the Company performed a quantitative goodwill impairment test as of June 30, 2026 which resulted in an associated goodwill impairment loss of $32.1 million.
Alight
As of June 30, 2026, we own approximately 7.7% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$511.0	$528.0	$1,045.0	$1,076.0
Depreciation and amortization	105.0	100.0	209.0	201.0
Interest expense	(24.0)	(22.0)	(48.0)	(44.0)
Gross profit	142.0	176.0	298.0	347.0
Net loss from continuing operations	(10.0)	(1,073.0)	(29.0)	(1,090.0)
Net loss earnings from discontinued operations	—	(1.0)	—	(9.0)
Net loss attributable to Alight	(10.0)	(1,073.0)	(29.0)	(1,098.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.

Black Knight Football
As of June 30, 2026, we own approximately 42.4% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of BKFC on a three-month lag, and accordingly, our net loss for the three months ended June 30, 2026 and 2025 includes our equity in BKFC’s losses for the three and six months ended March 31, 2026 and 2025, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
	(In millions)
Total revenues	$88.7	$61.2	$166.7	$132.5
Depreciation and amortization	47.7	28.0	79.1	55.2
Interest expense	8.5	5.8	16.0	10.1
Operating loss	(20.7)	(23.7)	(35.9)	(36.8)
Earnings (losses) of unconsolidated affiliates	—	2.3	(3.6)	(3.1)
Net income (loss) attributable to BKFC	23.8	(26.1)	6.1	(47.5)
BKFC's total revenue is primarily attributable to Premier League media rights, matchday and sponsorship revenue earned by AFCB.
Total revenues for Black Knight Football increased $27.5 million, or 44.9%, and $34.2 million, or 25.8%, in the three and six months ended March 31, 2026, compared to the corresponding period in 2025, respectively. The change in revenue was primarily attributable to a $14.7 million and $21.4 million increase in Premier League revenue for the three and six months ended March 31, 2026, respectively, due to two additional home games played by AFCB during the current year period compared to prior year period along with an overall increase in the quantum of funds available from the Premier League. In addition, there was an increase in matchday and sponsorship revenue in the three and six months ended March 31, 2026, compared to the corresponding period in 2025 which is primarily attributable to the inclusion of consolidated results for AFCB, FCL, and MFC in the current period compared to the inclusion of only AFCB in the prior year periods. For the three and six months ended March 31, 2026, FCL added $6.1 million and MFC added $5.1 million and $8.6 million, respectively.
Depreciation and amortization for BKFC increased $19.7 million, or 70.4%, and $23.9 million or 43.3%, in the three and six months ended March 31, 2026, compared to the corresponding period in 2025, respectively. The increases are primarily attributable to AFCB and the increases in intangible assets for player registrations and property and equipment mainly for the new practice facility of $113.2 million, or 33.2%, and $39.4 million, or 60.9%, respectively, in the current year period compared to the prior year period.
Net income (loss) attributable to Black Knight Football changed $49.9 million, or 191.2%, and $53.6 million, or 112.8%, in the three and six months ended March 31, 2026, compared to the corresponding periods in 2025, respectively. The change was primarily attributable to an increase in player trading income of $46.2 million and $45.5 million in the three and six months ended March 31, 2026, compared to the corresponding periods in 2025, respectively.
JANA Partners
As of June 30, 2026, we own approximately 50.0% of the ownership interest of JANA Partners. We account for our ownership of JANA under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of JANA Partners on a three-month lag, and accordingly, our net earnings (loss) for the three and six months ended June 30, 2026 and 2025 includes our equity in JANA’s earnings for the three and six months ended March 31, 2026, and 2025, respectively.
Summarized statement of operations information for JANA Partners for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
	(In millions)
Total revenues	$5.2	$5.8	$11.1	$25.7
Operating income	1.5	2.1	3.8	16.7
JANA's total revenue is primarily attributable to management fees earned from managing investment funds and performance fees earned which are calculated based on investment performance and various factors, including relative benchmarks, hurdles and preferred returns.

Total revenues decreased $14.6 million or 56.8% in the six months ended March 31, 2026 relative to the corresponding period in 2025. The change in revenue was primarily attributable to investment performance and the timing of certain performance fees earned over a multi-year period.
Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company, certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Other operating revenue	$10.2	$8.3	$14.5	$12.4
Operating expenses:
Personnel costs	8.4	32.1	15.3	42.2
Depreciation and amortization	0.7	0.5	1.3	1.2
Other operating expenses	9.5	34.8	17.3	45.8
Total operating expenses	18.6	67.4	33.9	89.2
Operating loss	(8.4)	(59.1)	(19.4)	(76.8)
Other income (expense):
Interest, investment and other income	3.5	4.8	5.6	6.2
Interest expense	0.7	(1.7)	0.2	(4.0)
Recognized gains (losses), net	81.7	(76.2)	74.8	(69.2)
Total other income (expense)	85.9	(73.1)	80.6	(67.0)
Income (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	$77.5	$(132.2)	$61.2	$(143.8)
For the Three Months Ended June 30, 2026
Personnel costs decreased $23.7 million, or 73.8%, in the three months ended June 30, 2026, compared to the corresponding period in 2025. The change in personnel costs was primarily driven by a prior year transition in executive management and related employment agreement which resulted in a $17.2 million cash payment and $8.3 million in accelerated stock vesting, partially offset by a slight decrease in compensation expense in the current year period.
Other operating expenses decreased $25.3 million, or 72.7%, in the three months ended June 30, 2026, compared to the prior year period in 2025. The change was primarily attributable to $17.3 million in management fees and $8.3 million in termination fees incurred in the prior year period associated with the Management Services Agreement Termination Agreement (the "MSA Termination Agreement") entered into in the second quarter of 2025, which accelerated fees incurred with our Former Manager.
Total operating expenses, excluding Brasada and certain intercompany eliminations ("corporate holding company expenses"), were $8.9 million and $58.8 million in the three months ended June 30, 2026 and 2025, respectively. The decrease in Corporate Holding Company Expenses of $49.9 million, or 85%, in the three months ended June 30, 2026, compared to the corresponding period in 2025, was primarily attributable to the decrease in personnel costs associated with the executive management transition and reduction in management fees described above, and reflects the Company's board and management focus on cost reduction.
Recognized gains (losses), net in our Corporate and Other segment consists of the following:

	Three months ended June 30,
	2026	2025
	(In millions)
SpaceX fair value adjustments	$83.4	$—
Alight impairment	—	(59.1)
Put Right fair value adjustments	0.1	(13.2)
Paysafe fair value adjustments	—	(7.6)
Other fair value adjustments	—	(0.4)
Other, net	(1.8)	4.1
Recognized gains (losses), net	$81.7	$(76.2)

For the Six Months Ended June 30, 2026
Personnel costs decreased $26.9 million, or 63.7%, in the six months ended June 30, 2026, compared to the corresponding period in 2025. The change in personnel costs was primarily driven by a prior year transition in executive management and related employment agreement which resulted in a $17.2 million cash payment and $8.3 million in accelerated stock vesting, partially offset by a decrease in compensation expense in the current year period.
Other operating expenses decreased $28.5 million, or 62.2%, in the six months ended June 30, 2026 compared to the prior year period. The change was primarily attributable to the MSA Termination Agreement in the prior year which accelerated fees incurred with our Former Manager including $19.0 million in management fees and $9.9 million in termination fees.
Corporate Holding Company Expenses were $17.8 million and $74.9 million in the six months ended June 30, 2026 and 2025, respectively. The decrease in Corporate Holding Company Expenses of $57.1 million, or 76.2%, in the six months ended June 30, 2026, compared to the corresponding period in 2025, was primarily attributable to the decrease in personnel costs associated with the executive management transition and reduction in management fees described above and reflects the Company's board and management focus on cost reduction.
Recognized gains (losses), net in our Corporate and Other segment consists of the following:

	Six months ended June 30,
	2026	2025
	(In millions)
SpaceX fair value adjustments	$83.4	$—
Put Right fair value adjustments	(5.7)	(13.2)
WineDirect transaction	—	15.0
Alight impairment	—	(59.1)
Paysafe fair value adjustments	—	(11.0)
Other fair value adjustments	—	(7.2)
Other, net	(2.9)	6.3
Recognized gains (losses), net	$74.8	$(69.2)
Discontinued Operations
As a result of the D&B Sale, the financial results of D&B have been reclassified to discontinued operations. See Note J to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further details on the amounts included in discontinued operations for all periods presented.
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments. On August 6, 2026, our Board declared cash dividends of $0.15 per share, payable on September 30, 2026, to Cannae common shareholders of record as of September 16, 2026. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow beyond the foregoing over the short and long term are expected to include stock repurchases and debt repayments.
As of June 30, 2026, we had cash and cash equivalents of $70.4 million, of which $46.0 million was cash held by the corporate holding company. Subsequent to June 30, 2026, we received $90.0 million in cash proceeds from the sale of our investment in Watkins.
We continually assess our capital allocation strategy, including decisions relating to repurchasing our stock, paying dividends, reducing debt, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, cash dividends or distributions from subsidiaries and holdings, cash generated from short-term investments, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the Company's liquidity needs and periodically review the short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. As part of such forecasting, we actively manage the impact of rising interest rates on both our idle cash.
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
Cash Flows for the Six Months Ended June 30, 2026
Operating Cash Flow. Our cash flows used in operations for the six months ended June 30, 2026 and 2025 totaled $26.4 million and $12.5 million, respectively. The change in cash used in operations of $13.9 million is primarily attributable to $24.5 million of cash refunds of taxes in the 2025 period compared to the $1.2 million in the 2026 period, partially offset by management and termination fees paid to our Former Manager of $21.0 million in the 2025 period compared to $11.4 million in the 2026 period. See Footnote I for additional information on cash paid for income taxes, net of refunds and Footnote A for additional information on cash paid for management and termination fees.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the six months ended June 30, 2026 and 2025 were $(21.0) million and $77.5 million, respectively. The change in cash (used in) provided by investing activities of $98.5 million is primarily attributable to cash proceeds from our prior year sales of 10.0 million shares of D&B for $89.5 million and cash proceeds received of $13.6 million in the spin-off of WineDirect, Inc. compared to nominal sales of investments in the current year period. In addition, the Company made cash investments in BKFC of $25.0 million in the prior period and in the current period invested $14.6 million in BKFC and $9.6 million in Exeter.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2026 and 2025 were $62.6 million and $129.8 million, respectively. The change in cash used in financing activities of $67.2 million is primarily attributable to $44.3 million of repurchases of treasury stock in the 2026 period compared to $111.5 million in the 2025 period.
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
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of June 30, 2026 to determine the amount of these obligations.
As of June 30, 2026, our required future payments relating to these contractual obligations were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Operating lease payments	$12.1	$23.4	$21.2	$18.0	$15.9	$90.0	$180.6
Unconditional purchase obligations	22.3	8.4	3.1	—	—	—	33.8
Notes payable	5.4	13.8	—	—	47.5	3.2	69.9
Fees payable to Former Manager	5.5	—	—	—	—	—	5.5
Restaurant Group financing obligations	0.2	0.4	0.3	0.3	—	—	1.2
Total	$45.5	$46.0	$24.6	$18.3	$63.4	$93.2	$291.0
Capital Stock Transactions. On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three months ended June 30, 2026, we repurchased a total of 2,242,500 shares of Cannae common stock for approximately $29.1 million in the aggregate, or an average of $12.99 per share under the 2025 Repurchase program. During the six months ended June 30, 2026, we repurchased a total of 3,427,500 shares of Cannae common stock for approximately

$44.3 million in the aggregate, or an average of $12.94 per share under the 2025 Repurchase program. Since the original commencement of the 2025 Repurchase Program through market close on August 7, 2026, we have repurchased a total of 8,128,413 shares of Cannae common stock for approximately $124.9 million in the aggregate, or an average of $15.36 per share. As of the date of this Quarterly Report, there are 1,871,587 shares available for repurchase under the 2025 Repurchase Program.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended June 30, 2026, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2026, solely because of the material weakness described below which has not yet been completely remediated.
Status of Remediation of Previously Disclosed Material Weakness
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Item 4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2026, management identified a material weakness in our internal control over financial reporting related to the design and operation of controls over the determination of impairment charges for right-of-use ("ROU") assets and fixed assets held at the Restaurant Group. Specifically, the Company lacked appropriately designed and operating controls to ensure that impairment analyses, when performed, were evaluated in accordance with applicable accounting guidance.
Management, under the oversight of the Audit Committee, has designed and implemented the following measures:
•Enhanced controls over the identification of triggering events requiring impairment analysis for ROU assets and fixed assets at the Restaurant Group, including more formalized store-level performance and closure monitoring.
•Strengthened review controls over impairment calculations, including increased involvement of technical accounting personnel with appropriate expertise in ASC 360 and ASC 842.
The material weakness will not be considered fully remediated until the applicable remediation measures have operated for a sufficient period of time and management has concluded that these controls are operating effectively. Accordingly, the previously disclosed material weakness has not been remediated.
We expect to remediate the material weakness noted above during the year ending December 31, 2026. However, there can be no assurance these remediation measures will be successful or that additional actions will not be required.
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, which constitute a change in our internal control over financial reporting during the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (4)
Beginning Balance				14,114,087
4/1/2026 - 4/30/2026	1,680,000	$12.72	1,680,000	12,434,087
5/1/2026 - 5/31/2026	562,500	13.78	562,500	11,871,587
6/1/2026 - 6/30/2026	—	—	—	11,871,587
Total	2,242,500	$12.99	2,242,500
(1) On March 24, 2025, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
(2) On March 9, 2026, our Board approved the 2026 Repurchase Program, under which we may purchase up to 10.0 million shares of our CNNE common stock.
(3) On April 8, 2026, we adopted a Rule 10b-18 and 10b5-1 trading plan which allows the Company to purchase shares of our common stock under our announced repurchase programs during certain restricted blackout periods. During the term of the Rule 10b-18 and10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and 10b5-1 trading plan.
(4) As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1†
Letter Agreement, dated July 15, 2026, by and among Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 16, 2026).

10.2	Third Amendment to Black Knight Football Club US, LP Agreement of Limited Partnership, effective as of July 27, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification by Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2^	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS‡	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Date:	August 10, 2026	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Brett A. Correia
Brett A. Correia
Chief Financial Officer (Principal Financial and Accounting Officer)