Form 10-Q
period 2026-09-30
Cannae Holdings, Inc.
filed 2026-11-09
CIK 1704720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2026 there were 39,227,478 shares of the Registrant's common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2026
i

Part I: FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$111.7	$180.2
Income taxes receivable	1.5	48.8
Other current assets	42.4	20.2
Current assets of discontinued operations - see Note J	—	7.4
Total current assets	155.6	256.6
Investments in unconsolidated affiliates	571.0	643.5
Equity securities, without a readily determinable fair value	143.1	147.3
Equity securities, at fair value	98.0	1.4
Lease assets	71.7	79.0
Property and equipment, net	54.2	43.3
Goodwill	5.1	53.4
Deferred tax asset	—	0.6
Other intangible assets, net	8.5	9.8
Other long-term investments and non-current assets	5.6	27.4
Noncurrent assets of discontinued operations - see Note J	—	46.6
Total assets	$1,112.8	$1,308.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other accrued liabilities, current	$55.8	$81.4
Lease liabilities, current	11.3	10.5
Deferred revenue	12.6	9.0
Notes payable, current	1.0	1.4
Current liabilities of discontinued operations - see Note J	—	27.4
Total current liabilities	80.7	129.7
Lease liabilities, long-term	73.4	79.0
Notes payable, long-term	64.6	64.6
Deferred tax liability	2.2	—
Accounts payable and other accrued liabilities, long-term	9.0	9.2
Noncurrent liabilities of discontinued operations - see Note J	—	47.3
Total liabilities	229.9	329.8
Commitments and contingencies - see Note H
Equity:
Cannae common stock, 0.0001 par value; authorized 115,000,000 shares as of September 30, 2026 and December 31, 2025; issued of 95,332,531 and 94,925,400 shares as of September 30, 2026 and December 31, 2025, respectively, and outstanding of 40,341,418 and 46,703,745 shares as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, 0.0001 par value; authorized 10,000,000 shares; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Retained (deficit) earnings	(22.4)	11.5
Additional paid-in capital	2,049.9	2,040.5
Less: Treasury stock, 54,991,113 and 48,221,655 shares as of September 30, 2026 and December 31, 2025, respectively, at cost	(1,140.7)	(1,046.5)
Accumulated other comprehensive (loss) income	(1.7)	6.5
Total Cannae shareholders' equity	885.1	1,012.0
Noncontrolling interests	(2.2)	(32.9)
Total equity	882.9	979.1
Total liabilities and equity	$1,112.8	$1,308.9
See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenues:
Restaurant revenue	$66.2	$69.0	$203.3	$210.4
Other operating revenue	1.9	12.3	16.4	24.7
Total operating revenues	68.1	81.3	219.7	235.1
Operating expenses:
Cost of restaurant revenue	60.2	61.7	181.6	185.2
Personnel costs	7.2	11.6	30.1	60.8
Depreciation and amortization	1.3	2.2	5.3	6.7
Other operating expenses, including asset impairments	9.6	13.2	39.5	64.4
Goodwill impairment	16.2	—	48.4	—
Total operating expenses	94.5	88.7	304.9	317.1
Operating loss	(26.4)	(7.4)	(85.2)	(82.0)
Other income (expense):
Interest, investment and other income	1.3	1.8	6.9	8.1
Interest expense	(0.9)	(3.0)	(3.9)	(9.5)
Recognized gains (losses), net	30.3	8.5	105.2	(60.9)
Total other income (expense)	30.7	7.3	108.2	(62.3)
Income (loss) before income taxes and equity in losses of unconsolidated affiliates	4.3	(0.1)	23.0	(144.3)
Income tax expense (benefit)	1.5	(3.8)	3.6	14.6
Income (loss) before equity in losses of unconsolidated affiliates	2.8	3.7	19.4	(158.9)
Equity in losses of unconsolidated affiliates	(11.4)	(57.5)	(15.4)	(155.1)
Net (loss) income from continuing operations	(8.6)	(53.8)	4.0	(314.0)
Net loss from discontinued operations, net of tax - see Note J	(16.0)	(17.0)	(36.0)	(112.3)
Net loss	(24.6)	(70.8)	(32.0)	(426.3)
Less: Net loss attributable to noncontrolling interests	(4.4)	(2.4)	(17.2)	(6.1)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(20.2)	$(68.4)	$(14.8)	$(420.2)
Amounts attributable to Cannae Holdings, Inc. common shareholders
Net (loss) income from continuing operations attributable to Cannae Holdings, Inc. common shareholders	$(5.7)	$(54.0)	$11.8	$(314.1)
Net loss from discontinued operations attributable to Cannae Holdings, Inc. common shareholders	(14.5)	(14.4)	(26.6)	(106.1)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(20.2)	$(68.4)	$(14.8)	$(420.2)

Earnings per share
Basic
Net (loss) income per share from continuing operations	$(0.14)	$(0.99)	$0.27	$(5.30)
Net loss per share from discontinued operations	(0.34)	(0.26)	(0.61)	(1.79)
Net loss per share	$(0.48)	$(1.25)	$(0.34)	$(7.09)
Diluted
Net (loss) income per share from continuing operations	$(0.14)	$(0.99)	$0.26	$(5.30)
Net loss per share from discontinued operations	(0.34)	(0.26)	(0.60)	(1.79)
Net loss per share	$(0.48)	$(1.25)	$(0.34)	$(7.09)
Weighted Average Shares Outstanding
Weighted average shares outstanding Cannae Holdings common stock, basic basis	42.3	54.7	43.9	59.3
Weighted average shares outstanding Cannae Holdings common stock, diluted basis	42.3	54.7	44.0	59.3

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net loss	$(24.6)	$(70.8)	$(32.0)	$(426.3)
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) earnings of investments in unconsolidated affiliates (1)	(1.5)	6.3	(8.0)	6.8
Reclassification adjustments for unrealized gains and losses of unconsolidated affiliates, net of tax, included in net earnings (2)	(0.2)	18.0	(0.2)	21.2
Other comprehensive (loss) earnings	(1.7)	24.3	(8.2)	28.0
Comprehensive loss	(26.3)	(46.5)	(40.2)	(398.3)
Less: Comprehensive loss attributable to noncontrolling interests	(4.4)	(2.4)	(17.2)	(6.1)
Comprehensive loss attributable to Cannae Holdings, Inc. common shareholders	$(21.9)	$(44.1)	$(23.0)	$(392.2)
_________________________________

(1)Net of income tax (benefit) expense of $(0.4) million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $(2.1) million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Net of income tax expense of $4.8 million and $5.6 million for three and nine months ended September 30, 2025, respectively.

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, June 30, 2025	94.7	$—	$2,035.4	$200.1	$(15.5)	36.9	$(838.6)	$(24.7)	$1,356.7
Other comprehensive earnings (loss) — unrealized gains and (losses) of investments in unconsolidated affiliates, net of tax	—	—	—	—	6.3	—	—	—	6.3
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	18.0	—	—	—	18.0
Treasury stock repurchases	—	—	—	—	—	6.2	(121.6)	—	(121.6)
Issuance of restricted stock and shares held in trust	0.1	—	—	—	—	0.1	—	—	—
Stock-based compensation, consolidated subsidiaries	—	—	1.9	—	—	—	—	—	1.9
Stock-based compensation, unconsolidated affiliates	—	—	0.5	—	—	—	—	—	0.5
Other activity in non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	—	(8.2)	—	—	—	—	(8.2)
Net loss	—	—	—	(68.4)	—	—	—	(2.4)	(70.8)
Balance, September 30, 2025	94.8	$—	$2,037.8	$123.5	$8.8	43.2	$(960.2)	$(27.2)	$1,182.7

Balance, June 30, 2026	95.3	$—	$2,046.8	$3.4	$—	52.0	$(1,092.6)	$(45.7)	$911.9
Other comprehensive earnings (loss) — unrealized gains and (losses) of investments in unconsolidated affiliates, net of tax	—	—	—	—	(1.5)	—	—	—	(1.5)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net earnings	—	—	—	—	(0.2)	—	—	—	(0.2)
Treasury stock repurchases	—	—	—	—	—	3.0	(47.9)	—	(47.9)
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation, consolidated subsidiaries	—	—	2.1	—	—	—	—	—	2.1
Stock-based compensation, unconsolidated affiliates	—	—	1.0	—	—	—	—	—	1.0
Deconsolidation of O'Charley's	—	—	—	—	—	—	—	49.4	49.4
Deconsolidation of Brasada	—	—	—	—	—	—	—	(1.5)	(1.5)
Other	—	—	—	0.7	—	—	—	—	0.7
Dividends declared	—	—	—	(6.3)	—	—	—	—	(6.3)
Net income (loss)	—	—	—	(20.2)	—	—	—	(4.4)	(24.6)
Balance, September 30, 2026	95.3	$—	$2,049.9	$(22.4)	$(1.7)	55.0	$(1,140.7)	$(2.2)	$882.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp (Loss) Earnings	Treasury Stock		Non-controlling Interests	Total Equity
	Shares	$				Shares	$

Balance, December 31, 2024	94.3	$—	$2,013.3	$567.1	$(19.2)	31.5	$(724.7)	$(21.2)	$1,815.3
Other comprehensive earnings (loss) — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	6.8	—	—	—	6.8
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	21.2	—	—	—	21.2
Treasury stock repurchases	—	—	—	—	—	11.9	(233.9)	—	(233.9)
Issuance of restricted stock and shares held in trust	0.5	—	—	—	—	0.4	—	—	—
Vesting of shares held in trust	—	—	—	—	—	(0.7)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.6)	—	(1.6)
Stock-based compensation, consolidated subsidiaries	—	—	16.8	—	—	—	—	—	16.8
Stock-based compensation, unconsolidated affiliates	—	—	7.7	—	—	—	—	—	7.7
Other activity in non-controlling interests	—	—	—	—	—	—	—	0.1	0.1
Dividends declared	—	—	—	(23.4)	—	—	—	—	(23.4)
Net loss	—	—	—	(420.2)	—	—	—	(6.1)	(426.3)
Balance, September 30, 2025	94.8	$—	$2,037.8	$123.5	$8.8	43.2	$(960.2)	$(27.2)	$1,182.7

Balance, December 31, 2025	94.9	$—	$2,040.5	$11.5	$6.5	48.2	$(1,046.5)	$(32.9)	$979.1
Other comprehensive earnings (loss ) — unrealized gains and losses of investments in unconsolidated affiliates, net of tax	—	—	—	—	(8.0)	—	—	—	(8.0)
Reclassification adjustments for unrealized gains and losses on unconsolidated affiliates, net of tax, included in net loss	—	—	—	—	(0.2)	—	—	—	(0.2)
Treasury stock repurchases	—	—	—	—	—	6.5	(92.7)	—	(92.7)
Issuance of restricted stock and shares held in trust	0.4	—	—	—	—	0.3	—	—	—
Vesting of shares held in trust	—	—	—	—	—	(0.1)	—	—	—
Payment for shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.5)	—	(1.5)
Stock-based compensation, consolidated subsidiaries	—	—	6.3	—	—	—	—	—	6.3
Stock-based compensation, unconsolidated affiliates	—	—	3.1	—	—	—	—	—	3.1
Deconsolidation of O'Charley's	—	—	—	—	—	—	—	49.4	49.4
Deconsolidation of Brasada	—	—	—	—	—	—	—	(1.5)	(1.5)
Other	—	—	—	0.6	—	—	—	—	0.6
Dividends declared	—	—	—	(19.7)	—	—	—	—	(19.7)
Net loss	—	—	—	(14.8)	—	—	—	(17.2)	(32.0)
Balance, September 30, 2026	95.3	$—	$2,049.9	$(22.4)	$(1.7)	55.0	$(1,140.7)	$(2.2)	$882.9

See Notes to Condensed Consolidated Financial Statements

CANNAE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(32.0)	$(426.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.3	6.7
Equity in losses of unconsolidated affiliates	15.4	155.1
Distributions from investments in unconsolidated affiliates	0.6	3.1
Recognized (gains) losses and asset impairments, net	(58.4)	60.9
Lease asset amortization	6.2	10.3
Stock-based compensation expense	6.2	16.8
Non-cash items of discontinued operations - see Note J	21.9	97.9
Changes in assets and liabilities:
Other assets	0.2	3.2
Lease liabilities	(9.0)	(10.7)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(3.5)	7.6
Income taxes	50.1	39.0
Net cash provided by (used in) operating activities	3.0	(36.4)
Cash flows from investing activities:
Proceeds from sale of investment securities and other investments in unconsolidated affiliates	97.1	—
Proceeds from sales of D&B shares	—	629.8
Cash derecognized upon deconsolidation of O'Charley's and Brasada	(2.6)	—
Additions to property and equipment and other intangible assets	(5.6)	(6.4)
Proceeds from sales of property and equipment	—	1.7
Proceeds from sale of investments in unconsolidated affiliates, equity securities and other long-term investments	—	13.6
Additional investments in unconsolidated affiliates	(37.8)	(122.6)
Purchases of other long-term investments	(4.8)	(38.0)
Distributions from investments in unconsolidated affiliates	5.4	9.5
Proceeds from sale and maturity of short-term investment securities	—	6.2
Net other investing activities	(1.6)	—
Consideration transferred for acquisition of Exeter Rugby Group	(9.6)	—
Net cash provided by investing activities	40.5	493.8
Cash flows from financing activities:
Borrowings	2.6	42.1
Debt service payments	(2.7)	(142.0)
Other activity in non-controlling interests	—	0.1
Subsidiary distributions paid to noncontrolling interest shareholders	(0.1)	—
Payment for vested shares withheld for taxes and in treasury	(1.5)	(1.6)
Dividends paid	(19.7)	(23.4)
Treasury stock repurchases	(92.4)	(232.6)
Net cash used in financing activities	(113.8)	(357.4)
Net (decrease) increase in cash and cash equivalents	(70.3)	100.0
Cash and cash equivalents at beginning of period, including cash of discontinued operations	182.0	131.5
Cash and cash equivalents at end of period, including cash of discontinued operations	$111.7	$231.5

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
Description of the Business
We are a diversified holding company that offers shareholders a unique opportunity to generate returns through owning a portfolio of operating businesses. Cannae is transitioning its portfolio to focus on sports and entertainment-related assets, with the goal of building a more concentrated and synergistic portfolio to generate long-term investment returns and stock price appreciation for our shareholders. We believe our permanent capital base, long-term ownership and active involvement in the management and operations of our companies help maximize the value of those businesses for our shareholders.
We primarily acquire interests in operating companies and are engaged in actively managing and operating a core group of those companies. From time to time, we also seek to take meaningful equity ownership stakes where we have the ability to control or significantly influence quality companies, and we bring the strength of our operational expertise to each of our subsidiaries. We are a long-term owner that secures control and governance rights of other companies primarily to engage in their lines of business, and we have no preset time constraints dictating when we sell or dispose of our businesses.
Our primary assets as of September 30, 2026 include our ownership interests in Alight, Inc. ("Alight"); Black Knight Football Club US, LP ("Black Knight Football" or "BKFC"); JANA Partners Capital, LLC, JANA Partners Management, LP and JANA Partners Management GP, LLC (together, "JANA" or "JANA Partners"); Space Exploration Technologies Corp. ("SpaceX"); Computer Services, Inc. ("CSI"); JANA Strategic Investments Benchmark Fund ("JANA Fund"); Exeter Rugby Group ("Exeter" or "ERG"), High Sierra Distillery, LP ("Minden Mill"); AmeriLife Group, LLC ("AmeriLife"); 99 Restaurants Holdings, LLC ("99 Restaurants"); and various other controlled subsidiary companies and minority equity ownership interests.
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
Management Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the fair value measurements in accounting for certain equity investments (Note B - Investments and Note C - Fair Value Measurements), and the valuation allowance recorded on our federal net operating loss ("NOL") carryforwards and certain deferred taxes related to our investments (see information below under the heading Income Taxes for further information). Actual results could differ from estimates.
Recent Developments
Black Knight Football
In January 2026, BKFC purchased the remaining 60% equity interest in FC Lorient ("FCL"), a French Ligue 1 football club, for total consideration of $70.3 million including cash of $40.7 million and stock of BKFC of $29.6 million and BKFC

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

now holds a 100% ownership interest in FCL. The Company invested $21.8 million and $36.4 million in BKFC during the three and nine months ended September 30, 2026. As of September 30, 2026, we held a 44.3% ownership interest in BKFC.
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
See Note K - Acquisitions for further discussion of our accounting for the Exeter Acquisition.
Brasada Ranch
On July 15, 2026, Cannae closed on the sale of its 87% equity interest in Brasada Ranch to a company owned by William P. Foley, II ("Mr. Foley"), the Company's Vice Chairman, for $20.7 million (the "Brasada Sale"). The purchase price was satisfied through the termination of the Put Right (as defined below), which had a carrying value of $20.7 million at the closing date. In connection therewith, the Company entered into a letter agreement (the "Letter Agreement") with Mr. Foley dated July 15, 2026 that amends the Director Services Agreement dated May 12, 2025 (the "DSA") to delete the provision that permitted Mr. Foley to sell 50% of his shares of common stock of the Company back to Cannae. As a result of the Brasada Sale, the Company deconsolidated Brasada and recognized a gain of $8.7 million, net of transaction costs, which is included in Recognized gains (losses), net in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026.
The Brasada Sale was reviewed and unanimously approved by Cannae’s Related Person Transaction Committee, as well as by Cannae’s Board of Directors, and Mr. Foley did not participate in the Board’s deliberations and did not vote on the Brasada Sale.
See Put Right section below and Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Watkins
On July 30, 2026, Cannae completed the sale of its 49.3% ownership interest in Watkins Holdings, LLC ("Watkins") to KDSA Investment Partners for $90.0 million in cash proceeds. As a result of the Watkins sale, the Company recognized a gain of $14.9 million, which is included in Recognized gain/loss on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026. Following the consummation of the Watkins transaction, Cannae no longer has any ownership interest in Watkins.
O'Charley's
On September 14, 2026, Cannae Newport Holdings, LLC along with O'Charley's Holdings, LLC and its other subsidiaries (collectively "O'Charley's") entered into an Assignment for the Benefit of Creditors ("ABC") in the state of Delaware wherein it assigned all of its assets to a third-party to be liquidated for the benefit of the creditors of O'Charley's (the "O'Charley's ABC"). All 45 locations of O'Charley's restaurants closed on September 9, 2026 in anticipation of the O'Charley's ABC. As a result of the O'Charley's ABC, the Company lost control over O'Charley's and deconsolidated the business as of September 14, 2026 and we reclassified the results of operations of O'Charley's as discontinued operations for all periods presented in our Condensed Consolidated Financial Statements. For further discussion regarding the O'Charley's ABC see Note J - Discontinued Operations.
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
On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three months ended

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

September 30, 2026, we repurchased a total of 1,871,587 shares of Cannae common stock for approximately $29.0 million in the aggregate, or an average of $15.49 per share under the 2025 Repurchase Program. During the nine months ended September 30, 2026, we repurchased a total of 5,299,087 shares of Cannae common stock for approximately $73.4 million in the aggregate, or an average of $13.86 per share under the 2025 Repurchase Program. Since the original commencement of the 2025 Repurchase Program through September 30, 2026, we have repurchased a total of 10,000,000 shares of Cannae common stock for approximately $154.0 million in the aggregate, or an average of $15.40 per share. As of September 30, 2026, there are no shares available for repurchase under the 2025 Repurchase Program.
On March 9, 2026, our Board authorized a new stock repurchase program (the "2026 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2026 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2026 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three and nine months ended September 30, 2026, we repurchased a total of 1,181,438 shares of Cannae common stock for approximately $18.3 million in the aggregate, or an average of $15.52 per share under the 2026 Repurchase program. Since the original commencement of the 2026 Repurchase Program through market close on November 6, 2026, we have repurchased a total of 2,302,348 shares of Cannae common stock for approximately $36.8 million in the aggregate, or an average of $16.00 per share. As of November 6, 2026, there are 7,697,652 shares available for repurchase under the 2026 Repurchase Program.
The following dividends were declared by our Board in 2026:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 23, 2026	March 17, 2026	March 31, 2026	$0.15
May 7, 2026	June 16, 2026	June 30, 2026	$0.15
August 6, 2026	September 16, 2026	September 30, 2026	$0.15
November 4, 2026	December 17, 2026	December 31, 2026	$0.15
Related Party Transactions
During the three and nine months ended September 30, 2026, we did not record any management fee and termination fee expenses with Trasimene Capital Management, LLC ("Former Manager"). The Company's agreement with our Former Manager was terminated in May 2025 and all expenses for the termination were recorded in 2025. The Company paid the Former Manager $16.9 million in the nine months ended September 30, 2026 associated with the termination.
During the nine months ended September 30, 2025, we incurred management fee expenses with our Former Manager of $19.0 million and termination fee expenses with our Former Manager of $9.9 million. These expenses are recorded in Other operating expenses on our Condensed Consolidated Statement of Operations.
See discussion under the header Brasada Ranch for discussion of our sale of Brasada Ranch to a company owned by our Vice Chairman, Mr. Foley and under Black Knight Football for discussion of investments made in BKFC. Mr. Foley is the general partner and controlling owner of BKFC.
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
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2026, there were 0.9 million and no antidilutive shares of restricted stock outstanding, respectively, which were excluded from the calculation of diluted earnings per share. For both the three and nine months ended September 30, 2025, 0.8 million shares of restricted stock outstanding were excluded from the calculation of diluted earnings per share as inclusion of restricted stock would be antidilutive due to net losses.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Prior to the termination of the Put Right, the Company accounted for the Put Right as a liability at fair value in accordance with the guidance in Accounting Standards Codification ("ASC") 480 and ASC 815. The liability for the Put Right was included in Accounts payable and other accrued liabilities, current on our Condensed Consolidated Balance Sheet as of December 31, 2025. As of September 30, 2026, the Put Right was extinguished as a result of the Brasada Sale. The initial measurement and subsequent changes in fair value of the Put Right are recorded in Recognized losses, net in our Condensed Consolidated Statements of Operations for the three and nine month period ended September 30, 2025.
See Note C - Fair Value Measurements for further discussion of the fair value of the Put Right.
Goodwill
During the second and third quarters of 2026, the Company determined that it was more likely than not that the fair value of its 99 Restaurants reporting unit was less than its carrying amount. This determination reflected the Company's ongoing evaluation of strategic alternatives for the Restaurant Group as well as management's review of the reporting unit's operating results and future cash flow projections. As a result, the Company performed quantitative goodwill impairment tests as of June 30, 2026 and September 30, 2026 in accordance with ASC 350. Using a market approach, we determined the estimated fair value of our 99 Restaurants reporting unit was $38.0 million and $12.7 million as of June 30, 2026 and September 30, 2026, respectively. The estimated fair values were compared to the reporting unit's carrying amounts of $70.1 million and $28.9 million as of June 30, 2026 and September 30, 2026, respectively, which resulted in an excess of carrying amount over fair value. The impairment tests and valuations resulted in the Company recognizing goodwill impairment losses of $16.2 million and $48.4 million during the three and nine months ended September 30, 2026, respectively, which is reflected within Goodwill impairment in the Condensed Consolidated Statements of Operations. Following the impairments, the goodwill balance associated with the 99 Restaurants reporting unit, which is included in the Company's Restaurant Group segment, was reduced from $53.4 million to $5.1 million. The fair value measurements of the reporting unit used in the impairment tests are nonrecurring Level 3 fair value measurements as they rely on significant unobservable inputs, including non-binding indications of value.
Income Taxes
Our effective tax rate was 34.9% and 3,800.0% in the three months ended September 30, 2026 and 2025, respectively, and 15.7% and (10.1)% in the nine months ended September 30, 2026 and 2025. The change in the effective tax rate in the three-month period ended September 30, 2026 compared to the corresponding prior year period was primarily attributable to a $1.4 million valuation allowance recorded in the third quarter of 2026 on the Company's remaining U.S. state and federal deferred tax assets, and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit). The change in the effective tax rate in the nine-month period ended September 30, 2026 compared to the corresponding prior year period primarily reflects the prior year period, in which we recorded a valuation allowance of $99.0 million on our federal deferred tax assets, resulting in income tax expense on a pretax loss that included mark-to-market losses on investments. In 2026, with a full valuation allowance in place, the federal tax on pretax income, including the unrealized gain on SpaceX and the gains on the sales of Watkins and Brasada, is offset by a decrease in the valuation allowance; income tax expense primarily reflects a $2.2 million valuation allowance on the tax benefit recognized in other comprehensive loss, a $1.0 million valuation allowance on U.S. state deferred tax assets and state income taxes. The nontaxable gain on the bargain purchase of Exeter also reduced the 2026 effective tax rate.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Investments
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates recorded using the equity method of accounting as of September 30, 2026 and December 31, 2025, consisted of the following:

	Ownership at September 30, 2026	September 30, 2026	December 31, 2025
		(In millions)
BKFC	44.3%	$163.0	$147.3
JANA Partners	50.0%	140.0	141.1
CSI	6.4%	99.9	101.2
Alight	7.6%	67.6	73.8
JANA Fund	3.3%	52.6	50.2
Other (1)	various	47.9	129.9
Total		$571.0	$643.5
_____________________________________
(1) Includes a $73.2 million balance as of December 31, 2025 related to Watkins which was sold as of July 30, 2026.
Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2026 and 2025, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
BKFC	$(17.6)	$26.6	(11.5)	3.9
JANA Partners	0.1	0.3	0.9	3.1
CSI	1.4	—	(1.2)	15.7
Alight	(3.9)	(81.7)	(6.8)	(165.3)
JANA Fund	8.3	—	2.4	—
Other (1)	0.3	(2.7)	0.8	(12.5)
Total	$(11.4)	$(57.5)	$(15.4)	$(155.1)
_____________________________________
(1) Includes earnings (losses) of $0.3 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and ($4.7) million for the three and nine months ended September 30, 2025, respectively, related to Watkins which was sold as of July 30, 2026.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Alight
Based on quoted market prices, the fair value of our ownership in Alight common stock was $18.1 million as of September 30, 2026. Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$500.0	$533.0	$1,545.0	$1,609.0
Depreciation and amortization	105.0	103.0	314.0	304.0
Interest expense	25.0	24.0	73.0	68.0
Gross profit	135.0	178.0	433.0	525.0
Net loss from continuing operations	(51.0)	(1,055.0)	(80.0)	(2,145.0)
Net loss from discontinued operations	—	(13.0)	—	(22.0)
Net loss attributable to Alight	(51.0)	(1,067.0)	(80.0)	(2,165.0)
BKFC
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We report our equity in the earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2026 and 2025 includes our equity in Black Knight Football’s earnings (losses) for the three and nine months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$117.5	$87.9	$279.2	$209.1
Depreciation and amortization	45.6	30.3	124.7	86.4
Interest expense	8.0	10.0	24.0	20.1
Operating loss	(38.4)	62.1	(53.9)	23.4
Losses of unconsolidated affiliates	—	(1.1)	(3.6)	(4.9)
Net (loss) income	(42.4)	60.4	(40.3)	10.0
Net (loss) attributable to noncontrolling interests	(0.9)	—	(3.2)	—
Net (loss) income attributable to BKFC	(41.5)	60.4	(37.1)	10.0
JANA Partners
Summarized statement of operation information for JANA Partners for the relevant dates and time periods included in Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below. We account for our ownership interest in JANA Partners as an unconsolidated affiliate using the equity method of accounting and record our ratable share of JANA's net income or loss on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2026 and 2025 includes our equity in JANA’s earnings (losses) for the three and nine months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$4.3	$5.3	$15.4	$31.0
Operating income	0.8	1.7	4.6	18.4

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Equity Securities
Recognized (losses) gains, net on the Condensed Consolidated Statements of Operations consisted of the following losses on equity securities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net gains (losses) recognized during the period on equity securities	$(13.0)	$0.6	$73.5	$(17.6)
Less: net gains (losses) recognized during the period on equity securities sold, transferred or disposed during the period	—	—	3.0	—
Unrealized gains (losses) recognized during the reporting period on equity securities held at the reporting date	$(13.0)	$0.6	$70.5	$(17.6)
Equity Security Investments Without Readily Determinable Fair Values
We account for our investments in AmeriLife and certain other ownership interests at cost adjusted for any impairment or changes resulting from observable price changes in orderly market transactions. As of September 30, 2026 and December 31, 2025, we have $143.1 million and $147.3 million, respectively, recorded for such investments, which is included in Equity securities, without a readily determinable fair value on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026 and 2025, we have not recorded any material upward or downward adjustments to these investments due to price changes or impairments.
The Company holds an equity interest in SpaceX which was acquired for $10.0 million in January 2023 as part of a tender offer. Prior to June 12, 2026, this investment did not have a readily determinable fair value and was accounted for under the measurement alternative under ASC 321-10-35-2 as noted above. As of March 31, 2026, the carrying value of the investment was $27.5 million. On June 12, 2026, SpaceX completed its initial public offering and began trading on the Nasdaq under the ticker symbol "SPCX." As a result, the Company's investment no longer qualifies for the measurement alternative as the security now has a readily determinable fair value. Upon the occurrence of the IPO which created an observable fair market value for SpaceX, the Company remeasured its investment at the fair value as of the date of the IPO. In subsequent periods, we have marked the value of the investment to the market value as required by ASC 321-10-20. The fair value of the investment was $98.0 million as of September 30, 2026, resulting in a loss of $13.0 million and a gain of $70.5 million for the three and nine months ended September 30, 2026, respectively, which was included in Recognized gains (losses), net on the Company's Condensed Consolidated Statement of Operations.
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

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$111.7	$—	$—	$111.7
Equity securities:
SpaceX	98.0	—	—	98.0
Total equity securities	98.0	—	—	98.0
Total assets	$209.7	$—	$—	$209.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$180.2	$—	$—	180.2
Equity securities:
Other	1.4	—	—	1.4
Total equity securities	1.4	—	—	1.4
Total assets	$181.6	$—	$—	$181.6
Liabilities:
Put Right	$—	$15.0	$—	$15.0
Total accounts payable and other accrued liabilities, current	—	15.0	—	15.0
Total liabilities	$—	$15.0	$—	$15.0
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
Note D — Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities ("VIEs"), which are legal entities in which a group of equity investors individually lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it holds both at inception and when there is a change in circumstances that requires reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate. As of and for the periods ended September 30, 2026 and December 31, 2025, we are not the primary beneficiary of any VIEs.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconsolidated VIEs
The table below summarizes select information related to variable interests held by the Company as of September 30, 2026 and December 31, 2025, of which we are not the primary beneficiary:

	September 30, 2026		December 31, 2025
	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
	(In millions)
Investments in unconsolidated affiliates	$355.3	$355.3	$341.1	$341.1
Other current assets or Other long-term investments and non-current assets	13.6	13.6	9.5	9.5
Investments in Unconsolidated Affiliates
As of September 30, 2026 and December 31, 2025, we held variable interests in certain unconsolidated affiliates, which are primarily comprised of our ownership interests in BKFC, CSI, the JANA Fund and Minden Mill. Cannae does not have the power to direct the activities that most significantly impact the economic performance of these unconsolidated affiliates; therefore, we are not the primary beneficiary.
In addition, the amounts included in Other current assets or Other long-term investments and non-current assets on the Condensed Consolidated Balance Sheets consist of notes receivable with Minden Mill.
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
Note E — Segment Information
As of September 30, 2026, Cannae has identified four reportable segments: Restaurant Group, Alight, BKFC and JANA. The activities in our segments include the following:
•Restaurant Group. This segment consists primarily of the operations of 99 Restaurants in which we have an 88.5% ownership interest. 99 Restaurants and their affiliates are the owners and operators of the Ninety Nine Restaurants restaurant concept. Prior to the O’Charley’s Assignment on September 14, 2026, this segment also included the operations of O’Charley’s, in which we held a 65.4% ownership interest. As a result of the O’Charley’s Assignment, the results of operations of O’Charley’s are presented as discontinued operations and have been excluded from the Restaurant Group segment for all periods presented. See Note J - Discontinued Operations for further information.
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
•Black Knight Football. This segment consists of our 44.3% ownership interest in BKFC. BKFC is a partnership led by Mr. Foley, which owns and operates AFC Bournemouth ("AFCB"), an English Premier League ("EPL" or the "Premier League") football club, FC Lorient ("FCL"), a French Ligue 1 football club and Moreirense Futebol Clube ("MFC"), a Portuguese Primeira Liga Football club. BKFC purchased the remaining equity interest in FCL in January 2026 and now holds a 100% ownership interest in FCL. Prior to January 2026, BKFC held a 40% interest in FCL. BKFC acquired its controlling interest in MFC in June 2025. BKFC aims to grow into a leading multi-club operator of football assets across the world. Our CODM reviews the financial results of Black Knight Football for purposes of

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

assessing performance and allocating resources. Thus, we consider BKFC an operating segment. We account for our ownership of BKFC using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of BKFC on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2026 and 2025 includes our equity in losses of BKFC for the three and nine months ended June 30, 2026 and 2025, respectively.
•JANA Partners. This segment consists of our 50.0% ownership interest in JANA Partners. JANA is an investment manager founded in 2001. Our CODM reviews the financial results of JANA Partners for purposes of assessing performance and allocating resources and thus we consider JANA an operating segment. We account for our ownership of JANA Partners using the equity method of accounting and therefore its results of operations do not consolidate into ours. We report our equity in earnings or loss of JANA on a three-month lag. Accordingly, our net earnings (loss) for the three and nine months ended September 30, 2026 and 2025 includes our equity in JANA’s earnings for the three and nine months ended June 30, 2026 and 2025, respectively.
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
See Note B - Investments for additional summarized financial information of Alight, BKFC and JANA.
As of and for the three months ended September 30, 2026:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$66.2				$66.2	$—	$66.2
Other revenues	—				—	1.9	1.9
Total revenues	66.2				66.2	1.9	68.1
Expenses
Cost of revenue	60.2				60.2
Depreciation and amortization	1.3				1.3
Other segment items (1)	24.1				24.1
Interest expense	0.2				0.2
Equity in (loss) earnings of unconsolidated affiliates	—	(3.9)	(17.6)	0.1	(21.4)
Net (loss) earnings from continuing operations	$(19.6)	$(3.9)	$(17.6)	$0.1	$(41.0)	$32.4	$(8.6)
Assets	$128.9	$67.6	$163.0	$140.0	$499.5	$613.3	$1,112.8
Goodwill	5.1				5.1	—	5.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$69.0				$69.0	$—	$69.0
Other revenues	—				—	12.3	12.3
Total revenues	69.0				69.0	12.3	81.3
Expenses
Cost of revenue	61.7				61.7
Depreciation and amortization	1.6				1.6
Other segment items (1)	6.2				6.2
Interest expense	0.1				0.1
Equity in (losses) earnings of unconsolidated affiliates	—	(81.7)	26.6	0.3	(54.8)
Net (loss) earnings from continuing operations	$(0.6)	$(81.7)	$26.6	$0.3	$(55.4)	$1.6	$(53.8)
Assets	$188.3	$147.4	$170.3	$140.6	$646.6	$867.7	$1,514.3
Goodwill	53.4				53.4	—	53.4
As of and for the nine months ended September 30, 2026:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$203.3				$203.3	$—	$203.3
Other revenues	—				—	16.4	16.4
Total revenues	203.3				203.3	16.4	219.7
Expenses
Cost of revenue	181.6				181.6
Depreciation and amortization	4.0				4.0
Other segment items (1)	76.5				76.5
Interest expense	0.3				0.3
Equity in (losses) earnings of unconsolidated affiliates	—	(6.8)	(11.5)	0.9	(17.4)
Net (loss) earnings from continuing operations	$(59.1)	$(6.8)	$(11.5)	$0.9	$(76.5)	$80.5	$4.0
Assets	$128.9	$67.6	$163.0	$140.0	$499.5	$613.3	$1,112.8
Goodwill	5.1				5.1	—	5.1

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2025:

	Restaurant Group	Alight	BKFC	JANA	Total Reportable Segments	Corporate and Other	Total Consolidated
	(In millions)
Restaurant revenues	$210.4				$210.4	$—	$210.4
Other revenues	—				—	24.7	24.7
Total revenues	210.4				210.4	24.7	235.1
Expenses
Cost of revenue	185.2				185.2
Depreciation and amortization	4.9				4.9
Other segment items (1)	18.7				18.7
Interest expense	0.5				0.5
Equity in (losses) earnings of unconsolidated affiliates	—	(165.3)	3.9	3.1	(158.3)
Net (loss) earnings from continuing operations	$1.1	$(165.3)	$3.9	$3.1	$(157.2)	$(156.8)	$(314.0)
Assets	$188.3	$147.4	$170.3	$140.6	$646.6	$867.7	$1,514.3
Goodwill	53.4				53.4	—	53.4
_____________________________________
(1) "Other segment items" includes restaurant corporate personnel costs, advertising, professional fees, goodwill and other asset impairments and recognized gains and losses, net.
Note F — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

		Three Months Ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
Revenue Stream	Segment	Total Revenue
Restaurant revenue:		(In millions)
Restaurant sales	Restaurant Group	$66.2	$69.0	$203.3	$210.4
Total restaurant revenue		66.2	69.0	203.3	210.4
Other operating revenue:
Real estate and resort	Corporate and other	1.9	12.3	16.4	24.6
Other	Corporate and other	—	—	—	0.1
Total other operating revenue		1.9	12.3	16.4	24.7
Total operating revenues		$68.1	$81.3	$219.7	$235.1
Restaurant revenue consists of restaurant sales. Restaurant sales including food and beverage sales, are net of applicable state and local sales taxes and discounts, and are recognized at a point in time as services are performed and goods are provided.
Other operating revenue consists of income generated by our resort operations through July 15, 2026, the date of the Brasada sale, which includes sales of real estate, lodging rentals, food and beverage sales, and other income from various resort services offered. Revenue was recognized at a point in time upon closing of the sale of real estate or once goods and services had been provided and billed to the customer. Following the Exeter Acquisition, Other operating revenue will also include revenue generated by Exeter, consisting primarily of match day ticket sales, season tickets, corporate hospitality and sponsorships. Because we account for and consolidate Exeter on a three-month lag, no revenue from Exeter is included in our results for the three and nine months ended September 30, 2026.
See Note A - Basis of Financial Statements for further discussion of the Brasada Sale and Note K - Acquisitions for discussion about the acquisition of Exeter.
All of our restaurant and other operating revenues are generated in the United States.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2026	December 31, 2025
	(In millions)
Trade receivables, net	$12.8	$6.2
Deferred revenue (contract liabilities)	12.6	9.0
Trade receivables, net are included in Other current assets on our Condensed Consolidated Balance Sheets.
Deferred revenue is recorded primarily for restaurant gift card sales. With the Exeter Acquisition, the deferred revenue also includes match day tickets, season tickets, corporate boxes, VIP memberships, and sponsorships. The unrecognized portion of such revenue is recorded as Deferred revenue in the Condensed Consolidated Balance Sheets. Revenues of $1.7 million and $1.6 million was recognized in the three months ended September 30, 2026 and 2025, respectively, and $4.5 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively, that was included in Deferred revenue at the beginning of the period.
There was no impairment related to contract balances.
Note G — Notes Payable
Notes payable, net consists of the following:

	September 30, 2026	December 31, 2025
	(In millions)
FNF Revolver	$47.5	$47.5
Exeter notes payable	17.1	—
Other	1.0	18.5
Notes payable, total	$65.6	$66.0
Less: Notes payable, current	1.0	1.4
Notes payable, long term	$64.6	$64.6
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
As of September 30, 2026, there was a $47.5 million outstanding principal amount which incurred interest at 5.0% and there is no available borrowing capacity under the FNF Revolver.
Exeter Rugby
In connection with the Exeter Acquisition, Black Knight Rugby assumed two unsecured debentures previously issued by Exeter that remained outstanding following the transaction. Other Exeter-level indebtedness outstanding prior to the acquisition was repaid concurrently with the closing of the transaction.
The 150th debenture is due to mature in November 2031 and bears a nominal interest rate of 0%. The carrying amount assumed at acquisition was approximately $3.2 million.
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
See Note K - Acquisitions for further discussion of our accounting of the Exeter Acquisition.
Gross principal maturities of notes payable at September 30, 2026 are as follows (in millions):

2026 (remaining)	$1.0
2027	13.8
2028	—
2029	—
2030	47.5
Thereafter	3.3
Total	$65.6
At September 30, 2026, the carrying value of our outstanding notes payable approximates fair value and are considered Level 2 financial liabilities.

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
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts that represents our best estimate is recorded. As of September 30, 2026 and December 31, 2025, our accrual for settlements of legal proceedings was not considered material. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period in the event of an unfavorable outcome, at present, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
On September 10, 2026, a second putative class action lawsuit arising from the August 26, 2025 sale of D&B to a private equity firm was filed in the United States District Court for the Southern District of Florida under the caption, FNY Partners Fund LP and FNY Managed Accounts, LLC v. Douglas K. Ammerman, William P. Foley II, Thomas M. Hagerty, Anthony M. Jabbour, Dun & Bradstreet Holdings, Inc. and Cannae Holdings, Inc., Case No. 1:26-cv-26258. Plaintiffs allege that the defendants made materially false and misleading statements and omissions in connection with the transaction and assert claims under federal securities laws on behalf of a putative class of D&B shareholders. On November 4, 2026, the court entered an order staying this action pending resolution of the motions to dismiss in the Delaware Court of Chancery action brought by the New England Teamsters Pension Fund. The Company intends to vigorously defend against the claims asserted in the litigation.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Unconditional Purchase Obligations
We have certain unconditional purchase obligations, primarily in our Restaurant Group segment. These purchase obligations are with various vendors and are primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. We used both historical and projected volume and pricing as of September 30, 2026 to determine the amount of the obligations. Purchase obligations as of September 30, 2026 are as follows (in millions):

2026 (remaining)	$8.0
2027	5.8
2028	2.0
2029	0.3
2030	—
Thereafter	—
Total purchase commitments	$16.1
Other Contingencies
On May 12, 2025, we entered into an agreement to acquire an additional 30% ownership interest in JANA Partners in exchange for an upfront payment of $67.5 million and potential further payments aggregating to $26.0 million if JANA Partners achieves certain assets under management ("AUM") thresholds by certain dates (the "JANA Contingent Consideration"). The total potential liability of $26.0 million for the JANA Contingent Consideration is bifurcated into two tranches as follows: (1) a payment of $16.0 million if JANA Partners achieves an AUM threshold from September 2026 through December 2028 (the "Initial Payment") and (2) a payment of $10 million if JANA Partners achieves an AUM threshold as of December 31, 2028 (the "Additional Payment"). As of September 30, 2026 JANA Partners has achieved the AUM threshold necessary for the Initial Payment and, as previously disclosed, we have included $16.0 million in the basis of our investment in JANA Partners and a corresponding liability in Accounts payable and other accrued liabilities, current in our Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025. The Initial Payment of $16.0 million is expected to be made in the fourth quarter of 2026. We do not consider the Additional Payment to be probable as of September 30, 2026.
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payments, as well as certain non-cash investing and financing activities.

	Nine months ended September 30,
	2026	2025
	(In millions)
Cash paid during the period:
Interest	$2.2	$4.5
Income taxes, net of refunds	(46.8)	(24.3)
Non-cash investing and financing activities:
Equity in Fulfillment received as consideration in the WD Transaction	—	6.8
Exchange of real estate as repayment of debt	—	(12.2)
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
A reconciliation of the operations of D&B to the Condensed Consolidated Statement of Operations is presented below :

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	(In millions)
Other income (expense):
Recognized losses	$(10.6)	$(86.6)
Equity in losses of unconsolidated affiliates	—	(11.3)
Loss from discontinued operations before income taxes	(10.6)	(97.9)
Income tax expense (benefit)	—	—
Net loss from discontinued operations, net of tax	$(10.6)	$(97.9)
Summarized statement of operations information for D&B for the relevant dates and time periods included in Net losses from discontinued operations, net of tax in our Statements of Operations is presented below:

Nine months ended September 30, 2025
(In millions)
Total revenues	$1,165.0
Operating income	48.1
Loss before income taxes	(48.8)
Net loss	(47.4)
Net income attributable to noncontrolling interest	(2.1)
Net loss attributable to D&B	(45.3)
For the nine months ended September 30, 2025, we received quarterly cash dividends from D&B in the amount of $3.5 million which are included in Distributions from investments in unconsolidated affiliates on the Condensed Consolidated Statements of Cash Flows.
O'Charley's Restaurants
On September 14, 2026 (the "Assignment Date"), O'Charley's entered into the O'Charley's ABC wherein all of the assets of O'Charley's were assigned to a third-party administrator (the "Assignment") in order to liquidate them for the benefit of its creditors. O'Charley's closed the doors to all of its 45 restaurant locations prior to the Assignment on September 9, 2026. As a result of the O'Charley's ABC and in accordance with guidance established in ASC 205, O'Charley's is presented as a discontinued operation in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 and as of December 31, 2025.
Prior to the Assignment Date we exerted control over O'Charley's and therefore accounted for our ownership interest under the consolidation method of accounting. Immediately following the Assignment, we determined that Cannae no longer has control over O'Charley's because the power to direct the activities of the legal entities is held by the trustee of the assignment estate; therefore, we deconsolidated O'Charley's from our Condensed Consolidated Financial Statements as of the Assignment Date.
Prior to the deconsolidation described above, the Company’s senior secured note receivable from O’Charley’s was eliminated in consolidation and had no carrying amount in the Company’s consolidated balance sheet. Upon deconsolidation on September 14, 2026, the note ceased to be an intercompany balance, and the Company recognized it as a retained interest in O'Charley's. The Company's portion of the outstanding principal and accrued interest under the note was $67.0 million as of the Assignment Date.
The Company elected the fair value option under ASC 825-10 for the note on the date it was first recognized because we do not expect the principal or accrued interest to be recoverable. The fair value of the note was $0 at the deconsolidation date and at September 30, 2026, and thus no related asset is recorded in the Condensed Consolidated Balance Sheet. The note is classified within Level 3 of the fair value hierarchy. Fair value was estimated using a liquidation recovery analysis, under which estimated proceeds from disposition of the assigned assets in excess of the costs of administering the estate are expected to be

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

$0. The significant unobservable input is estimated proceeds from the liquidation of the assigned assets, which the Company estimates to be de minimis because the estate’s remaining assets have limited value.
No gain or loss was recognized on initial recognition of the note, and no changes in fair value were recognized during the three and nine months ended September 30, 2026. The Company does not recognize interest income on the note.
As a result of the deconsolidation of O'Charley's, we recognized a loss of $13.4 million, net of transaction costs, which was calculated as the difference between (i) the carrying amount of O'Charley's net assets, liabilities and noncontrolling interests and (ii) the value assigned to our retained interests in O'Charley's, which there was none. The loss is included in Net losses from discontinued operations, net of tax on our Condensed Consolidated Statement of Operations in the three and nine months ended September 30, 2026.
A reconciliation of the financial position of O'Charley's to Cannae's Consolidated Balance Sheet for the year ended December 31, 2025 is shown below:

December 31, 2025
(in millions)
Current Assets:
Cash and cash equivalents	$1.8
Trade receivables, net	1.2
Inventory	1.3
Income tax receivable	0.1
Other current assets	3.0
Total current assets of discontinued operations	7.4
Property and equipment, net	5.7
ROU Asset	37.5
Intangible assets, net	3.4
Other noncurrent assets	—
Total noncurrent assets of discontinued operations	46.6
Total assets of discontinued operations	$54.0

Current liabilities:
Accounts payable and accrued expenses	$10.5
Deferred revenue	7.1
Current portion of long-term notes payable	4.8
Current portion of long-term lease liabilities	5.0
Total current liabilities of discontinued operations	27.4
Long-term lease liabilities	43.8
Long-term accounts payable and other noncurrent liabilities	3.5
Total noncurrent liabilities of discontinued operations	47.3
Total liabilities of discontinued operations	$74.7
Net assets (liabilities) of discontinued operations	$(20.7)

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A summary of the discontinued operations of O'Charley's for the three and nine months ended September 30, 2026 and 2025 included in the Condensed Consolidated Statement of Operations is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Restaurant revenue	$15.5	$25.6	$62.4	$85.1
Total operating revenue	15.5	25.6	62.4	85.1
Operating expenses:
Cost of restaurant revenue	16.2	26.9	64.0	85.3
Personnel costs	0.2	0.5	1.4	1.6
Depreciation and amortization	0.3	0.7	1.3	2.3
Other operating expenses	1.2	3.3	18.3	9.4
Total operating expenses	17.9	31.4	85.0	98.6
Operating loss	$(2.4)	$(5.8)	$(22.6)	$(13.5)

Other income (expense):
Interest expense	—	(0.3)	(0.5)	(0.9)
Realized gains (losses), net (1)	(13.6)	(0.3)	(12.9)	—
Total other income (expense)	(13.6)	(0.6)	(13.4)	(0.9)
Income before income taxes	(16.0)	(6.4)	(36.0)	(14.4)
Income tax expense (benefit)	—	—	—	—
Net income (loss) from discontinued operations of O'Charley's, net of tax	(16.0)	(6.4)	(36.0)	(14.4)
Earnings (losses) of unconsolidated affiliates	—	—	—	—
Net earnings (losses) from discontinued operations	(16.0)	(6.4)	(36.0)	(14.4)
_____________________________________
(1) "Realized gains (losses), net" includes the loss of $13.4 million, recognized upon deconsolidation of O'Charley's on Cannae's Consolidated Financial Statement of Operations.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A summary of the cash flow items for the discontinued operations of O'Charley's for the nine months ended September 30, 2026 and 2025 included in the Condensed Consolidated Statement of Cash Flows is shown below:

	For the nine months ended September 30,
	2026	2025
	(in millions)
Net cash provided by (used in) operating activities	$(15.2)	$(13.2)
Net cash provided by (used in) investing activities	(1.1)	(2.4)

Reconciliation of discontinued operations to the Condensed Consolidated Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Discontinued operations of O'Charley's	$(16.0)	$(6.4)	$(36.0)	$(14.4)
Discontinued operations of Dun & Bradstreet	—	(10.6)	—	(97.9)
Net loss from discontinued operations, net of tax	$(16.0)	$(17.0)	$(36.0)	$(112.3)
Note K — Acquisitions
On June 29, 2026, Cannae completed the Exeter Acquisition. Total consideration transferred included $1 to purchase the equity of Exeter and $9.6 million to settle an outstanding loan of Exeter which was required to be paid as a result of our acquisition. Black Knight Rugby and Exeter also entered into an intercompany loan agreement of $26.0 million (the "Intercompany Loan"), which was funded at close of the Exeter Acquisition. Exeter used the proceeds from the Intercompany Loan to pay existing liabilities, including the settlement of the $9.6 million loan included in consideration transferred, and retained the remaining balance on its balance sheet. The Intercompany Loan eliminates upon consolidation in accordance with ASC 810, Consolidation. The Exeter Acquisition reflects the Company's continued strategy of concentrating its portfolio on sports and entertainment-related assets.
The acquisition was accounted for as a business combination pursuant to ASC 805, Business Combinations. Because Exeter's financial information is not expected to be available to the Company on a timely basis consistent with the Company's reporting timetable, the Company will consolidate Exeter using a reporting lag of three months, as permitted by ASC 810-10-45-12. Based on the timing of the Exeter Acquisition, our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 does not include any activity for Exeter. The activity for Exeter will be included in the Company's Consolidated Statement of Operations for the year ended December 31, 2026 when it will include Exeter's results of operations for the three months ended September 30, 2026. The Company will give recognition, through disclosure or adjustment, to the intervening events or transactions between Exeter's most recent available financial information and the Company's period end that materially affect the Company's consolidated financial position or results of operations.
During the three months ended September 30, 2026, the Company received an updated valuation of certain assets acquired in the Exeter Acquisition and recorded measurement period adjustments to the preliminary purchase price allocation. The adjustments increased Property and equipment, net by $17.5 million, Investment in Premiership Rugby Limited by $2.2 million, Other intangible assets, net by $0.6 million and Deferred tax liability by $0.2 million. Because the fair value of the identifiable net assets acquired of $29.7 million exceeded the consideration transferred of $9.6 million, the Company recognized a gain on bargain purchase of $20.1 million, included in Recognized gains (losses), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026. Had the adjustments been recognized as of the acquisition date, the gain would have been recognized in the three months ended June 30, 2026.
Before recognizing the gain, the Company reassessed whether it had correctly identified all assets acquired and liabilities assumed and reviewed the procedures used to measure them and the consideration transferred, and concluded the measurements were appropriate. The bargain purchase resulted primarily from the circumstances of the sale, in which the sellers transferred the equity of Exeter for nominal consideration in connection with the required settlement of Exeter’s government-backed Sport England loan upon a change of control, and from the fair value of Exeter’s Sandy Park stadium and its investment in Premiership Rugby Limited exceeding the price a buyer was willing to pay for the business as a whole, given Exeter’s history of operating losses.

CANNAE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The purchase price allocation for the Exeter Acquisition is still subject to change as the Company obtains additional information necessary to finalize the valuation of assets acquired and liabilities assumed. The Company expects to finalize its purchase price allocation within one year from the acquisition date as required by ASC 805.
The following table summarizes the adjustments made during the current quarter to the preliminary fair value allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

	Fair Value as Previously Reported June 30, 2026	Measurement Period Adjustments	Fair Value as Adjusted September 30, 2026
	(in millions)
Property and equipment, net	$20.7	$17.5	$38.2
Investment in Premiership Rugby Limited	21.1	2.2	23.3
Other intangible assets, net	0.7	0.6	1.3
Other assets	3.7	—	3.7
Total assets acquired	$46.2	$20.3	$66.5

Deferred revenue	$9.3	$—	$9.3
Deferred tax liability	1.9	0.2	2.1
Debt	17.0	—	17.0
Other liabilities	8.4	—	8.4
Total liabilities assumed	$36.6	$0.2	$36.8
Net assets acquired	$9.6	$20.1	$29.7

Consideration transferred	$9.6		$9.6
Bargain purchase gain	$—		$(20.1)
The gross carrying value and weighted average estimated useful lives of Property and equipment and Other intangible assets acquired consists of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life
	(In millions)	(In years)
Property and equipment, net	$38.2	33
Other intangible assets, net (tradenames and trademarks)	1.3	10
Exeter's results of operations were not material to the Company's Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026, and accordingly, pro forma financial information have not been presented.
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
We are continuing to explore strategic alternatives related to our restaurant group as part of our portfolio transformation strategy. In September 2026, we closed all O'Charley's stores and implemented the O'Charley's ABC in order to eliminate the burden of ongoing operating losses of O'Charley's on the Company's cash. We continue to explore strategic alternatives for 99 Restaurants.
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

As of September 30, 2026, the book value of our investment in Alight accounted for under the equity method of accounting is $67.6 million. Based on the closing stock price of Alight common shares as of September 30, 2026, the fair value of our investment in Alight was $18.1 million. While the fair value of our investment in Alight is currently below our book value as of September 30, 2026, the fair value has been below book value for nine months. Though we do not currently believe our investment in Alight is other than temporarily impaired as of September 30, 2026, because the fair value is below the book value of our investment, further declines in fair value of the investment, deterioration in Alight's actual or forecasted results of operations or adverse changes in the U.S. macroeconomic environment could result in an impairment charge in future periods to record our asset at fair value.
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
As of September 30, 2026, the Company has a deferred tax liability of $2.2 million related to United Kingdom corporate taxes of Exeter and no net U.S. deferred tax asset. The Company continues to record a full valuation allowance on its U.S. federal NOL carryforwards and other U.S. federal deferred taxes assets, including those related to our ownership interests, where it is not more likely than not that the tax benefit will be realized. As of September 30, 2026, our federal valuation allowance was $161.5 million. Additionally, a state valuation allowance of $7.7 million has been recorded on U.S. state deferred tax assets, including state NOLs, where it is not more likely than not that the tax benefit will be realized, including state NOLs in certain states that may expire before they can be used.
The Company’s prospective investment strategy, fluctuations in the fair market value of its ownership interests prior to any dispositions and other factors may influence the timing of reversals of deferred tax assets and liabilities and their ultimate impact on taxable income or loss, which could have an effect on the recoverability of deferred tax assets and our related valuation allowances. The Company will continue to monitor the recoverability of deferred tax assets on a quarterly basis and may need to adjust its valuation allowances in future periods.

Results of Operations
Consolidated Results of Operations
Net Earnings (Loss). The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Restaurant revenue	$66.2	$69.0	$203.3	$210.4
Other operating revenue	1.9	12.3	16.4	24.7
Total operating revenues	68.1	81.3	219.7	235.1
Operating expenses:
Cost of restaurant revenue	60.2	61.7	181.6	185.2
Personnel costs	7.2	11.6	30.1	60.8
Depreciation and amortization	1.3	2.2	5.3	6.7
Other operating expenses, including asset impairments	9.6	13.2	39.5	64.4
Goodwill impairment	16.2	—	48.4	—
Total operating expenses	94.5	88.7	304.9	317.1
Operating loss	(26.4)	(7.4)	(85.2)	(82.0)
Other income (expense):
Interest, investment and other income	1.3	1.8	6.9	8.1
Interest expense	(0.9)	(3.0)	(3.9)	(9.5)
Recognized gains (losses), net	30.3	8.5	105.2	(60.9)
Total other income (expense), net	30.7	7.3	108.2	(62.3)
Income (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	4.3	(0.1)	23.0	(144.3)
Income tax expense (benefit)	1.5	(3.8)	3.6	14.6
Income (loss) before equity in losses of unconsolidated affiliates	2.8	3.7	19.4	(158.9)
Equity in losses of unconsolidated affiliates	(11.4)	(57.5)	(15.4)	(155.1)
Net (loss) income from continuing operations	(8.6)	(53.8)	4.0	(314.0)
Net loss from discontinued operations, net of tax	(16.0)	(17.0)	(36.0)	(112.3)
Net loss	(24.6)	(70.8)	(32.0)	(426.3)
Less: Net loss attributable to non-controlling interests	(4.4)	(2.4)	(17.2)	(6.1)
Net loss attributable to Cannae Holdings, Inc. common shareholders	$(20.2)	$(68.4)	$(14.8)	$(420.2)
For the Three Months Ended September 30, 2026 and 2025
The following is a discussion of the material fluctuations in our consolidated results of operations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The material changes in revenues, expenses and pre-tax loss for the three months ended September 30, 2026 and 2025 are discussed in further detail at the segment level below.
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
Recognized gains (losses)
Recognized gains (losses) increased $21.8 million, or 256.5%, in the three months ended September 30, 2026 compared to the corresponding period in 2025. The increase in Recognized (losses) gains is discussed in further detail at the segment level below.
Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates increased $4.4 million, or 4,400.0%, in the three months ended September 30, 2026 compared to the corresponding period in 2025. The increase was primarily attributable to the increase in Recognized (losses) gains in the period and is discussed in further detail at the segment level below.
Income Taxes
Income tax expense (benefit) was $1.5 million and $(3.8) million in the three-month periods ended September 30, 2026 and 2025, respectively. Our effective tax rate was 34.9% and 3,800.0% in the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability, changes in our valuation allowance and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the three months ended September 30, 2026 compared to the corresponding period in 2025 is primarily attributable to a $1.4 million valuation allowance recorded in the third quarter of 2026 on the Company's remaining U.S. state and federal deferred tax assets, and the varying impact of equity in losses of unconsolidated affiliates on income tax expense (benefit).
Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in earnings (losses) of unconsolidated affiliates for the three months ended September 30, 2026 and 2025, consisted of the following:

	Three months ended September 30,
	2026	2025
	(In millions)
BKFC	$(17.6)	$26.6
JANA Partners	0.1	0.3
CSI	1.4	—
Alight	(3.9)	(81.7)
JANA Fund	8.3	—
Other	0.3	(2.7)
Total	$(11.4)	$(57.5)
The equity in losses of Alight in the three months ended September 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $1,338.0 million. The change in net income or loss from our unconsolidated affiliates that are reportable segments is discussed in further detail at the segment level below.
For the Nine Months Ended September 30, 2026 and 2025
The following is a discussion of the material fluctuations in our consolidated results of operations for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The material changes in revenues, expenses and pre-tax loss for the nine months ended September 30, 2026 and 2025 are discussed in further detail at the segment level below.
Recognized gains (losses)
Recognized gains (losses) increased $166.1, or 272.7%, in the nine months ended September 30, 2026 compared to the corresponding period in 2025. The increase in Recognized (losses) gains is discussed in further detail at the segment level below.

Pre-Tax Earnings (Loss)
Earnings (loss) before income taxes and equity in losses of unconsolidated affiliates increased $167.3 million, or 115.9%, in the nine months ended September 30, 2026 compared to the corresponding period in 2025.
Income Taxes
Income tax expense was $3.6 million and $14.6 million in the nine-month periods ended September 30, 2026 and 2025, respectively. Our effective tax rate was 15.7% and (10.1)% in the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate fluctuates depending on our estimate of ultimate income tax liability, changes in our valuation allowance and changes in the characteristics of net earnings, such as the weighting of operating income versus other income or earnings and losses of unconsolidated affiliates. The change in our effective tax rate in the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily reflects the prior year period, in which we recorded a valuation allowance of $99.0 million on our federal deferred tax assets, resulting in income tax expense on a pretax loss that included mark-to-market losses on investments. In 2026, with a full valuation allowance in place, the federal tax on pretax income, including the unrealized gain on SpaceX and the gains on the sales of Watkins and Brasada, is offset by a decrease in the valuation allowance; income tax expense primarily reflects a $2.2 million valuation allowance on the tax benefit recognized in other comprehensive loss, a $1.0 million valuation allowance on U.S. state deferred tax assets and state income taxes. The nontaxable gain on the bargain purchase of Exeter also reduced the 2026 effective tax rate.
Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for the nine months ended September 30, 2026 and 2025, consisted of the following:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
BKFC	$(11.5)	$3.9
JANA Partners	0.9	3.1
CSI	(1.2)	15.7
Alight	(6.8)	(165.3)
JANA Fund	2.4	—
Other	0.8	(12.5)
Total	$(15.4)	$(155.1)
The equity in losses of Alight in the nine months ended September 30, 2025 was primarily driven by the pickup of our ratable portion of Alight's goodwill impairment of $2,321.0 million. The change in net income or loss from our unconsolidated affiliates that are reportable segments is discussed in further detail at the segment level below.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenue
Restaurant revenue	$66.2	$69.0	$203.3	$210.4
Total operating revenues	66.2	69.0	203.3	210.4
Operating expenses:
Cost of restaurant revenue	60.2	61.7	181.6	185.2
Personnel costs	3.9	3.6	11.6	10.7
Depreciation and amortization	1.3	1.6	4.0	4.9
Other operating expenses, including asset impairments	4.0	2.5	16.5	7.9
Goodwill impairment	16.2	—	48.4	—
Total operating expenses	85.6	69.4	262.1	208.7
Operating loss	(19.4)	(0.4)	(58.8)	1.7
Other (expense) income:
Interest expense	(0.2)	(0.1)	(0.3)	(0.5)
Recognized gains, net	—	(0.1)	—	(0.1)
Total other expense	(0.2)	(0.2)	(0.3)	(0.6)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(19.6)	$(0.6)	$(59.1)	$1.1
For the Three Months Ended September 30, 2026
Total revenues for the Restaurant Group segment decreased $2.8 million, or 4.1%, in the three months ended September 30, 2026, compared to the corresponding period in 2025. The reduction in revenue is primarily attributable to a decline in comparable store sales.
Comparable Store Sales. One method we use in evaluating the performance of our restaurants is to compare sales results for restaurants period over period. A new restaurant is included in our comparable store sales figures starting in the first period following the restaurant's first seventy-eight weeks of operations. Changes in comparable store sales reflect changes in sales for the comparable store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable store sales for our 99 Restaurants decreased by 4.2% in the three months ended September 30, 2026 compared to the corresponding period in 2025. The decrease is primarily attributable to a decrease in guest counts of 6.4%, partially offset by an increase in the average amount spent by guests each visit of 2.3%. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenue in the period. Cost of restaurant revenue as a percentage of Restaurant revenue was 90.9% and 89.4% in the three months ended September 30, 2026 and 2025, respectively.
Goodwill impairment for the Restaurant Group segment increased $16.2 million in the three months ended September 30, 2026, compared to the corresponding period in 2025. In connection with the Company’s ongoing evaluation of strategic alternatives for the Restaurant Group, the Company determined that it was more likely than not that the fair value of its 99 Restaurants reporting unit was less than its carrying value. As such, the Company performed a quantitative goodwill impairment test as of September 30, 2026 which resulted in an associated goodwill impairment loss of $16.2 million. Following the impairment, the goodwill balance associated with the 99 Restaurants reporting unit was reduced from $21.3 million to $5.1 million.
For the Nine Months Ended September 30, 2026
Total revenues for the Restaurant Group segment decreased $7.1 million, or 3.4%, in the nine months ended September 30, 2026, compared to the corresponding period in 2025. The reduction in revenue is primarily attributable to approximately a decline in comparable store sales.
Comparable Store Sales. Comparable store sales for our 99 Restaurants decreased by 3.4% in the nine months ended September 30, 2026 compared to the comparable period in 2025. The decrease in 2026 is primarily attributable to a decrease in guest counts of 6.7%, partially offset by an increase in the average amount spent by guests each visit of 3.5%. The decline in same store sales is an unfavorable trend reasonably likely to have a material unfavorable impact on future net sales and income from continuing operations.
Cost of restaurant revenue decreased directionally consistent with Restaurant revenues. Cost of restaurant revenue as a percentage of Restaurant revenue was 89.3% and 88.0% in the nine months ended September 30, 2026 and 2025, respectively.
Other operating expense for the Restaurant Group segment increased $8.6 million, or 108.9%, in the nine months ended September 30, 2026, compared to the corresponding period in 2025. The change is primarily attributable to $8.6 million increase in non-cash impairment charges to property and equipment and lease assets of 99 Restaurants.
Goodwill impairment for the Restaurant Group segment increased $48.4 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025. In connection with the Company’s ongoing evaluation of strategic alternatives for the Restaurant Group, the Company determined that it was more likely than not that the fair value of its 99 Restaurants reporting unit was less than its carrying value. As such, the Company performed a quantitative goodwill impairment test as of September 30, 2026 which resulted in an associated goodwill impairment loss of $16.2 million. As a result, the goodwill balance associated with the 99 Restaurants reporting unit was reduced from $53.4 million as of December 31, 2025 to $5.1 million as of September 30, 2026.
Alight
As of September 30, 2026, we own approximately 7.6% of the outstanding common stock of Alight. We account for our ownership of Alight under the equity method of accounting; therefore, its results do not consolidate into ours.
Summarized statement of operations information for Alight for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$500.0	$533.0	$1,545.0	$1,609.0
Depreciation and amortization	105.0	103.0	314.0	304.0
Interest expense	25.0	24.0	73.0	68.0
Gross profit	135.0	178.0	433.0	525.0
Net loss from continuing operations	(51.0)	(1,055.0)	(80.0)	(2,145.0)
Net loss earnings from discontinued operations	—	(13.0)	—	(22.0)
Net loss attributable to Alight	(51.0)	(1,067.0)	(80.0)	(2,165.0)
Details relating to the results of operations of Alight (NYSE: "ALIT") can be found in its periodic reports filed with the SEC.
Black Knight Football
As of September 30, 2026, we own approximately 44.3% of the ownership interest of Black Knight Football. We account for our ownership of BKFC under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of BKFC on a three-month lag, and accordingly, our net loss for the three months ended September 30, 2026 and 2025 includes our equity in BKFC’s losses for the three and nine months ended June 30, 2026 and 2025, respectively.
Summarized statement of operation information for Black Knight Football for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$117.5	$87.9	$279.2	$209.1
Player trading income	5.3	80.2	51.1	90.5
Depreciation and amortization	45.6	30.3	124.7	86.4
Interest expense	8.0	10.0	24.0	20.1
Operating loss	(38.4)	62.1	(53.9)	23.4
Earnings (losses) of unconsolidated affiliates	—	(1.1)	(3.6)	(4.9)
Net income (loss) attributable to BKFC	(42.4)	60.4	(40.3)	10
BKFC's total revenue is primarily attributable to Premier League media rights, matchday and sponsorship revenue earned by AFCB.
Total revenues for Black Knight Football increased $29.6 million, or 33.7%, and $70.1 million, or 33.5%, in the three and nine months ended June 30, 2026, compared to the corresponding periods in 2025, respectively. The increase in revenue was primarily attributable to a $22.1 million and $41.7 million increase in Premier League revenue for the three and nine months ended June 30, 2026, respectively, resulting from AFCB's higher placement in the Premier League table and an overall increase in the quantum of funds available from the Premier League. In addition, there was an increase in revenue in the three and nine months ended June 30, 2026, respectively, compared to the corresponding period in 2025 from the inclusion of consolidated results for FCL, and MFC in the current periods compared to the inclusion of only AFCB in the prior year periods. For the three and nine months ended June 30, 2026, FCL added revenue of $10.0 million and $15.5 million, respectively.
Player trading income for BKFC decreased $74.9 million, or 93.4%, and $39.4 million, or 43.5%, in the three and nine months ended June 30, 2026, compared to the corresponding periods in 2025, respectively. The decrease is player trading income was primarily due to two major player trades that were conducted in the summer trading window in the three months ended June 30, 2025 and in 2026 the player trading took place during the winter trading window for the nine months ended June 30, 2026.
Depreciation and amortization for BKFC increased $15.3 million, or 50.5%, and $38.3 million or 44.3%, in the three and nine months ended June 30, 2026, compared to the corresponding periods in 2025, respectively. The increases in both periods are primarily attributable to an increase in amortization of intangible assets for player registrations.
Net income (loss) attributable to Black Knight Football decreased $102.8 million, or 170.2%, and $50.3 million, or 503.0%, in the three and nine months ended June 30, 2026, compared to the corresponding periods in 2025, respectively. The change was primarily attributable to a decrease in player trading income of $74.9 million and $39.4 million in the three and nine months ended June 30, 2026, compared to the corresponding periods in 2025, respectively, as well as the fluctuations in revenue and depreciation and amortization described above.
JANA Partners
As of September 30, 2026, we own approximately 50.0% of the ownership interest of JANA Partners. We account for our ownership of JANA under the equity method of accounting, and therefore its results do not consolidate into ours. We report our equity in the earnings or loss of JANA Partners on a three-month lag, and accordingly, our net earnings (loss) for the three and nine months ended September 30, 2026 and 2025 includes our equity in JANA’s earnings for the three and nine months ended June 30, 2026, and 2025, respectively.
Summarized statement of operations information for JANA Partners for the relevant dates and time periods included in Equity in losses of unconsolidated affiliates in our Condensed Consolidated Statements of Operations is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$4.3	$5.3	$15.4	$31.0
Net income	0.8	1.7	4.6	18.4
JANA's total revenue is primarily attributable to management fees earned from managing investment funds and performance fees earned which are calculated based on investment performance and various factors, including relative benchmarks, hurdles and preferred returns.
Total revenues decreased $15.6 million or 50.3% in the nine months ended June 30, 2026 relative to the corresponding period in 2025. The change in revenue was primarily attributable to investment performance and related fee income.

Corporate and Other
The Corporate and Other segment consists of our share in the operations of certain controlled businesses and other equity ownership interests, activity of the corporate holding company, certain intercompany eliminations and taxes.
The following table presents the results from operations of our non-reportable Corporate and other segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Other operating revenue	$1.9	$12.3	$16.4	$24.7
Operating expenses:
Personnel costs	3.3	8.0	18.5	50.1
Depreciation and amortization	—	0.6	1.3	1.8
Other operating expenses	5.6	10.7	23.0	56.5
Total operating expenses	8.9	19.3	42.8	108.4
Operating loss	(7.0)	(7.0)	(26.4)	(83.7)
Other income (expense):
Interest, investment and other income	1.3	1.8	6.9	8.1
Interest expense	(0.7)	(2.9)	(3.6)	(9.0)
Recognized gains (losses), net	30.3	8.6	105.2	(60.8)
Total other income (expense)	30.9	7.5	108.5	(61.7)
Income (loss) before income taxes and equity in earnings (losses) of unconsolidated affiliates	$23.9	$0.5	$82.1	$(145.4)
For the Three Months Ended September 30, 2026
Total operating expenses, excluding Brasada and certain intercompany eliminations ("Corporate Holding Company Expenses"), were $7.2 million and $9.0 million in the three months ended September 30, 2026 and 2025, respectively. The decrease in Corporate Holding Company Expenses of $1.8 million, or 20%, in the three months ended September 30, 2026, compared to the corresponding period in 2025, was primarily attributable to a decrease in professional related to increased costs associated with our 2025 proxy statement and annual meeting preparation.
Recognized gains (losses), net in our Corporate and Other segment consists of the following:

	Three months ended September 30,
	2026	2025
	(In millions)
SpaceX fair value adjustments	$(13.0)	$—
Gain on sale of Watkins	14.9	—
Gain on sale of Brasada	8.7	—
Exeter bargain purchase gain	20.1	—
Dilution on unconsolidated affiliates	—	6.3
Other, net	(0.4)	2.3
Recognized gains (losses), net	$30.3	$8.6
For the Nine Months Ended September 30, 2026
Personnel costs decreased $31.6 million, or 63.1%, in the nine months ended September 30, 2026, compared to the corresponding period in 2025. The change in personnel costs was primarily driven by a prior year transition in executive management and related employment agreement which resulted in a $17.2 million cash payment and $8.3 million in accelerated stock vesting.
Other operating expenses decreased $33.5 million, or 59.3%, in the nine months ended September 30, 2026 compared to the prior year period. The change was primarily attributable to the termination of our prior management agreement in the prior year which accelerated fees incurred with our Former Manager including $19.0 million in management fees and $9.9 million in termination fees.

Corporate Holding Company Expenses were $24.9 million and $83.7 million in the nine months ended September 30, 2026 and 2025, respectively. The decrease in Corporate Holding Company Expenses of $58.8 million, or 70.3%, in the nine months ended September 30, 2026, compared to the corresponding period in 2025, was primarily attributable to the decrease in personnel costs associated with the executive management transition and reduction in management fees described above and reflects the Company's board and management focus on cost reduction.
Recognized gains (losses), net in our Corporate and Other segment consists of the following:

	Nine months ended September 30,
	2026	2025
	(In millions)
SpaceX fair value adjustments	$70.5	$—
Gain on sale of Watkins	14.9	—
Gain on sale of Brasada	8.7	—
Exeter bargain purchase gain	20.1	—
Put Right fair value adjustments	(5.7)	(13.2)
WineDirect	(5.1)	16.8
Triple Tree Executive Fund sale	3.1	—
Alight impairment	—	(59.1)
Paysafe fair value adjustments	—	(10.3)
Dilution on unconsolidated affiliates	(0.7)	10.3
Other fair value adjustments	—	(7.5)
Other, net	(0.6)	2.2
Recognized gains (losses), net	$105.2	$(60.8)
Discontinued Operations
As a result of the D&B Sale and the O'Charley's ABC, the financial results of D&B and O'Charley's have been reclassified to discontinued operations. See Note J to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further details on the amounts included in discontinued operations for all periods presented.
Liquidity and Capital Resources
Cash Requirements. Our short and long term cash requirements include management fees, personnel costs, other operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and other potential business acquisitions or investments. On November 4, 2026, our Board declared cash dividends of $0.15 per share, payable on December 31, 2026, to Cannae common shareholders of record as of December 17, 2026. During the third quarter JANA Partners achieved assets under management above the Initial AUM Threshold as established in the May 2025 purchase agreement which requires Cannae to pay $16.0 million in additional contingent consideration. This payment was previously accounted for in accrued liabilities in our Condensed Consolidated Balance Sheet. We expect to make the payment during the fourth quarter of 2026. For further discussion relating to the payment see Note H - Commitments and Contingencies. There are no restrictions on our retained earnings regarding our ability to pay dividends to stockholders. The declaration of any future dividends is at the discretion of our Board. Additional uses of cash flow beyond the foregoing over the short and long term are expected to include stock repurchases and debt repayments.
As of September 30, 2026, we had cash and cash equivalents of $111.7 million, of which $90.4 million was cash held by the corporate holding company.
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
Cash Flows for the Nine Months Ended September 30, 2026
Operating Cash Flow. Our cash flows provided by (used in) operations for the nine months ended September 30, 2026 and 2025 totaled $3.0 million and $(36.4) million, respectively. The increase in cash provided by operations of $39.4 million is primarily attributable to $46.8 million of net cash refunds of taxes in the 2026 period compared to $24.3 million of cash refunds of taxes in the 2025 period and management and termination fees paid to our Former Manager of $11.3 million in the 2025 period compared to $16.9 million in the 2026 period. See Note I for additional information on cash paid for income taxes, net of refunds and Note A for additional information on cash paid for management and termination fees.
Investing Cash Flows. Our cash flows provided by investing activities for the nine months ended September 30, 2026 and 2025 were $40.5 million and $493.8 million, respectively. The change in cash provided by investing activities of $453.3 million is primarily attributable to (i) cash proceeds from sales of D&B for $629.8 million and $13.6 million in the sale of WineDirect, Inc. in 2025, compared to $90.0 million of proceeds from the sale of Watkins in 2026, partially offset by (ii) an $84.8 million decrease in additional investments in unconsolidated affiliates in 2026 compared to 2025.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2026 and 2025 were $113.8 million and $357.4 million, respectively. The change in cash used in financing activities of $243.6 million is primarily attributable to $92.4 million of repurchases of treasury stock in the 2026 period compared to $232.6 million in the 2025 period and the payoff of our corporate margin loan for $101.0 million in the 2025 period.
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
Operating lease payments include the expected future rent payments of the Company and its operating subsidiaries, primarily for 99 Restaurants. The operating leases are accounted for pursuant to ASC 842 Leases.
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Restaurant Group has unconditional purchase obligations with various vendors, primarily related to food and beverage obligations with fixed commitments in regard to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate. Future purchase obligations are estimated by assuming historical purchase activity over the remaining, non-cancellable terms of the various agreements. For agreements with minimum purchase obligations, at least the minimum amounts we are legally required to purchase are included. These agreements do not include fixed delivery terms. We used both historical and projected volume and pricing as of September 30, 2026 to determine the amount of these obligations.
As of September 30, 2026, our required future payments relating to these contractual obligations were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Operating lease payments	$4.0	$14.7	$14.9	$14.3	$11.4	$53.9	$113.2
Unconditional purchase obligations	8.0	5.8	2.0	0.3	—	—	16.1
Notes payable	1.0	13.8	—	—	47.5	3.3	65.6
Total	$13.0	$34.3	$16.9	$14.6	$58.9	$57.2	$194.9
Capital Stock Transactions. On March 24, 2025, our Board authorized a new stock repurchase program (the "2025 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2025 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2025 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three months ended September 30, 2026, we repurchased a total of 1,871,587 shares of Cannae common stock for approximately $29.0 million in the aggregate, or an average of $15.49 per share under the 2025 Repurchase Program. During the nine months ended September 30, 2026, we repurchased a total of 5,299,087 shares of Cannae common stock for approximately $73.4 million in the aggregate, or an average of $13.86 per share under the 2025 Repurchase Program. Since the original commencement of the 2025 Repurchase Program through market close on November 6, 2026, we have repurchased a total of 10,000,000 shares of Cannae common stock for approximately $154.0 million in the aggregate, or an average of $15.40 per share. As of September 30, 2026, there are no remaining shares available for repurchase under the 2025 Repurchase Program.
On March 9, 2026, our Board authorized a new stock repurchase program (the "2026 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Such repurchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions. The 2026 Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time. The 2026 Repurchase Program does not supersede or impact the repurchase capacity under the prior authorizations. During the three and nine months ended September 30, 2026, we repurchased a total of 1,181,438 shares of Cannae common stock for approximately $18.3 million in the aggregate, or an average of $15.52 per share under the 2026 Repurchase Program. Since the original commencement of the 2026 Repurchase Program through market close on November 6, 2026, we have repurchased a total of 2,302,348 shares of Cannae common stock for approximately $36.8 million in the aggregate or $16.00 per share. As of November 6, 2026, there are 7,697,652 shares available for repurchase under the 2026 Repurchase Program.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
During the three months ended September 30, 2026, there have been no material changes in the market risks described in Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2026, solely because of the material weakness described below which has not yet been completely remediated.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, which constitute a change in our internal control over financial reporting during the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note H - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of equity securities by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (4)
Beginning Balance				11,871,587
7/1/2026 - 7/31/2026	—	$—	—	11,871,587
8/1/2026 - 8/31/2026	1,058,025	15.32	1,058,025	10,813,562
9/1/2026 - 9/30/2026	1,995,000	15.60	1,995,000	8,818,562
Total	3,053,025	$15.49	3,053,025
(1) On March 24, 2025, our Board approved the 2025 Repurchase Program, under which we may purchase up to 10.0 million shares of our common stock. As of September 30, 2026 the full amount of shares available under the 2025 Repurchase Program have been purchased and no authority remains.
(2) On March 9, 2026, our Board approved the 2026 Repurchase Program, under which we may purchase up to 10.0 million shares of our common stock.
(3) Subsequent to the third quarter of 2026, we adopted a Rule 10b-18 and 10b5-1 trading plan which allows the Company to purchase shares of our common stock under our announced repurchase programs during certain restricted blackout periods. During the term of the Rule 10b-18 and10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and 10b5-1 trading plan.
(4) As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:
EXHIBIT INDEX

10.1†
Letter Agreement, dated July 15, 2026, by and among Cannae Holdings, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 16, 2026).

10.2
Third Amendment to Black Knight Football Club US, LP Agreement of Limited Partnership, effective as of July 27, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 2026).

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

Date:	November 9, 2026	CANNAE HOLDINGS, INC. (registrant)
		By:	/s/ Brett A. Correia
Brett A. Correia
Chief Financial Officer (Principal Financial and Accounting Officer)